Form 10-Q
period 1995-03-31
INAMED CORP
filed 1995-05-15
CIK 109831

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1995             COMMISSION FILE NUMBER: 0-7101





                               INAMED CORPORATION

State of Incorporation:                     I.R.S. Employer Identification No.:
       Florida                                           59-0920629

         3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada 89109

                        Telephone Number: (702) 791-3388



                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            On March 31, 1995 there were 7,502,939 Shares of the Registrant's Common Stock Outstanding.


                        This document contains 14 pages.

                       INAMED CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          Quarter Ended March 31, 1995



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    -     FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets. . . . . . . . . . . . . . .    3

                  Unaudited Consolidated Income Statements  . . . . . . . .   5

                  Unaudited Consolidated Statements
                  of Cash Flows      . . . . . . . . . . . . . . . . . . . .  6

                  Notes to the Unaudited Consolidated
                  Financial Statements      . . . . . . . . . . . . . . . .   8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . .  11


PART II   -     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  13



PART I.  FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                            March 31, 1995         December 31, 1994
                                                                                            --------------         -----------------
Assets

Current assets:
     Cash and cash equivalents .................................................            $         --                $    673,951
     Trade accounts receivable, net of
         allowance for doubtful accounts  and returns
         and allowances of $6,029,852 at March 31,
         1995 and $6,025,827 at December 31, 1994 ..............................               13,785,384                11,319,487
     Notes receivable ..........................................................                  707,949                 1,400,503
     Inventories (Note 3) ......................................................               16,844,552                14,879,570
     Prepaid expenses and other current assets .................................                1,663,213                 2,548,748
     Income tax refund receivable ..............................................                  464,891                   462,304
     Deferred income taxes .....................................................                2,522,138                 2,648,653
                                                                                             ------------              ------------
          Total current assets .................................................               35,988,127                33,933,216
                                                                                             ------------              ------------
Property and equipment, at cost:
     Machinery and equipment ...................................................                8,032,030                 7,449,622
     Furniture and fixtures ....................................................                2,877,015                 2,620,594
     Leasehold improvements ....................................................                6,284,032                 5,469,234
                                                                                             ------------              ------------
                                                                                               17,193,077                15,539,450
     Less accumulated depreciation
         and amortization ......................................................               (7,466,333)               (6,819,866)
                                                                                             ------------              ------------
         Net property and equipment ............................................                9,726,744                 8,719,584
                                                                                             ------------              ------------
Notes receivable ...............................................................                2,490,446                 2,215,058

Related party notes receivable .................................................                  854,795                   688,184

Intangible assets, net .........................................................                1,878,866                 1,956,648

Deferred income taxes ..........................................................                     --                      48,810

Other assets, at cost ..........................................................                  259,619                   248,901
                                                                                             ------------              ------------
                                                                                             $ 51,198,597              $ 47,810,401
                                                                                             ============              ============


                                   (continued)

    The Notes to Financial Statements are an integral part of this statement.



                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           (Unaudited)
                                                                                          March 31, 1995           December 31, 1994
                                                                                          --------------           ----------------
Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt ................................               $    144,300                $    176,910
     Notes payable to bank .................................................                  1,532,408                   1,795,721
     Related party notes payable ...........................................                    971,506                     970,610
     Accounts payable ......................................................                 14,208,975                  15,780,050
     Accrued liabilities:
         Salaries and wages ................................................                  4,989,648                   2,251,275
         Interest ..........................................................                    567,365                     567,365
         Self-insurance ....................................................                  2,297,632                   1,291,605
         Stock option compensation .........................................                     68,714                      68,714
         Other .............................................................                  2,675,245                   3,593,024
     Royalties payable .....................................................                    984,391                   1,053,888
     Income taxes payable ..................................................                  5,293,230                   4,960,352
     Deferred income taxes .................................................                    580,731                     335,777
                                                                                           ------------                ------------
           Total current liabilities .......................................                 34,314,145                  32,845,291
                                                                                           ------------                ------------
Long-term debt, excluding current installments .............................                     14,492                      50,801

Deferred grant income ......................................................                    959,435                     931,367

Deferred income taxes ......................................................                    306,017                     352,115

Litigation settlement ......................................................                  9,152,000                   9,152,000

Net stockholders' equity:
     Common stock, $0.01 par value
         Authorized 20,000,000 shares;
         issued and outstanding 7,502,939 ..................................                     75,030                      74,662
     Additional paid-in capital ............................................                  9,783,477                   9,699,345
     Cumulative translation adjustment .....................................                  1,186,368                     437,683
     Accumulated deficit ...................................................                 (4,592,367)                 (5,732,863)
                                                                                           ------------                ------------
           Net stockholders' equity ........................................                  6,452,508                   4,478,827

Commitments and contingencies (Note 4) .....................................                       --                          --

                                                                                           $ 51,198,597                $ 47,810,401
                                                                                           ============                ============

    The Notes to Financial Statements are an integral part of this statement.


                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                  Three Months     Three Months
                                                     Ended             Ended
                                                 March 31, 1995   March 31, 1994
                                                 --------------   -------------
Net sales ....................................    $ 21,744,875     $ 16,896,056
Cost of goods sold ...........................       6,334,312        6,419,644
                                                  ------------     ------------
         Gross profit ........................      15,410,563       10,476,412
                                                  ------------     ------------
Operating expenses:
     Marketing ...............................       5,381,079        4,051,458
     General and administrative ..............       7,608,602        4,476,334
     Research and development ................       1,066,375          853,111
                                                  ------------     ------------
         Total operating expenses ............      14,056,056        9,380,903
                                                  ------------     ------------
         Operating income ....................       1,354,507        1,095,509
                                                  ------------     ------------
Other income (expense):
     Interest income .........................         356,647           89,622
     Interest expense ........................        (128,743)         (50,178)
     Foreign currency transaction gains ......         263,743          400,842
     Miscellaneous income ....................         119,211           31,400
                                                  ------------     ------------
         Net other income ....................         610,858          471,686
                                                  ------------     ------------
         Income before income taxes ..........       1,965,365        1,567,195

Income taxes .................................         824,869          295,253
                                                  ------------     ------------
         Net income ..........................    $  1,140,496     $  1,271,942
                                                  ============     ============
Net income per share of common stock .........    $        .15     $        .17
                                                  ============     ============
Weighted average common shares outstanding ...       7,491,821        7,440,288
                                                  ============     ============


    The Notes to Financial Statements are an integral part of this statement.


                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                   Three Months ended March 31, 1995 and 1994

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                   1995                     1994
                                                                                               -----------              -----------
Cash flows from operating activities:
     Net income ..................................................................             $ 1,140,496              $ 1,271,942
                                                                                               -----------              -----------
Adjustments  to reconcile net income to net
cash provided by (used in) operating
activities:
     Depreciation of property and equipment ......................................                 758,659                  386,379
     Amortization of intangible assets ...........................................                  77,699                   55,508
     Deferred income taxes .......................................................                 358,633                   93,248
     Changes in assets and liabilities:
         Increase in trade accounts receivable ...................................              (2,215,168)                (384,617)
         Decrease in notes receivable ............................................                 417,166                    4,366
         (Increase) decrease in inventories ......................................              (1,310,035)                 862,163
         (Increase) decrease in prepaid expenses
            and other current assets .............................................                 967,447                 (182,657)
         Decrease in income tax refund receivable ................................                   1,840                     --
         (Increase) decrease in other assets .....................................                 (10,105)                     211
         Decrease in accounts payable ............................................              (2,029,370)              (1,806,168)
         Increase in accrued salaries and wages ..................................               2,680,724                  542,344
         Increase in accrued interest ............................................                    --                          9
         Increase (decrease) in accrued self-insurance ...........................               1,006,027                 (925,292)
         Decrease in other accrued liabilities ...................................                (935,272)                (542,171)
         Increase (decrease) in royalties payable ................................                 (69,497)                 259,656
         Increase in income taxes payable ........................................                 332,878                   49,887
         Foreign currency translation adjustment .................................                 748,685                  (64,370)
                                                                                               -----------              -----------
         Total adjustments .......................................................                 780,311               (1,651,504)
                                                                                               -----------              -----------
         Net cash provided by
             (used in) operating activities ......................................               1,920,807                 (379,562)
                                                                                               -----------              -----------
Cash flows from investing activities:
     Purchases of property and equipment .........................................              (1,314,472)                (579,977)
                                                                                               -----------              -----------
     Net cash used in investing activities .......................................              (1,314,472)                (579,977)
                                                                                               -----------              -----------



                                   (continued)

    The Notes to Financial Statements are an integral part of this statement.




                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                   Three Months ended March 31, 1995 and 1994

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                         1995              1994
                                                                                                     -----------        -----------
Cash flows from financing activities:
     Increases in notes payable and long-term debt ...........................................       $      --          $   627,852
     Principal repayment of notes payable
        and long-term debt ...................................................................          (472,651)           (61,942)
     (Increase) decrease in related party receivables ........................................          (166,611)           410,745
     Increase in related party payables ......................................................               896               --
     Net change in deferred grant income .....................................................           (18,629)            50,744
     Repurchases and retirements of common stock .............................................              --             (240,316)
     Proceeds from exercise of stock options .................................................              --               17,400
     Issuance of common stock ................................................................            84,500               --
     Cash overdraft ..........................................................................           348,782            251,079
                                                                                                     -----------        -----------
         Net cash provided by (used in)
              financing activities ...........................................................          (223,713)         1,055,562
                                                                                                     -----------        -----------
         Effect of exchange rate changes on cash .............................................        (1,056,573)           (96,023)
                                                                                                     -----------        -----------
         Net increase (decrease) in cash
              and cash equivalents ...........................................................          (673,951)              --

Cash and cash equivalents at beginning of period .............................................           673,951               --
                                                                                                     -----------        -----------
Cash and cash equivalents at end of period ...................................................       $      --          $      --
                                                                                                     -----------        -----------

Supplemental  disclosure of cash flow information:
Cash paid during the quarter
     for:
         Interest ............................................................................       $   139,874        $    74,603
         Income taxes ........................................................................       $   382,998        $   110,374
                                                                                                     ===========        ===========


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents

     Certain reclassifications were made to the 1994 Consolidated Statement of Cash Flows to conform to the 1995 presentation


    The Notes to Financial Statements are an integral part of this statement.


                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995



Note 1  -  Interim Financial Statements

         The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

         Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1994 as filed with the Securities and Exchange Commission on Form 10-K.


Note 2  -  Basis of Presentation and Summary of Significant Accounting Policies

The Company

         INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company , which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, and INAMED, S.A., a Spanish corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

Basis of Presentation

         The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income Per Share

         Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded since their inclusion would immaterially affect the calculation or would be antidilutive.

Note 3  -  Inventories

         Inventories are summarized as follows:

                                               March 31, 1995  December 31, 1994
                                              ---------------  -----------------
Raw materials ......................           $ 2,470,273       $ 2,187,689
Work in process ....................             3,516,981         3,268,947
Finished goods .....................            10,857,298         9,422,934
                                               -----------       -----------
                                               $16,844,552       $14,879,570
                                               ===========       ===========

Note 4  -  Commitments and Contingencies

         INAMED and/or its subsidiaries are defendants in numerous State court actions and a Federal class action in the United States District Court, Northern District of Alabama, Southern Division, under Chief Judge Sam C. Pointer, Jr., U.S. District Court, regarding Master File No. C892-P-10000-S (Silicone Gel Breast Implants Product Liability Litigation MDL 926). The claims are for general and punitive damages substantially exceeding provisions made in the Company's consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will withstand the financial results of said litigation.

         Several U.S. based manufacturers negotiated a settlement with the Plaintiffs' Negotiating Committee ("PNC"), and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement") providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement provides for resolution of any existing or future claims, including claims for injuries not yet known, under any Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993. A fairness hearing for the non-mandatory class was held before Judge Pointer on August 18, 1994. On September 1, 1994, Judge Pointer gave final approval to the non-mandatory class action settlement.

         The Company was not originally a party to the Settlement Agreement. However, on April 8, 1994 the Company and the PNC reached an agreement which would join the Company into the Settlement. The agreement reached between the Company and the PNC added great value to the Settlement by enabling all plaintiffs and U.S. based manufacturers to participate in the Settlement, and facilitating the negotiation of individual contributions by the Company, Minnesota Mining and Manufacturing Company ("3M"), and Union Carbide Corporation which total more than $440 million.

         Under the terms of the Settlement Agreement, the parties stipulate and agree that all claims of the Settlement Class against the Company regarding breast implants and breast implant materials shall be fully and finally settled and resolved on the terms and conditions set forth in the Settlement Agreement.

         Under the terms of the Settlement Agreement, the Company will pay $1 million to the Settlement fund for each of 25 years starting three years after Settlement approval by the Court. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 1993. The charge represents the present value (discounted at 8%) of the Company's settlement of $25 million over a payment period of 25 years.

         Management believes that the Company could not make the financial contributions as agreed pursuant to the Settlement absent the establishment of a mandatory ("non-opt-out") settlement class (the "Mandatory Class"). Therefore, the Company has petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rule of Civil Procedure. Upon Judge Pointer's preliminary approval, a notice of a date for the required fairness hearing for the Mandatory Class will be issued.

         Under the Settlement, $1.2 billion had been provided for "current claims" (disease compensation claims). In May, 1995, Judge Pointer completed a preliminary review of current claims which had been filed as of September, 1994, in compliance with deadlines set by the court. Judge Pointer determined that based on the preliminary review, it appears that projected amounts of eligible current claims exceed the $1.2 billion provided in the Settlement. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

         In an effort to reduce potential opt-outs, silicone breast implant manufacturers and the Plaintiffs' Negotiating Committee have begun talks which may increase the $4.2 billion fund. The parties are currently conducting negotiations in good faith in accordance with their obligations under the Settlement. As negotiations are ongoing at this time it would be premature to predict their outcome or discuss the contents of the negotiations.

         The Company has opposed the plaintiffs' claims in these complaints and other similar actions, and continues to deny any wrongdoing or liability to the plaintiffs of any kind. However, the extensive burdens and expensive litigation the Company would continue to incur related to these matters prompted the Company to work toward and enter into the Settlement which insures a more satisfactory method of resolving claims of women who have received the Company's breast implants.

         The Company was a defendant with 3M in a case involving three plaintiffs in Houston, Texas, in March 1994, in which the jury awarded the plaintiffs $15 million in punitive damages and $12.9 million in damages plus fees and costs. However, the decision was reversed in March 1995 resulting in no financial responsibility on the part of the Company.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

         During the first three months of 1995 INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet increased international product needs, the Company has increased production of its products in Europe through expansion at its manufacturing plant in Ireland which supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share due to the use of direct sales methods rather than distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in seven European countries.

         The cash balance has declined since December 31, 1994, but the current ratio at March 31, 1995, of 1.0 to 1 is consistent with the ratio at December 31, 1994 of 1.0 to 1. The majority of the Company's cash flows in the first three months of 1995 were generated by product sales which is consistent with prior periods. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

         In June of 1990, the Company established a $4.5 million comprehensive financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. As of March 31, 1995, approximately $568,000 had been drawn on the line of credit. The weighted average interest rate during the period was 11%.

         The Company's line of credit was due for renewal in August, 1993. The present bank line was not renewable under acceptable terms and conditions, and was extended until June 30, 1995. The balance due on the credit line as of June 30, 1995 is projected to be approximately $100,000. At that time, the Company intends to retire the balance of the credit line. The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements. Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification.

         In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is $1,540,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on December 31, 1995. As of March 31, 1995, approximately $957,000 had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

         McGhan Limited continues to receive grants from the Irish Industrial Development Authority ("IDA") which include reimbursement for qualified training expenses, leasehold improvements and capital improvement costs at the Company's operation in Ireland. Additionally, McGhan Limited has obtained approval for additional grants from the European Economic Community "Industry R & D Initiative" for approved research and development programs for up to $1 million. The Company believes that additional approvals will be achieved in future years.

Results of Operations

         Net sales as an aggregate were $21.7 million during the first three months of 1995 which represents a 29% increase over the first three months of 1994. This increase can be attributed to reduced competition and increases in foreign sales. Management expects this trend of sales growth to continue throughout 1995.

         Gross profit was 71% of net sales for the first three months of 1995 compared to 62% for the corresponding period in 1994. Management expects gross profit to remain consistent or improve somewhat throughout the remaining quarters of 1995.

         Marketing expense as a percentage of net sales was 25% in the first three months of 1995, which is consistent with 24% for the first three months of 1994.

         General and administrative expenses as a percentage of net sales were 35% in the first three months of 1995 compared to 26% in the first three months of 1994. A portion of the increase relates to the current expansion of international facilities and the overall growth in sales and production volume which has been experienced by the Company. Legal fees related to the breast implant litigation also contributed to the increase. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

         Research and development expenses increased from $853,111 in the first quarter of 1994 to $1,066,375 in the first quarter of 1995, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense has remained consistent at 5.0% in the first three months of 1994 and 1995. Diversification into other facets of medical devices through use of new technology remains a goal of the Company. R & D expenses are expected to increase throughout 1995 as the Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.

         Interest expense increased for the first three months of 1995 in comparison with interest expense for the same period of 1994. This was primarily due to the increase in the outstanding balance of the Company's international line of credit.

         The Company continues to incur increased costs related to obtaining FDA and European Economic Community approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone mammary implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The FDA is expected to issue a call for PMA applications for saline-filled breast implants in 1998. The Company has agreed to conduct clinical trials and is collecting data in anticipation of FDA action.

         The Company has maintained steady growth in sales in both its domestic and international market areas. Management anticipates strong market growth, continued increases in production capacity domestically and internationally, and expansion of the international sales force will contribute to a trend of sales growth to continue throughout 1995.

PART II.          OTHER INFORMATION

                  Items 1. through 5.
                  Not Applicable


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  None

                               INAMED CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INAMED CORPORATION



                                            By
                                                Michael D. Farney
                                                Chief Executive Officer and
                                                Chief Financial Officer



Dated:  May 12, 1995