Form 10-Q
period 1995-06-30
INAMED CORP
filed 1995-08-10
CIK 109831

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                             FORM 10-Q

     FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1995	     Commission File Number: 0-7101


                          INAMED CORPORATION

State of Incorporation: Florida I.R.S. Employer Identification No.:  59-0920629

     3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                   Telephone Number:  (702) 791-3388


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
						    -----     -----

On June 30, 1995 there were 7,552,739 Shares of the Registrant's Common Stock Outstanding.


                    This document contains 15 pages.

                   INAMED CORPORATION AND SUBSIDIARIES

                               Form 10-Q

                      Quarter Ended June 30, 1995


                           TABLE OF CONTENTS

									Page
PART I    -     FINANCIAL INFORMATION

Item 1. 	Financial Statements

		Consolidated Balance Sheets.	.	.	.	 3

		Unaudited Consolidated Income Statements.	.	 5

		Unaudited Consolidated Statements
		of Cash Flows	.	.	.	.	.	 7

		Notes to the Unaudited Consolidated
		Financial Statements.	.	.	.	.	 9

Item 2.		Management's Discussion and Analysis of Financial
		Condition and Results of Operations.	.	.	12


PART II   -     OTHER INFORMATION	.	.	.	.	14


PART I.	FINANCIAL INFORMATION

ITEM 1.
                 INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

	      			        (Unaudited)    December 31,
				       June 30, 1995       1994
				       -------------   -------------
		Assets

Current assets:
     Cash and cash equivalents     $	1,080,069     $	   673,951
     Trade accounts receivable, net
       of allowance for doubtful accounts
       and returns and allowances of
       $6,071,430 at June 30, 1995 and
       $6,025,827 at December 31, 1994	15,759,304	11,319,487
	Notes receivable 		   886,638	 1,400,503
	Inventories (Note 3)		18,231,471	14,879,570
	Prepaid expenses and other
	  current assets		 1,657,119	 2,548,748
	Income tax refund receivable	   453,160	   462,304
	Deferred income taxes		 2,520,115	 2,648,653

	     Total current assets	40,567,876	33,933,216
					----------	----------

Property and equipment, at cost:
     Machinery and equipment		 8,432,075	 7,449,622
     Furniture and fixtures		 3,207,533	 2,620,594
     Leasehold improvements		 7,142,825	 5,469,234
					----------	----------
					18,782,433	15,539,450
     Less accumulated depreciation
       and amortization			(8,069,879)	(6,819,866)
					----------	----------
	Net property and equipment	10,712,554	 8,719,584
					----------	----------
Notes receivable			 2,417,798	 2,215,058

Related party notes receivable		    81,749	   688,184

Intangible assets, net 			 1,801,455	 1,956,648

Deferred income taxes				--	    48,810

Other assets, at cost			   256,806	   248,901
					----------	----------

				      $	56,628,238    $	47,810,401
					==========	==========



                           (continued)

The Notes to Financial Statements are an integral part of this statement.

                  INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


	      			        (Unaudited)    December 31,
				       June 30, 1995       1994
				       -------------   -------------

 	Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-
       term debt		      $	    71,721    $	   176,910
     Notes payable to bank		 1,880,835	 1,795,721
     Related party notes payable	   966,752	   970,610
     Accounts payable			16,109,084	15,780,050
     Accrued liabilities:
	Salaries and wages		 6,248,483	 2,251,275
	Interest			   567,365	   567,365
	Self-insurance			 1,287,632	 1,291,605
	Stock option compensation	    68,714	    68,714
	Other				 2,368,465	 3,593,024
     Royalties payable			 1,320,046	 1,053,888
     Income taxes payable		 5,291,186	 4,960,352
     Deferred income taxes			--	   335,777
					----------	----------

	Total current liabilities	36,180,283	32,845,291
					----------	----------
Long-term debt, excluding
  current installments			    56,702	    50,801

Deferred grant income			   994,182	   931,367

Deferred income taxes			   872,733	   352,115

Litigation settlement			 9,152,000	 9,152,000

Net stockholders' equity:
     Common stock, $0.01 par value.
	Authorized 20,000,000 shares;
	issued and outstanding 7,552,739    75,528	    74,662
	Additional paid-in capital	 9,892,129	 9,699,345
	Cumulative translation
	 adjustment			 1,252,600	   437,683
	Accumulated deficit		(1,847,919)	(5,732,863)
					----------	----------
	   Net stockholders' equity	 9,372,338	 4,478,827

Commitments and contingencies
   (Note 4)				----------	----------

				      $	56,628,238    $	47,810,401
					==========	==========


The Notes to Financial Statements are an integral part of this statement

                  INAMED CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENTS
                              (UNAUDITED)

					Six Months	Six Months
				          Ended	          Ended
				       June 30, 1995   June 30, 1994
				       -------------   -------------

Net sales			      $	45,857,475    $	38,874,160
Cost of goods sold			14,015,331	13,733,561
					----------	----------

	Gross profit			31,842,144	25,140,599
					----------	----------
Operating expenses:
     Marketing				11,539,256	 9,241,021
     General and administrative		13,427,630	11,773,345
     Research and development		 2,111,294	 1,588,662
					----------	----------

	Total operating expenses	27,078,180	22,603,028
					----------	----------

	Operating income		 4,763,964	 2,537,571
					----------	----------
Other income (expense):
     Interest income			   323,076	   178,827
     Interest expense			  (140,499)	   (91,277)
     Royalty income			    27,978	   237,597
     Foreign currency transaction gains	   166,078	   797,303
	Miscellaneous income		   143,381	    70,702
					----------	----------

	Net other income		   520,014	 1,193,152

	Income before income taxes	 5,283,978	 3,730,723

Income taxes				 1,399,034	   748,472
					----------	----------

	Net income		      $	 3,884,944    $	 2,982,251
					==========	==========
Net income per share of
  common stock			      $	       .52    $	       .40
					==========	==========
Weighted average common
  shares outstanding			 7,506,625	 7,431,174
					==========	==========

The Notes to Financial Statements are an integral part of this statement.

                  INAMED CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENTS
                              (UNAUDITED)

				       Three Months    Three Months
				          Ended	          Ended
				       June 30, 1995   June 30, 1994
				       -------------   -------------

Net sales			      $	24,112,600    $	21,978,104
Cost of goods sold			 7,681,019	 7,313,917
					----------	----------

		Gross profit		16,431,581	14,664,187
					----------	----------
Operating expenses:
     Marketing				 6,158,177	 5,189,563
     General and administrative		 5,819,028	 7,297,011
     Research and development		 1,044,919	   735,551
					----------	----------
	Total operating expenses	13,022,124	13,222,125
					----------	----------

	Operating income		 3,409,457	 1,442,062
					----------	----------
Other income (expense):
     Interest income			   (33,571)	    89,205
     Interest expense			   (11,756)	   (41,099)
     Royalty income			    27,978	   237,597
     Foreign currency transaction
       gains (losses)		 	   (97,665)	   396,461
     Miscellaneous income		    24,170	    39,302
					----------	----------

	Net other income (expense)	   (90,844)	   721,466
					----------	----------

	Income before income taxes	 3,318,613	 2,163,528

Income taxes				   574,165	   453,219
					----------	----------

	Net income		      $	 2,744,448    $	 1,710,309
					==========	==========
Net income per share of
   common stock			      $	       .36    $	       .23
					==========	==========
Weighted average common
   shares outstanding			 7,521,265	 7,422,153
					==========	==========

The Notes to Financial Statements are an integral part of this statement

                  INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                Six Months ended June 30, 1995 and 1994

            Increase (Decrease) in Cash and Cash Equivalents

					   1995		   1994
					----------	----------
Cash flows from operating activities:
	Net income		      $	 3,884,944    $	 2,982,251
					----------	----------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation of property
       and equipment			 1,370,741	   933,999
     Amortization of intangible assets	   155,183	   103,328
     Deferred income taxes		   342,629	     1,528
     Changes in assets and liabilities:
	Increase in trade accounts
	  receivable			(4,146,995)	(3,602,417)
	Decrease in notes receivable	   311,125	    32,257
	(Increase) decrease in
	  inventories			(2,661,130)	 2,698,910
	(Increase) decrease in
	  prepaid expenses and
	   other current assets		   983,309	  (145,557)
	Decrease in income tax
	  refund receivable		    19,322		--
	(Increase) decrease in other
	  assets			    (7,321)	       210
	Increase (decrease) in accounts
	  payable			   202,440	(2,295,247)
	Increase in accrued salaries
	  and wages			 3,933,283	   126,451
	Increase in accrued interest		--		 9
	Decrease in accrued self-
	 insurance			    (3,973)	  (336,236)
	Decrease in other accrued
	  liabilities			(1,078,689)	  (678,982)
	Increase  in royalties payable	   266,158	    38,239
	Increase in income taxes payable   330,834	   536,527
	Foreign currency translation
	 adjustment			   814,917	   172,314
					----------	----------

	Total adjustments		   831,833	(2,414,667)

	Net cash provided by
	 operating activities		 4,716,777	   567,584
					----------	----------
Cash flows from investing activities:
     Purchases of property
       and equipment			(2,857,898)	  (877,320)
					----------	----------
     Net cash used in
      investing activities		(2,857,898)	  (877,320)
					----------	----------

                             (continued)

The Notes to Financial Statements are an integral part of this statement

                  INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                Six Months ended June 30, 1995 and 1994

            Increase (Decrease) in Cash and Cash Equivalents

					   1995		   1994
					----------	----------
Cash flows from financing activities:
   Increases in notes payable
     and long-term debt		      $	   203,767    $	   780,844
   Principal repayment of notes
     payable and long-term debt		  (351,457)	  (199,736)
   (Increase) decrease in related
     party receivables			  (183,565)	   394,580
   Decrease in related party payables	    (3,858)		--
   Net change in deferred grant income	     4,069	    47,667
   Repurchases and retirements of
     common stock			     (850)	  (240,336)
   Proceeds from exercise of
     stock options				--	    17,400
   Issuance of common stock		    29,500		--
   Cash overdraft				--	   506,839
					----------	----------
	Net cash provided by (used in)
	 financing activities		 (302,394)	 1,307,258
					----------	----------

	Effect of exchange rate
	 changes on cash		(1,170,367)	  (997,522)
					----------	----------

	Net increase (decrease) in
	cash and cash equivalents	   386,118		--

Cash and cash equivalents at
  beginning of period			   673,951		--
					----------	----------
Cash and cash equivalents at
  end of period			      $	 1,060,069    $		--
					----------	----------

Supplemental disclosure of cash flow information:
   Cash paid during the six months for:
	Interest		      $	   163,811    $	   136,032
	Income taxes		      $	   790,651    $	   394,293
					==========	==========
Supplemental schedule of noncash investing and financing activities:

	During the six months ended June 30, 1995, the Company issued
	75,000 shares of common stock and recorded a corresponding
	$165,000 reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

Disclosure of accounting policy:

	For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents.

	Certain reclassifications were made to the 1994 Consolidated Statement of Cash Flows to conform to the 1995 presentation.


The Notes to Financial Statements are an integral part of this statement.

                  INAMED CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995

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
	   Policies

The Company

	INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries;
and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, and INAMED, S.A., a Spanish corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

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

Note 3  -  Inventories

	Inventories are summarized as follows:

						December 31,
				June 30, 1995	    1994
				-------------	------------
	Raw materials	      $	 2,499,668    $	 2,187,689
	Work in process		 3,955,810	 3,268,947
	Finished goods		11,775,993	 9,422,934
				----------	----------

			      $	18,231,471    $	14,879,570
				==========	==========

Note 4  -  Commitments and Contingencies

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

	The Company was not originally a party to the Settlement Agreement. However, on April 8, 1994 the Company and the PNC reached an agreement which would join the Company into the Settlement. The agreement reached between the Company and the PNC added great value to the Settlement by enabling all plaintiffs and U.S. based manufacturers to participate in the Settlement, and facilitating the negotiation of individual contri-butions by the Company, Minnesota Mining and Manufacturing Company
("3M"), and Union Carbide Corporation which total more than $440 million.

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

	Management believes that the Company could not make the financial contributions as agreed pursuant to the Settlement absent the establish-ment of a mandatory ("non-opt-out") settlement class (the "Mandatory Class"). Therefore, the Company has petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rule of Civil Procedure. Upon Judge Pointer's preliminary approval, a notice of a date for the required fairness hearing for the Mandatory Class will be issued.

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

	In an effort to reduce potential opt-outs, silicone breast implant manufacturers and the Plaintiffs' Negotiating Committee have begun talks which may increase the $4.2 billion fund. The parties have been conducting negotiations in good faith in accordance with their obligations under the Settlement. On July 31, 1995, Judge Pointer announced that he had set a deadline of August 30, 1995, for the negotiating parties to have developed at least an outline of a settlement "Reworked Plan." As negotiations are ongoing at this time it would be premature to predict their outcome or discuss the contents of the negotiations.

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

ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Financial Condition

	During the first six months of 1995 INAMED Corporation has main-tained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet increased international product needs, the Company has increased production of its products in Europe through expansion at its manufacturing plant in Ireland which supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share due to the use of direct sales methods rather than distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in seven European countries.

	The cash balance has increased since December 31, 1994, while the current ratio at June 30, 1995, of 1.1 to 1 is consistent with the ratio at December 31, 1994 of 1.0 to 1. The majority of the Company's cash flows in the first six months of 1995 were generated by product sales which is consistent with prior periods. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

	In June of 1990, the Company established a $4.5 million compre-hensive financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. As of June 30, 1995, approximately $478,000 had been drawn on the line of credit. The weighted average interest rate during the period was 11.4%.

	The Company's line of credit was due for renewal in August, 1993. The present bank line was not renewable under acceptable terms and conditions, and was extended until September 15, 1995. The balance due on the credit line as of September 15, 1995 is projected to be approximately $378,000. At that time, the Company intends to retire the balance of the credit line. The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements. Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification.

	In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is $1,540,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on December 31, 1995. As of June 30, 1995, approximately $1,395,000 had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

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


Results of Operations

	Net sales as an aggregate were $45.9 million during the first six months of 1995 which represents a 18% increase over the first six months of 1994. This increase can be attributed to reduced competition and increases in foreign sales. Management expects this trend of sales growth to continue throughout 1995.

	Gross profit was 69% of net sales for the first six months and 68% for the second quarter of 1995 compared to 65% and 67% for the corresponding periods in 1994. Management expects gross profit to remain consistent or improve somewhat throughout the remaining quarters of 1995.

	Marketing expense as a percentage of net sales was 25% in the first six months of 1995 which is consistent with 24% in the first six months of 1994.

	General and administrative expenses as a percentage of net sales were 29% in the first six months of 1995 which is consistent with 30% in the first six months of 1994. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

	Research and development expenses increased from $1,588,662 in the first six months of 1994 to $2,111,294 in the first six months of 1995, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense has increased from 4.1% in the first six months of 1994 to 4.6% in the first six months of 1995. Diversification into other facets of medical devices through use
of new technology remains a goal of the Company.   R & D expenses are
expected to increase throughout 1995 as the Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.

	Interest expense increased for the first six months of 1995 in comparison with interest expense for the same period of 1994. This was primarily due to the increase in the outstanding balance of the Company's international line of credit.

	The Company continues to incur increased costs related to ob-taining FDA and European Economic Community approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone mammary implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The FDA is expected to issue a call for PMA applications for saline-filled breast implants in 1998. The Company has agreed to conduct clinical trials and is collecting data in anticipation of FDA action.

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


				INAMED CORPORATION




				By    /s/Michael D. Farney
				   --------------------------
				   Michael D. Farney
				   Chief Executive Officer and
				   Chief Financial Officer



Dated:   August 10, 1995
	-----------------