Form 10-Q/A
period 1995-06-30
INAMED CORP
filed 1995-10-17
CIK 109831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

             FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1995 Commission File Number: 0-7101




                               INAMED CORPORATION

State of Incorporation: Florida  I.R.S. Employer Identification No.: 59-0920629

       3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                       Telephone Number:  (702) 791-3388





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ------    -----


On June 30, 1995 there were 7,552,739 Shares of the Registrant's Common Stock Outstanding.


                         This document contains 15 pages.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INAMED CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended June 30, 1995


                                TABLE OF CONTENTS


PART  I - FINANCIAL INFORMATION                                             Page
                                                                            ----
Item  1.     Financial Statements

             Consolidated Balance Sheets....................................  3

             Unaudited Consolidated Income Statements.......................  5

             Unaudited Consolidated Statements
             of Cash Flows..................................................  7

             Notes to the Unaudited Consolidated
             Financial Statements...........................................  9

Item  2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 12


PART II - OTHER............................................................. 14

PART I. FINANCIAL INFORMATION

ITEM 1.
                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                               June 30, 1995  December 31,1994
Assets

Current assets:
  Cash and cash equivalents                     $    1,080,069   $     673,951
  Trade accounts receivable, net
     of allowance for doubtful accounts
     and returns and allowances of
     $6,071,430 at June 30, 1995 and
     $6,025,827 at December 31, 1994                15,759,304      11,319,487
  Notes receivable                                     886,638       1,400,503
  Inventories (Note 3)                              18,231,471      14,879,570
  Prepaid expenses and other current assets          1,657,119       2,548,748
  Income tax refund receivable                         453,160         462,304
  Deferred income taxes                              2,520,115       2,648,653
                                                --------------    ------------
     Total current assets                           40,567,876      33,933,216
                                                --------------    ------------
Property and equipment, at cost:
     Machinery and equipment                         8,432,075       7,449,622
     Furniture and fixtures                          3,207,533       2,620,594
     Leasehold improvements                          7,142,825       5,469,234
                                                 -------------    ------------
                                                    18,782,433      15,539,450
     Less accumulated depreciation
       and amortization                             (8,069,879)     (6,819,866)
                                                 -------------    ------------
       Net property and equipment                   10,712,554       8,719,584
                                                 -------------    ------------
Notes receivable                                     2,417,798       2,215,058

Related party notes receivable                          81,749         688,184

Intangible assets, net                               1,801,455       1,956,648

Deferred income taxes                                       --          48,810

Other assets, at cost                                  256,806         248,901
                                                --------------    ------------

                                                $   56,628,238    $ 47,810,401
                                                ==============    ============

                                  (continued)

     The Notes to Financial Statements are an integral part of this statement.


                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                             June 30, 1995   December 31, 1994
                                             -------------   -----------------
Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-
       term debt                             $     71,721   $          176,910
     Notes payable to bank                      1,880,835            1,795,721
     Related party notes payable                  966,752              970,610
     Accounts payable                          16,109,084           15,780,050
     Accrued liabilities:
Salaries and wages                              6,248,483            2,251,275
Interest                                          567,365              567,365
Self-insurance                                  1,287,632            1,291,605
Stock option compensation                          68,714               68,714
Other                                           2,368,465            3,593,024
     Royalties payable                          1,320,046            1,053,888
     Income taxes payable                       5,291,186            4,960,352
     Deferred income taxes                             --              335,777
                                             ------------          -----------

Total current liabilities                      36,180,283           32,845,291
                                             ------------          -----------
Long-term debt, excluding
  current installments                             56,702               50,801

Deferred grant income                             994,182              931,367

Deferred income taxes                             872,733              352,115

Litigation settlement                           9,152,000            9,152,000

Net stockholders' equity:
     Common stock, $0.01 par value.
Authorized 20,000,000 shares;
issued and outstanding 7,552,739                   75,528               74,662
Additional paid-in capital                      9,892,129            9,699,345
Cumulative translation
adjustment                                      1,252,600              437,683
Accumulated deficit                            (1,847,919)          (5,732,863)
                                            -------------          -----------
Net stockholders' equity                        9,372,338            4,478,827

Commitments and contingencies (Note 4)      -------------         ------------

                                            $  56,628,238         $ 47,810,401
                                            =============         ============

The Notes to Financial Statements are an integral part of this statement


                      INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                  Six Months      Six Months
                                                    Ended           Ended
                                                June 30, 1995   June 30, 1994
                                                -------------   -------------
Net sales                                      $   45,857,475   $  38,874,160
Cost of goods sold                                 14,015,331      13,733,561
                                                 ------------    ------------
            Gross profit                           31,842,144      25,140,599
                                                 ------------    ------------
Operating expenses:
     Marketing                                     11,539,256       9,241,021
     General and administrative                    13,427,630      11,773,345
     Research and development                       2,111,294       1,588,662
                                                 ------------    ------------
            Total operating expenses               27,078,180      22,603,028
                                                 ------------    ------------
            Operating income                        4,763,964       2,537,571
                                                 ------------    ------------
Other income (expense):
     Interest income                                  323,076         178,827
     Interest expense                                (140,499)        (91,277)
     Royalty income                                    27,978         237,597
     Foreign currency transaction gains               166,078         797,303
     Miscellaneous income                             143,381          70,702
                                                 ------------    ------------
          Net other income                            520,014       1,193,152

          Income before income taxes                5,283,978       3,730,723

Income taxes                                        1,399,034         748,472
                                                 ------------    ------------
          Net income                             $  3,884,944    $  2,982,251
                                                 ============    ============
Net income per share of common stock             $        .52    $        .40
                                                 ============    ============
Weighted average common shares outstanding          7,506,625       7,431,174


The Notes to Financial Statements are an integral part of this statement.


                      INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                 June 30, 1995   June 30, 1994
                                                 -------------   -------------
Net sales                                        $  24,112,600   $  21,978,104
Cost of goods sold                                   7,681,019       7,313,917
                                                  ------------    ------------
        Gross profit                                16,431,581      14,664,187
                                                  ------------    ------------
Operating expenses:
     Marketing                                       6,158,177       5,189,563
     General and administrative                      5,819,028       7,297,011
     Research and development                        1,044,919         735,551
                                                  ------------    ------------
          Total operating expenses                  13,022,124      13,222,125
                                                  ------------    ------------
          Operating income                           3,409,457       1,442,062
                                                  ------------    ------------
Other income (expense):
     Interest income                                   (33,571)         89,205
     Interest expense                                  (11,756)        (41,099)
     Royalty income                                     27,978         237,597
     Foreign currency transaction gains
     (losses)                                          (97,665)        396,461
     Miscellaneous income                               24,170          39,302
                                                 -------------     -----------
          Net other income (expense)                   (90,844)        721,466
                                                 -------------     -----------
          Income before income taxes                 3,318,613       2,163,528

Income taxes                                           574,165         453,219
                                                 -------------     -----------
          Net income                              $  2,744,448    $  1,710,309
                                                 =============    ============
Net income per share of common stock              $        .36    $        .23
                                                 =============    ============
Weighted average common shares outstanding           7,521,265       7,422,153
                                                 =============    ============

The Notes to Financial Statements are an integral part of this statement


                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                      Six Months ended June 30, 1995 and 1994

                 Increase (Decrease) in Cash and Cash Equivalents

                                                      1995            1994
                                                  ------------    ------------
Cash flows from operating activities:
     Net income                                   $  3,884,944    $  2,982,251
                                                  ------------    ------------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation of property and equipment          1,370,741         933,999
     Amortization of intangible assets                 155,183         103,328
     Deferred income taxes                             342,629           1,528
     Changes in assets and liabilities:
     Increase in trade accounts receivable          (4,146,995)     (3,602,417)
     Decrease in notes receivable                      311,125          32,257
     (Increase) decrease in inventories             (2,661,130)      2,698,910
     (Increase) decrease in prepaid expenses
       and other current assets                        983,309        (145,557)
     Decrease in income tax refund receivable           19,322              --
     (Increase) decrease in other assets                (7,321)            210
     Increase (decrease) in accounts payable           202,440      (2,295,247)
     Increase in accrued salaries and wages          3,933,283         126,451
     Increase in accrued interest                           --               9
     Decrease in accrued self-insurance                 (3,973)       (336,236)
     Decrease in other accrued liabilities          (1,078,689)       (678,982)
     Increase  in royalties payable                    266,158          38,239
     Increase in income taxes payable                  330,834         536,527
     Foreign currency translation adjustment           814,917         172,314
                                                    ----------      ----------
     Total adjustments                                 831,833      (2,414,667)

     Net cash provided by
     operating activities                            4,716,777         567,584
                                                   ----------       ----------
Cash flows from investing activities:
     Purchases of property and equipment            (2,857,898)       (877,320)
                                                   -----------      ----------
     Net cash used in investing activities          (2,857,898)       (877,320)
                                                   -----------      ----------

                                   (continued)

    The Notes to Financial Statements are an integral part of this statement


                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                    Six Months ended June 30, 1995 and 1994

                Increase (Decrease) in Cash and Cash Equivalents

                                                    1995            1994
                                                  -----------     ------------
Cash flows from financing activities:
   Increases in notes payable and long-term debt  $    203,767    $    780,844
   Principal repayment of notes
     payable and long-term debt                       (351,457)       (199,736)
   (Increase) decrease in related party
     receivables                                      (183,565)        394,580
   Decrease in related party payables                   (3,858)             --
   Net change in deferred grant income                   4,069          47,667
   Repurchases and retirements of
     common stock                                        (850)        (240,336)
   Proceeds from exercise of stock options                 --           17,400
   Issuance of common stock                            29,500               --
   Cash overdraft                                          --          506,839

       Net cash provided by (used in)
            financing activities                     (302,394)       1,307,258
                                                 -------------   -------------
          Effect of exchange rate changes on cash   (1,170,367)       (997,522)
                                                 -------------   -------------
          Net increase (decrease) in cash and
            cash equivalents                           386,118              --

Cash and cash equivalents at beginning of period       673,951              --
                                                 -------------   -------------
Cash and cash equivalents at end of period       $   1,060,069   $          --
                                                 -------------   -------------

Supplemental disclosure of cash flow information:
   Cash paid during the six months for:
      Interest                                   $     163,811   $     136,032
      Income taxes                               $     790,651   $     394,293
                                                  ============    ============

Supplemental schedule of noncash investing and financing activities:

     During the six months ended June 30, 1995, the Company issued 75,000 shares of common stock and recorded a corresponding reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

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

                      INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1995 (CONTINUED)


Net Income Per Share

     Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded since their inclusion would immaterially affect the calculation or would be antidilutive.

Note 3  -  Inventories


                                             June 30, 1995   December 31, 1994
                                             -------------   -----------------
Inventories are summarized as follows:

       Raw materials                         $   2,499,668   $       2,187,689
       Work in process                           3,955,810           3,268,947
       Finished goods                           11,775,993           9,422,934
                                             -------------   -----------------
                                             $  18,231,471   $      14,879,570
                                             =============   =================

Note 4  -  Commitments and Contingencies

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



                      INAMED CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1995 (continued)


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


          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

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

Dated:  August 10, 1995
-----------------------

