Form 10-Q/A
period 1995-06-30
INAMED CORP
filed 1995-10-17
CIK 109831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q

                                (FORM 10-Q/A-2)


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
             Condition and Results of Operations............................ 12


PART II - OTHER............................................................. 14

PART I. FINANCIAL INFORMATION

ITEM 1.
                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                               June 30, 1995  December 31,1994
Assets

Current assets:
  Cash and cash equivalents                     $    1,060,069   $     673,951
  Trade accounts receivable, net
     of allowance for doubtful accounts
     and returns and allowances of
     $6,071,430 at June 30, 1995 and
     $6,025,827 at December 31, 1994                15,759,304      11,319,487
  Notes receivable                                     886,638       1,400,503
  Inventories (Note 3)                              18,231,471      14,879,570
  Prepaid expenses and other current assets          1,657,119       2,548,748
  Income tax refund receivable                         453,160         462,304
  Deferred income taxes                              2,520,115       2,648,653
                                                --------------    ------------
     Total current assets                           40,567,876      33,933,216
                                                --------------    ------------
Property and equipment, at cost:
     Machinery and equipment                         8,432,075       7,449,622
     Furniture and fixtures                          3,207,533       2,620,594
     Leasehold improvements                          7,142,825       5,469,234
                                                 -------------    ------------
                                                    18,782,433      15,539,450
     Less accumulated depreciation
       and amortization                             (8,069,879)     (6,819,866)
                                                 -------------    ------------
       Net property and equipment                   10,712,554       8,719,584
                                                 -------------    ------------
Notes receivable                                     2,417,798       2,215,058

Related party notes receivable                         871,749         688,184

Intangible assets, net                               1,801,455       1,956,648

Deferred income taxes                                       --          48,810

Other assets, at cost                                  256,806         248,901
                                                --------------    ------------

                                                $   56,628,238    $ 47,810,401
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

