Form 10-Q
period 1995-09-30
INAMED CORP
filed 1995-11-15
CIK 109831

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

          FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF
                      THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1995 Commission File Number: 0-7101




                              INAMED CORPORATION

State of Incorporation: Florida I.R.S. Employer Identification No.: 59-0920629

      3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                       Telephone Number:  (702) 791-3388




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   ___X___  No_____





On September 30, 1995 there were 7,677,617 Shares of the Registrant's Common Stock Outstanding.


                          This document contains 15 pages.

                     INAMED CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                      Quarter Ended September 30, 1995








                                TABLE OF CONTENTS

                                                                   PAGE
PART I    -     FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets                           3

                Unaudited Consolidated Income Statements              5

                Unaudited Consolidated Statements
                of Cash Flows                                         7

                Notes to the Unaudited Consolidated
                Financial Statements                                  9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  12


PART II   -     OTHER INFORMATION                                    14

PART I.         FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                        September 30, 1995  December 31, 1994
       Assets

Current assets:
      Cash and cash equivalents               $     768,967     $      673,951
      Trade accounts receivable, net of
         allowance for doubtful accounts and
         returns and allowances of $6,089,929 at
         September 30, 1995 and $6,025,827 at
         December 31, 1994                        13,316,129        11,319,487
      Notes receivable                               833,113         1,400,503
      Related party notes receivable                 142,093                --
      Inventories (Note 3)                        18,773,300        14,879,570
      Prepaid expenses and other current assets    1,144,143         2,548,748
      Income tax refund receivable                   449,691           462,304
      Deferred income taxes                        2,517,446         2,648,653
                                               _____________     _____________

         Total current assets                     37,944,882        33,933,216
                                               ______________    _____________

Property and equipment, at cost:
      Machinery and equipment                      8,664,824         7,449,622
      Furniture and fixtures                       3,375,866         2,620,594
      Leasehold improvements                       7,690,677         5,469,234
                                               _____________    ______________
                                                  19,731,367        15,539,450

      Less accumulated depreciation
         and amortization                         (8,672,716)       (6,819,866)
                                               _____________    ______________

         Net property and equipment               11,058,651         8,719,584
                                               _____________    ______________

Notes receivable                                   2,478,341         2,215,058

Related party notes receivable                       868,847           688,184

Intangible assets, net                             1,723,598         1,956,648

Deferred income taxes                                     --            48,810

Other assets, at cost                                256,377           248,901
                                               _____________    ______________

                                              $   54,330,696   $    47,810,401
                                               =============    ==============
                                   (continued)

   The Notes to Financial Statements are an integral part of this statement.


                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                              (Unaudited)
                                          September 30, 1995  December 31, 1994
Liabilities and Stockholders' Equity

Current liabilities:
      Current installments of long-term debt   $      21,715      $     176,910
      Notes payable to bank                        1,795,543          1,795,721
      Related party notes payable                  1,084,814            970,610
      Accounts payable                            16,289,799         15,780,050
      Accrued liabilities:
          Salaries and wages                       5,972,023          2,251,275
          Interest                                   566,338            567,365
          Self-insurance                           1,237,032          1,291,605
          Stock option compensation                   68,714             68,714
          Other                                    2,990,602          3,593,024
      Royalties payable                            1,975,580          1,053,888
      Income taxes payable                         4,349,931          4,960,352
      Deferred income taxes                          109,995            335,777
                                               _____________    _______________

          Total current liabilities               36,462,086         32,845,291
                                               _____________    _______________

Long-term debt, excluding current installments        39,325             50,801

Deferred grant income                              1,026,595            931,367

Deferred income taxes                                945,067            352,115

Litigation settlement                             32,562,472          9,152,000

Net stockholders' equity:
     Common stock, $0.01 par value.
        Authorized 20,000,000 shares;
        issued and outstanding 7,677,617              76,776             74,662
        Additional paid-in capital                10,071,635          9,699,345
      Cumulative translation adjustment              997,719            437,683
      Accumulated deficit                        (27,850,979)        (5,732,863)
                                                ____________      _____________

         Net stockholders' equity                (16,704,849)         4,478,827

Commitments and contingencies (Note 4)           ____________     _____________

                                                $  54,330,696    $   47,810,401
                                                 ===========       ============

   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)


                                             Nine Months         Nine Months
                                                Ended               Ended
                                       September 30, 1995  September 30, 1994

Net sales                                   $     64,136,586   $   59,785,327
Cost of goods sold                                20,854,509       20,558,935
                                             ________________   _____________

Gross profit                                       43,282,077      39,226,392
                                             ________________   _____________

Operating expenses:
      Marketing                                    16,772,662      14,653,433
      General and administrative                   21,587,052      17,778,837
      Research and development                      3,276,591       2,623,826
      Litigation settlement                        23,410,472              --
                                             ________________   _____________

         Total operating expenses                  65,046,777      35,056,096
                                             ________________   _____________

         Operating income (loss)                  (21,764,700)      4,170,296
                                             ________________   _____________

Other income (expense):
      Interest income                                 648,866         279,658
      Interest expense                               (213,229)       (210,838)
      Royalty income                                  102,265         237,597
      Foreign currency transaction gains (losses)    (414,175)        912,967
      Miscellaneous income                            238,348          83,673
                                             ________________   _____________

         Net other income                             362,075       1,303,057
                                             ________________   _____________

         Income (loss) before income taxes        (21,402,625)      5,473,353

Income taxes                                          715,491       1,486,693
                                             ________________   _____________

       Net income (loss)                    $     (22,118,116) $    3,986,660
                                             ================   =============

Net income (loss) per share of common stock $           (2.93) $          .54
                                             ================   =============

Weighted average common shares outstanding          7,559,073       7,417,458


   The Notes to Financial Statements are an integral part of this statement.


                     INAMED CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
                                 (UNAUDITED)



                                         Three Months       Three Months
                                             Ended              Ended
                                     September 30, 1995   September 30, 1994
Net sales                                  $      18,279,111 $    20,911,167
Cost of goods sold                                 6,839,178       6,825,374
                                            ________________   _____________

        Gross profit                              11,439,933      14,085,793
                                            ________________   _____________

Operating expenses:
   Marketing                                       5,233,406       5,412,412
   General and administrative                      8,159,422       6,005,492
   Research and development                        1,165,297       1,035,164
   Litigation settlement                          23,410,472              --
                                            ________________   _____________

        Total operating expenses                   37,968,597      12,453,068
                                             ________________   _____________

        Operating income (loss)                   (26,528,664)      1,632,725
                                             ________________   _____________

Other income (expense):
   Interest income                                    325,790         100,831
   Interest expense                                   (72,730)       (119,561)
   Royalty income                                      74,287              --
   Foreign currency transaction gains (losses)       (580,253)        115,664
   Miscellaneous income                                94,967          12,971
                                             ________________   _____________

      Net other income (expense)                     (157,939)        109,905
                                             ________________   _____________

      Income (loss) before income taxes           (26,686,603)      1,742,630

Income taxes                                         (683,543)        738,221
                                             ________________   _____________

       Net income (loss)                    $     (26,003,060) $    1,004,409
                                             ================   =============

Net income (loss) per share of common stock $           (3.39) $          .14
                                             ================   =============

Weighted average common shares outstanding           7,662,257      7,390,471
                                             ================   =============

The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                 Nine Months ended September 30, 1995 and 1994

              Increase (Decrease) in Cash and Cash Equivalents

                                                1995                1994
Cash flows from operating activities:
   Net income (loss)                       $ (22,118,116)   $     3,986,660
                                           ____________      ______________

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation of property and equipment       1,940,954           1,617,254
  Amortization of intangible assets              233,057             163,369
  Deferred income taxes                          532,535               7,791
  Litigation settlement                       23,410,472                  --
  Changes in assets and liabilities:
  Increase in trade accounts receivable       (1,772,322)         (4,291,099)
  (Increase) decrease in notes receivable        304,107             (82,822)
  (Increase) decrease in inventories          (3,385,739)          1,370,320
  (Increase) decrease in prepaid expenses
   and other current assets                    1,472,731            (122,995)
  (Increase) decrease in income tax refund
   receivable                                     20,091             (87,384)
   Increase in other assets                       (7,062)            (53,673)
   Increase (decrease) in accounts payable       415,305          (1,096,227)
   Increase in accrued salaries and wages      3,672,596             800,751
   Increase (decrease) in accrued interest        (1,027)                 11
   Decrease in accrued self-insurance            (54,573)         (1,132,417)
   Decrease in other accrued liabilities        (452,066)           (941,215)
   Increase in royalties payable                 921,692              73,114
   Increase (decrease)  in income taxes payable (610,421)            520,643
   Foreign currency translation adjustment       560,036             265,881
                                            ____________      ______________

   Total adjustments                           27,200,366         (2,988,698)
                                             ____________      _____________

   Net cash provided by
   operating activities                         5,082,250            997,962
                                            _____________     ______________
Cash flows from investing activities:
   Purchases of property and equipment         (3,907,150)        (1,590,011)
                                            _____________     ______________

   Net cash used in investing activities       (3,907,150)        (1,590,011)
                                            _____________     ______________

                                   (continued)

  The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                 Nine Months ended September 30, 1995 and 1994

               Increase (Decrease) in Cash and Cash Equivalents

                                                 1995                1994
Cash flows from financing activities:
   Increases in notes payable and
     long-term debt                         $   190,580       $    1,172,315
   Principal repayment of notes payable
      and long-term debt                       (452,330)            (529,218)
   (Increase) decrease in related party
      receivables                              (322,756)             267,464
    Increase in related party payables          114,204              411,541
    Net change in deferred grant income          51,222               32,353
    Repurchases and retirements of common
      stock                                      (1,346)            (480,016)
    Proceeds from exercise of stock options     181,250               17,400
    Issuance of common stock                     29,500                   --
    Cash overdraft                                   --              949,103
                                            ____________      ______________

      Net cash provided by (used in)
       financing activities                    (209,676)           1,840,942
                                            ____________      ______________

      Effect of exchange rate changes
       on cash                                 (870,408)          (1,248,893)
                                             ____________      ______________

      Net increase (decrease) in cash
       and cash equivalents                       95,016                   --

Cash and cash equivalents at beginning of
  period                                         673,951                   --
                                             ____________      ______________


Cash and cash equivalents at end of period  $    768,967       $           --
                                             ===========        =============

Supplemental disclosure of cash flow information:
   Cash paid during the nine months for:
      Interest                               $    249,148     $       256,315
      Income Taxes                           $    853,577     $     1,177,224

Supplemental schedule of non-cash investing and financing activities:

   During the nine months ended September 30, 1995, the Company issued 75,000 shares of common stock and recorded a corresponding $165,000 reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

Disclosure of accounting policy:

      For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents.

      Certain reclassifications were made to the 1994 Consolidated Statement of Cash Flows to conform to the 1995 presentation.

   The Notes to Financial statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


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

                      INAMED CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995 (CONTINUED)


Note 3  -  Inventories

        Inventories are summarized as follows:


                                     September 30, 1995   December 31, 1994
                Raw materials          $    2,583,614        $    2,187,689
                Work in process             3,401,729             3,268,947
                Finished goods             12,787,957             9,422,934
                                        _____________        ______________

                                       $   18,773,300        $   14,879,570
                                        =============         =============

Note 4  -  Commitments and Contingencies

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

      Under the terms of the Settlement Agreement, the Company agreed to pay
$1 million to the Settlement fund for each of 25 years starting three years after Settlement approval by the Court. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 1993. The charge represents the present value (discounted at 8%) of the Company's settlement of $25 million over a payment period of 25 years.



                     INAMED CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995 (CONTINUED)


    Under the Settlement, $1.2 billion had been provided for "current claims"(disease compensation claims). In May 1995, Judge Pointer completed a preliminary review of current claims which had been filed as of September 1994, in compliance with deadlines set by the court.
Judge Pointer determined that based on the preliminary review, it appears that projected amounts of eligible current claims exceed the $1.2 billion provided in the Settlement. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

      On October 1, 1995, Judge Pointer finalized details of a scaled-back breast implant injury settlement involving defendants Bristol-Myers
Squibb, Baxter International, and 3M, allowing plaintiffs to reject this settlement and file their own lawsuits if they believe payments are too low. On November 14, 1995, McGhan Medical and Union Carbide were added to this list of settling defendants to achieve the Bristol, Baxter, 3M, McGhan and Union Carbide Revised Settlement Program (the
"Revised Settlement Program").

      The Company recorded a pre-tax charge of $23.4 million in the third quarter of 1995. The charge represents the present value (discounted at 8%) of the additional amount that the Company expects to contribute to the Revised Settlement Program. Under the Revised Settlement Program, the
Company expects to pay a total of up to $50 million to the Settlement fund over a 15-year period.

      The Company has opposed the plaintiffs' claims in these complaints and other similar actions, and continues to deny any wrongdoing or liability to the plaintiffs of any kind. However, the extensive burdens and expensive litigation the Company would continue to incur related to these matters prompted the Company to work toward and enter into the Settlement which insures more satisfactory method of resolving claims of women who have received the Company's breast implants.

      Management's commitment to the Settlement does not alter the Company's need for complete resolution sought under a mandatory
("non-opt-out") settlement class (the "Mandatory Class"). Therefore, the Company has petitioned the United States District Court, Northern
District of Alabama, Southern Division,for certification of a Mandatory
Class  under the provisions of Federal Rule of Civil Procedure.

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


ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition

      During the first nine months of 1995 INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet increased international product needs, the Company has increased production of its products in Europe through expansion at its manufacturing plant in Ireland which supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share due to the use of direct sales methods rather than distributors wherever financially advantageous to do so.
The Company currently has direct marketing subsidiaries in seven European countries.

      The cash balance has increased since December 31, 1994, while the current ratio at September 30, 1995 of 1.0 to 1 is consistent with the ratio at December 31, 1994 of 1.0 to 1. The majority of the Company's cash flows in the first nine months of 1995 were generated by product sales which is consistent with prior periods. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

      In June of 1990, the Company established a $4.5 million comprehensive financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. As of September 30, 1995, approximately $418,366 had been drawn on the line of credit. The weighted average interest rate during the period was 11.25%.

     The Company's line of credit was due for renewal in August, 1993.  The present bank line was not renewable under acceptable terms and conditions,
and was extended until December 31, 1995.   The balance due on the credit
line as of December 31, 1995 is projected to be approximately $313,366.
At that time, the Company intends to retire the balance of the credit line.  The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements.  Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification.

      In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is $1,540,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on December 31, 1995.
As of September 30, 1995, approximately $1,395,000 had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

     Net sales as an aggregate were $64.1 million during the first nine months of 1995 which represents a 7% increase over the first nine months of 1994. This increase can be attributed to increases in international sales. Sales during the third quarter of 1995 were affected by the Company's need for additional capacity to manufacture product.
Management expects the lack of product to negatively affect sales growth throughout the remainder of 1995.

     Gross profit was 67% of net sales for the first nine months and 63% for the third quarter of 1995 compared to 66% and 67% for the corresponding periods in 1994. Management expects gross profit to remain consistent throughout the remaining quarter of 1995.

      Marketing expense as a percentage of net sales was 26% in the first nine months of 1995 which is consistent with 25% in the first nine months of 1994.

      General and administrative expenses as a percentage of net sales were 34% in the first nine months of 1995 compared to 30% in the first nine months of 1994. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

      Research and development expenses increased from $2,623,826 in the first nine months of 1994 to $3,276,591 in the first nine months of
1995, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public.  As a percentage of net sales, this expense has increased from 4.4% in the first nine months of 1994 to 5.1% in the first nine months of 1995.  Diversification into other facets of medical devices through use
of new technology remains a goal of the Company.   R & D expenses are
expected to increase throughout 1995 as the Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.

     Interest expense for the first nine months of 1995 was consistent with interest expense for the same period of 1994.

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

      Management anticipates strong market demand, with pressure for added production capacity both domestically and internationally, to continue throughout 1995.


PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is a defendant in breast implant litigation as discussed in Note 4 to the unaudited consolidated financial statements.

ITEMS 2.   THROUGH 5.

           Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None

                             INAMED CORPORATION

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INAMED CORPORATION




                                      By             /s/Michael D. Farney
                                      -----------------------------------
                                                        Michael D. Farney
                                              Chief Executive Officer and
                                                  Chief Financial Officer



Dated:          November 14, 1995
      ___________________________



