Form 10-Q/A
period 1995-09-30
INAMED CORP
filed 1996-04-01
CIK 109831

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C. 20549

                              -------------------------


                                     FORM 10-Q/A


             FORM 10-Q/A QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                          OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1995          COMMISSION FILE NUMBER: 0-7101


                              -------------------------


                                  INAMED CORPORATION

State of Incorporation: Florida   I.R.S. Employer Identification No.: 59-0920629

           3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada 89109

                           Telephone Number: (702) 791-3388

                              -------------------------

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


                              -------------------------


On September 30, 1995 there were 7,677,617 Shares of the Registrant's Common
                                  Stock Outstanding.

                           This document contains 15 pages.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INAMED CORPORATION AND SUBSIDIARIES

                                     FORM 10-Q/A

                           Quarter Ended September 30, 1995


                                  TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets                              3

         Unaudited Consolidated Income Statements                 5

         Unaudited Consolidated Statements of
         Cash Flows                                               7

         Notes to the Unaudited Consolidated
         Financial Statements                                     9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           12

PART II - OTHER INFORMATION                                      14
- ---------------------------

PART 1.     FINANCIAL INFORMATION

ITEM 1.
                         INAMED CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                          (UNAUDITED)
                                      SEPTEMBER 30, 1995         DECEMBER 31, 1994
                                      ------------------         -----------------
    ASSETS
    ------
Current assets:
  Cash and cash equivalents          $     768,967               $     673,951
  Trade accounts receivable, net of
    allowance for doubtful accounts
    and returns and allowances of
     $6,089,929 at September 30,
    1995 and $8,025,827 at
    December 31, 1994                   13,316,129                  11,319,487
Notes receivable                           833,113                   1,400,503
Related party notes receivable             142,093                           -
Inventories                             18,773,300                  14,879,570
Prepaid expenses and other current
    assets                               1,144,143                   2,548,748
Income tax refund receivable               449,691                     462,304
Deferred income taxes                    2,517,446                   2,648,653
                                      ------------                ------------
    Total current assets                37,944,882                  33,933,216
                                      ------------                ------------
Property and equipment, at cost:
  Machinery and equipment                8,664,824                   7,449,622
  Furniture and fixtures                 3,375,866                   2,620,594
  Leasehold improvements                 7,690,677                   5,469,234
                                      ------------                ------------

                                        19,731,367                  15,539,450

Less accumulated depreciation
    and amortization                    (8,672,716)                 (6,819,866)
                                      ------------                ------------

    Net property and equipment          11,058,651                   8,719,584
                                      ------------                ------------

Notes receivable                         2,478,341                   2,215,058

Related party notes receivable             868,847                     688,184

Intangible assets, net                   1,723,598                   1,956,648

Deferred income taxes                           --                      48,810

Other assets, at cost                      256,377                     248,901
                                      ------------                ------------

                                     $  54,330,696                $ 47,810,401
                                      ------------                ------------
                                      ------------                ------------



                                     (continued)

      The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                             (UNAUDITED)
                                          SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                          ------------------        -----------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-
  term debt                              $      21,715               $     176,910
  Notes payable to bank                      1,795,543                   1,795,721
  Related party notes payable                1,084,814                     970,610
  Accounts payable                          16,289,799                  15,780,050
  Accrued liabilities:
     Salaries and wages                      5,972,023                   2,251,275
     Interest                                  566,338                     567,365
     Self-insurance                          1,237,032                   1,291,605
     Stock option compensation                  68,714                      68,714
     Other                                   2,990,602                   3,593,024
  Royalties payable                          1,975,580                   1,053,888
  Income taxes payable                       4,349,931                   4,960,352
  Deferred income taxes                        109,995                     335,777
                                          ------------                ------------

      Total current liabilities             36,462,086                  32,845,291
                                          ------------                ------------
Long-term debt, excluding current
   installments                                 39,325                      50,801



Deferred grant income                        1,026,595                     931,387

Deferred income taxes                          945,067                     352,115

Litigation settlement                        9,152,000                   9,152,000

Net stockholders' equity:
    Common stock, $0.01 par value
       Authorized 20,000,000 shares;
       issued and outstanding 7,677,617         76,776                      74,662
    Additional paid-in capital              10,071,635                   9,699,345
    Cumulative translation adjustment          997,719                     437,683
    Accumulated deficit                     (4,440,507)                 (5,732,863)
                                          ------------                ------------

      Net stockholders' equity              (6,705,623)                  4,478,827


  Commitments and contingencies           ------------                -------------

                                         $  54,330,696               $  47,810,401
                                          ------------                ------------
                                          ------------                ------------


       The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                         Nine Months                Nine Months
                                            Ended                      Ended
                                       September 30, 1995         September 30, 1994
                                       ------------------         ------------------
Net Sales                                $  64,136,586                 $59,785,327
Cost of Goods Sold                          20,854,509                  20,558,935
                                          -------------                ------------
        Gross Profit                        43,282,077                  39,226,392
                                          -------------                ------------
Operating Expenses:
   Marketing                                16,772,662                  14,653,433
   General and administrative               21,587,052                  17,778,837
   Research and development                  3,276,591                   2,623,826
                                          -------------                ------------
        Total operating expenses            41,636,305                  35,056,096
                                          -------------                ------------
        Operating income                     1,645,772                   4,170,296
                                          -------------                ------------
Other income (expense):
   Interest income                             648,866                     279,658
   Interest expense                           (213,229)                   (210,838)
   Royalty income                              102,265                     237,597
   Foreign currency transaction
     gains (losses)                           (414,175)                    912,967
   Miscellaneous income                        238,348                      83,673
                                          -------------                ------------
        Net other income                       362,075                   1,303,057
                                          -------------                ------------
        Income (loss) before
          income taxes                       2,007,847                   5,473,353

Income taxes                                   715,491                   1,486,693
                                          -------------                ------------
        Net income                       $   1,292,356                $  3,986,660
                                          -------------                ------------
                                          -------------                ------------
Net income per share of common stock     $        0.17                $        .54
                                          -------------                ------------
                                          -------------                ------------
Weighted average common shares
  outstanding                                7,559,073                   7,417,458
                                          -------------                ------------
                                          -------------                ------------


       The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    Three Months                Three Months
                                       Ended                      Ended
                                  September 30, 1995         September 30, 1994
                                  ------------------         ------------------
Net Sales                           $  18,279,111               $  20,911,187
Cost of Goods Sold                      6,839,178                   6,825,374
                                     -------------               -------------
        Gross profit                   11,439,933                  14,085,793
                                     -------------               -------------
Operating expenses:
   Marketing                            5,233,406                   5,412,412
   General and administrative           8,159,422                   6,005,492
   Research and development             1,165,297                   1,035,164
                                     -------------               -------------
        Total operating expenses       14,558,125                  12,453,068
                                     -------------               -------------
        Operating income (loss)        (3,118,192)                  1,632,725
                                     -------------               -------------

Other income (expense):
   Interest income                        325,790                     100,831
   Interest expense                       (72,730)                   (119,561)
   Royalty income                          74,287                          --
   Foreign currency transaction
     gains (losses)                      (580,253)                    115,664
   Miscellaneous income                    94,967                      12,971
                                     -------------               -------------
        Net other income (expense)       (157,939)                    109,905
                                     -------------               -------------
        Income (loss) before income
          taxes                        (3,276,131)                  1,742,830
Income taxes                             (683,543)                    738,221
                                     -------------               -------------
   Net income (loss)                $  (2,592,588)              $   1,004,409
                                     -------------               -------------
                                     -------------               -------------
Net income (loss) per share of
  common stock                      $       (0.34)              $         .14
                                     -------------               -------------
                                     -------------               -------------
Weighted average common shares
  outstanding                           7,662,257                   7,390,471
                                     -------------               -------------
                                     -------------               -------------


      The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    Nine Months ended September 30, 1995 and 1994

                   Increase (Decrease) in Cash and Cash Equivalents

                                                    1995              1994
                                                ------------      ------------
Cash flows from operating activities:
   Net income                                  $  1,292,356      $  3,986,660
                                                ------------      ------------
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation of property and equipment         1,940,954         1,617,254
   Amortization of intangible assets                233,057           163,369
   Deferred income taxes                            532,535             7,791
   Changes in assets and liabilities:
   Increase in trade accounts receivable         (1,772,322)       (4,291,099)
   (Increase) decrease in notes receivable          304,107           (82,822)
   (Increase) decrease in inventories            (3,385,739)        1,370,320
   (Increase) decrease in prepaid expenses
     and other current assets                     1,472,731          (122,995)
   (Increase) decrease in income tax refund
     receivable                                      20,091           (87,384)
   Increase in other assets                          (7,062)          (53,673)
   Increase (decrease) in accounts payable          415,305        (1,096,227)
   Increase in accrued salaries and wages         3,672,596           800,751
   Increase (decrease) in accrued interest           (1,027)               11
   Decrease in accrued self-insurance               (54,573)       (1,132,417)
   Decrease in other accrued liabilities           (452,066)         (941,215)
   Increase in royalties payable                    921,692            73,114
   Increase (decrease) in income taxes payable     (610,421)          520,643
   Foreign currency translation adjustment          560,036           265,881
                                                ------------      ------------
   Total adjustments                              3,789,894        (2,988,698)
                                                ------------      ------------
   Net cash provided by
     operating activities                         5,082,250           997,962
                                                ------------      ------------
Cash flows from investing activities:
   Purchases of property and equipment           (3,907,150)       (1,590,011)
                                                ------------      ------------
   Net cash used in investing activities         (3,907,150)       (1,590,011)
                                                ------------      ------------



                                     (continued)

      The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    Nine Months ended September 30, 1995 and 1994

                   Increase (Decrease) in Cash and Cash Equivalents

                                                        1995              1994
                                                    ------------      ------------
Cash flows from financing activities:
   Increases in notes payable and
      long-term debt                                $   190,580      $  1,172,315
   Principal repayment of notes payable
      and long-term debt                               (452,330)         (529,218)
   (Increase) decrease in related party
      receivables                                      (322,756)          267,464
   Increase in related party payables                   114,204           411,541
   Net change in deferred grant income                   51,222            32,353
   Repurchases and retirements of common stock           (1,346)         (480,016)
   Proceeds from exercise of stock options              181,250            17,400
   Issuance of common stock                              29,500                --
   Cash overdraft                                            --           949,103
                                                    ------------      ------------
      Net cash provided by (used in)
        financing activities                           (209,676)        1,840,942
                                                    ------------      ------------
      Effect of exchange rate changes on cash          (870,408)       (1,248,893)
                                                    ------------      ------------
      Net increase (decrease) in cash
        and cash equivalents                             95,016                --

Cash and cash equivalents at beginning of period        673,951                --
                                                    ------------      ------------
Cash and cash equivalents at end of period          $   768,967      $         --
                                                    ------------      ------------
                                                    ------------      ------------
Supplemental disclosure of cash flow information:
   Cash paid during the nine months for:
      Interest                                      $   249,148      $    256,315
      Income taxes                                  $   853,577      $  1,177,224
                                                    ------------      ------------
                                                    ------------      ------------


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

                         INAMED CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 1 - INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

      INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture, and sell medical devices principally for the plastic and general surgery fields; BioEntrics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals, and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use in INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, and INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, and INAMED S.A., a Spanish corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

BASIS OF PRESENTATION

      The consolidated financial statements include accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                         INAMED CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995 (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 3 - INVENTORIES

      Inventories are summarized as follows:


                                    September 30, 1995   December 31, 1994
                                    ------------------   -----------------
               Raw materials           $  2,583,614        $  2,187,689
               Work in process            3,401,729           3,268,947
               Finished goods            12,787,957           9,422,934
                                       ------------        ------------

                                       $ 18,773,300        $ 14,879,570
                                       ------------         -----------
                                       ------------         -----------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

      INAMED and/or its subsidiaries are defendants in numerous State court actions and a Federal class action suit in the United States District Court, Northern District of Alabama, Southern Division, under Chief Judge Sam C. Pointer, Jr., U.S. District Court, regarding Master File No. C892-P-10000-S (Silicone Gel Breast Implants Product Liability Litigation MDL 926). The claims are for general and punitive damages substantially exceeding provisions made in the Company's consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will withstand the financial results of such litigation.

      Several U.S. based manufacturers negotiated a settlement with the Plaintiffs' Negotiating Committee ("PNC") and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement") providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement provides for resolution of any existing or future claims, including claims for injuries not yet known, under Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993. A fairness hearing for the non-mandatory class was held before Judge Pointer on August 18, 1994. On September 1, 1994, Judge Pointer gave final approval to the non-mandatory class action settlement.

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

      Under the terms of the Settlement Agreement, the parties stipulate and agree that all claims of the Settlement Class against the Company regarding breast implant materials shall be fully and finally settled and resolved on the terms and conditions set forth in the Settlement Agreement.

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

                          INAMED CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995 (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Under the Settlement, $1.2 billion had been provided for "current claims" (disease compensation claims). In May 1995, Judge Pointer completed a preliminary review of current claims which had been filed as of September 1994, in compliance with deadlines set by the court. Judge Pointer determined that based on the preliminary review, it appears that projected amounts of eligible current claims exceed the $1.2 billion provided by the Settlement. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claims would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

      On October 1, 1995, Judge Pointer finalized details of a scaled-back breast implant injury settlement involving defendants Bristol-Meyers-Squibb, Baxter International, and 3M, allowing plaintiffs to reject this settlement and file their own law-suits if they believe the payments are too low. On November 14, 1995, McGhan Medical and Union Carbide were added to this list of settling defendants to achieve the Bristol, Baxter, 3M, McGhan and Union Carbide Revised Settlement Program (the "Revised Settlement Program").

      At December 31, 1995, the Company's reasonable estimate of its liability to fund the Revised Settlement Program is a range between $9.1 million, the original estimate as noted above, and $50 million with no amount within the range a better estimate. Due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the PNC, as well as a lack of information related to the total claims, the financial statements do not reflect any additional provision for litigation settlement.

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

ITEM 2.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

      In June of 1990, the Company established a $4.5 million comprehensive financing package for working capital with a major bank which utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. As of September 30, 1995, approximately $418,366 had been drawn on the line of credit. The weighted average interest rate during the period was 11.25%.

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

      In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is $1,540,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on December 31, 1995. As of September 30, 1995, approximately $1,395,000 had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum 7% percent per annum.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


                                             INAMED CORPORATION


                                             By  /s/Michael D. Farney
                                               ---------------------------------
                                               Michael D. Farney
                                               Chief Executive Officer and
                                               Chief Financial Officer



Dated: March 29, 1996
       ---------------------------