Form 10-K405
period 1995-12-31
INAMED CORP
filed 1996-04-01
CIK 109831

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ________________________________

                                   FORM 10-K

             FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                      OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995                 Commission File
                                                             Number: 0-7101

                        ________________________________


                                INAMED CORPORATION


State of Incorporation: Florida              I.R.S. Employer Identification No.:
                                                         59-0920629

         3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                         Telephone  Number:  (702) 791-3388

                        ________________________________


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

     The aggregate market value of voting stock held by non-affiliates as of March 29, 1996, was $72,434,436

        On March 29, 1996 there were shares of Common Stock outstanding.

                      This document contains 60 pages.

                      Exhibit index located on page 58.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

          INAMED Corporation ("INAMED") (formerly First American Corporation) was incorporated under the laws of the state of Florida on February 6, 1961. In 1985, First American Corporation acquired all of the outstanding shares of McGhan Medical Corporation ("MMC") in a stock-for-stock, reverse merger transaction. The Company changed its name in 1986 from First American Corporation to INAMED Corporation in order to better reflect its involvement in the medical field. The name was chosen to promote the recognition of the concepts "Innovation and Medicine". MMC now operates as a wholly-owned subsidiary of INAMED Corporation. MMC entered the medical device business on August 3, 1984, through the acquisition of assets related to Minnesota Mining and Manufacturing ("3M") Company's silicone implant product line.

          Specialty Silicone Fabricators, Inc. ("SSF") was a wholly-owned subsidiary of McGhan Medical Corporation at the time McGhan Medical was acquired by First American Corporation. As a result of the acquisition, SSF became a wholly-owned subsidiary of First American Corporation, and operated as such until it was divested in August 1993.

          Unless otherwise indicated by context, the term "Company" as used herein refers to INAMED and its subsidiaries. The purpose of this method of filing as one company is to reflect consolidation for the sole purpose of reporting in the required SEC method and is not intended for any other purpose. INAMED Corporation is the subsidiaries' parent through stock ownership. INAMED's subsidiaries operate as individual corporations corresponding to their state corporate filings, and under their own daily management, to assist INAMED in accomplishing its corporate objectives.

          Since 1985, the Company has incorporated or acquired several companies, which it has structured as subsidiaries, in order to strengthen its position as a leading medical products company. INAMED Development Company ("IDC") was incorporated in 1986 as a wholly-owned subsidiary to pursue research and development of new medical devices primarily using silicone-based technology.

          In May 1989, the Company acquired 100% of the outstanding shares of Cox-Uphoff Corporation and subsidiaries ("CUC"), a competitor of MMC in the silicone implant market. Upon the acquisition, the company name was changed to CUI Corporation ("CUI") which now operates as a wholly-owned subsidiary of the Company.

          In October 1989, INAMED incorporated its McGhan Limited subsidiary which has designed and equipped a new medical device manufacturing plant in Arklow, County Wicklow, Ireland, to supplement production of the Company's current and future products. The location in Ireland was selected because it offers many favorable conditions such as availability of labor at reasonable rates, availability of attractive grants from the Industrial Development Authority (IDA), geographic proximity to INAMED B.V., favorable local tax treatment and their membership in the European Economic Community or EEC.
The manufacturing plant in Ireland was fully operational in 1993, and is capable of supplying nearly all of the products sold in the international market. Future new products will be produced by McGhan Limited for sale internationally with limited support shipments from the Company's U.S. manufacturing plants. In support of expected future growing international demand the Company incorporated its Chamfield Limited subsidiary in 1993. Chamfield Limited's manufacturing facilities, which are not yet fully operational, are located adjacent to McGhan Limited's facilities.

          In November 1989, INAMED incorporated its INAMED B.V. subsidiary in Breda, the Netherlands, to warehouse and distribute the Company's products to the European Community, Asia and other international locations. INAMED B.V. also markets products on a direct sales basis throughout the Netherlands. In conjunction with, and to further accomplish its long-range plans, the Company incorporated INAMED GmbH in Germany and INAMED B.V.B.A. in Belgium as subsidiaries in December 1989, thereby establishing a base from which to initiate direct sales of its products in two additional countries.

          In 1991, INAMED concentrated on continued expansion into the European and international market, increasing production in its Irish manufacturing facility, continued efficiency and quality evaluation of its other manufacturing facilities and continued sales growth. The Company expanded its marketing base in Europe by incorporating INAMED S.R.L. as a direct marketing and distribution center for the Company's products in Italy in May 1991.

          In 1991, the Company also incorporated its BioEnterics Corporation subsidiary in Carpinteria, California. BioEnterics was incorporated in order to focus on the development, production and international distribution of high-quality, proprietary implantable devices and associated instrumentation to the bariatric and general surgery markets for the treatment of gastrointestinal disorders and serious obesity.

          In 1992, the Company incorporated its Biodermis Corporation subsidiary in Las Vegas, Nevada, in order to focus on the development, production and international distribution of premium products for dermatology, wound care and burn treatment.

          In 1992, the Company also incorporated its Medisyn Technologies Corporation subsidiary to focus on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology. This subsidiary is located in Las Vegas, Nevada.

          The Company also continued development of its international market base in 1992 by incorporating INAMED Ltd. to market and distribute the Company's products in the United Kingdom.

          In 1993, the Company incorporated Bioplexus Corporation, a wholly-owned subsidiary which is a research and development company that develops, produces and distributes specialty medical products for use by the General Surgery Profession.

          The Company also incorporated Flowmatrix Corporation as a wholly-owned subsidiary in 1993. Flowmatrix manufactures high-quality silicone components and devices for INAMED's wholly-owned subsidiaries, and produces and distributes a line of proprietary silicone surgical products internationally.

          The Company continued to expand its international marketing base in 1993 by incorporating INAMED S.A.R.L. in Paris, France. The new subsidiary operates as a wholly-owned subsidiary of INAMED B.V.

          In 1993, the Company sold its Specialty Silicone Fabricators ("SSF") subsidiary and SSF's Innovative Surgical Products subsidiary to Innovative Specialty Silicone Acquisition Corporation (ISSAC), a private investment group which included certain members of Specialty Silicone Fabricators' management. The transaction was valued at approximately $10.8 million, including $2.7 million in cash, $5.9 million in structured short-term and long-term notes, and the retirement of $2.2 million in intercompany notes due to SSF by the Company's subsidiaries.

          Effective January 1994, the Company acquired the assets of Novamedic, S.A. in Barcelona, Spain. Novamedic, S.A. is a well-established distributor of medical products in Spain which further strengthens the Company's presence in the international market. The new subsidiary was renamed INAMED, S.A. and operates as a wholly-owned subsidiary of the Company.

          The Company has identified Spain, Portugal, South America, Central America, and Mexico as the IberoLatinoAmerican area. The incorporation of INAMED do Brazil in 1995 has strengthened the Company's presence in this area. INAMED do Brazil operates as a wholly-owned subsidiary of INAMED, S.A.

          The Company incorporated its INAMED Japan subsidiary in Las Vegas, Nevada in 1995. INAMED Japan subsequently acquired 95% of INAMED Medical Group, a Japanese corporation. Additionally, the Company's McGhan Medical Corporation subsidiary incorporated its McGhan Medical Asia Pacific subsidiary in 1995. The formation of INAMED Japan and McGhan Medical Asia Pacific has enabled the Company to continue its expansion into the Asia-Pacific Rim market.

PRINCIPAL PRODUCTS AND MARKETS

          The Company is engaged in the development, manufacture and marketing of a number of implantable products, including mammary prostheses, tissue expanders and facial implants for plastic and reconstructive surgeons as well as custom prostheses for a variety of surgical applications and procedures.

          Mammary prostheses are used for breast reconstruction and augmentation. As part of its mammary prosthesis product line, the Company produces different models, shapes and sizes of mammary implants including but not limited to double-lumen, saline and gel-filled mammary implants. In addition, the Company manufactures the Biocell-Registered Trademark- implant which incorporates the Company's patented low-bleed technology. The resulting implant has an open-cell silicone surface bio-engineered for a more favorable implant-to-tissue interface. The Biocell product line has received notably favorable market acceptance.

          The Company is one of the leading world-wide manufacturers of saline-filled mammary prostheses. Saline implants are manufactured at two different subsidiaries: McGhan Medical Corporation and McGhan Limited. These products are made in various shapes and sizes, and utilize various valve designs. The surface construction of the finished implants provide the surgeon the opportunity to select from a smooth silicone, the BioCell textured surface or the patented MicroCell-Registered Trademark- textured surface.

          The Company has developed and currently manufactures and markets a line of implantable and intraoperative tissue expanders. A typical tissue expander may consist of two unequal-size chambers which are implanted at a site where new tissue can be generated. After the device is implanted fluid can be injected into the smaller receiving chamber, or injection port, which then flows into the larger expanding chamber thus causing increased pressure under the skin resulting in tissue growth over a reduced period of time. The expanded tissue can then be used to cover defects, burns and injury sites or prepare a healthy site for an implant with the extra tissue available without the trauma of skin grafting. The Company has further developed its tissue expander product line by incorporating a patented integral valve injection area that is located by a magnetic detection system to enable the doctor to determine location of the injection port.

          The Company manufactures and markets its patented
BioSpan-Registered Trademark- tissue expander product line that utilizes the BioCell textured surface which allows more precise surgical placement. The BioSpan tissue expander surface subsequently decreases capsular contracture and yields greater tissue laxity during expansion.

          The Company introduced the BioDimensional-TM- system for breast reconstruction following radical mastectomy procedures. The BioSpan tissue expanders and BioCell mammary implants used for this system were designed using a computer-assisted modeling study to determine the ideal dimensions and also utilized computer imaging programs to evaluate the expected aesthetic results. The BioDimensional system matches the specific size tissue expander to the mammary implant that will be used for the breast reconstruction procedure.

          The Company also manufactures and markets the Ruiz-Cohen intraoperative expander. The Ruiz-Cohen intraoperative expander utilizes rapid intraoperative expansion as an effective means of arterial elongation to provide the additional tissue needed for end-to-end anastomosis. By eliminating the need for arterial grafting, patient discomfort is greatly reduced and the time and associated costs required to complete arterial anastomosis are minimized. The Company has license agreements and patents covering this product line, as well as patents pending for the next generation of the product. Additionally, the Company has patents and patent applications in eight countries outside of the United States for the product.

          The Company's group of products allows the plastic or reconstructive surgeon a range of options. If requested, the Company works with a surgeon to design, to the surgeon's specifications, a custom implant suited to individual patients' needs.

          The Company manufactures silicone gel sheeting intended for use in the treatment and control of old and new hypertrophic or keloid scarring. The products are sold under the tradenames TopiGel-TM-, Epi-Derm-TM-, and DemaSof-TM-.

          During 1994 and 1995, the Company's proprietary products accounted for 100% of net sales. Comparatively, in 1993, silicone implant products and silicone components accounted for 90% and 10% of net sales, respectively. The percentage of sales represented by proprietary products has increased due to the sale of Specialty Silicone Fabricators in August 1993.

MARKETING

          In the United States, the Company's implant products are sold to plastic and reconstructive surgeons, facial and oral surgeons, outpatient surgery centers and hospitals through its own staff of direct sales people and independent distributors. In Canada and Hawaii, the Company is represented by independent distributors. The Company reinforces its sales and marketing program through the use of telemarketing which produces sales by providing follow up on leads and distributing product information to potential customers. The Company also supplements its marketing effort through its subsidiaries' appearances at trade shows and advertisements in trade journals and sales brochures.

          The Company has a direct sales and distribution network in the Netherlands, Belgium, Germany, Italy, France, Spain, the United Kingdom, Brazil, Japan, and China. The Company's Netherlands subsidiary markets to and supports independent distributors in Denmark, Finland, Iceland, Italy, Norway, Sweden, and Switzerland. The Company also sells its products to independent distributors in Argentina, Australia, India, Korea, New Zealand and Taiwan. Sales outside the United States and Canada are made directly to these and other independent distributors and sales organizations through the Netherlands subsidiary's inventory of the Company's products. The Company believes its direct sales efforts and increased support of its international independent distributors has greatly enhanced overall sales which will continue throughout calendar 1996.

          The Company maintains inventories of finished implant products in the United States and in the Netherlands to support and facilitate direct and immediate delivery on a normal basis. However, a back-order situation may occur from time to time due to a product's unusually high demand or unusual circumstances such as regulatory restrictions or new product release. As a direct result of the regulatory activity by the Food and Drug Administration ("FDA") in 1991 and 1992, the Company reduced its inventory levels and wrote off certain inventories impacted by FDA actions. To comply with FDA regulations, the Company voluntarily recalled all silicone gel-filled mammary implants which had previously been sold to its customers but not used. In 1992 the Company wrote off approximately $2.0 million of certain inventories and intangible assets related to the products covered by the FDA's request relating to the return of gel-filled implants and regulations. All the Company's silicone implant products manufactured or sold in the United States are classified as medical devices subject to regulation by the FDA, as more fully described under "Government Regulations."

COMPETITION

          The Company competes with one other manufacturer in the production and sale of mammary prostheses in the domestic market. Three other competitors discontinued production of mammary prostheses in 1992 largely as a result of regulatory action by the FDA. The Company believes that the principal factors permitting its products to compete effectively are its high-quality product consistency, variety of product designs, management's knowledge of and sensitivity to market demands, and the Company's ability to identify, develop and/or obtain license agreements for patented products embodying new technology. In compliance with certain FDA regulations, the Company is allowed to sell one type of silicone gel-filled mammary prosthesis to a limited number of customers in the United States under stringent guidelines.

          Internationally, the Company competes with several other manufacturers in the production and sale of its mammary prostheses. Major competitors in Europe include Mentor Corporation, Silimed, Laboratories Sebbin, L.P.I., Nagor, and LipoMatrix. However, the Company believes that its extensive network of marketing and distribution centers throughout Europe create the strongest presentation of its products in the international market, as well as the most favorable acceptance by physicians.

          The tissue expander products' competition comes generally from the same corporations as in the manufacture and sale of mammary prostheses. Management believes the Company's implant market position will continue to grow due to its superior design, strong product features and future additions to its product lines.

          Through August 1993, the Company competed in a highly diverse field in the sale of silicone components for the health care industry. These competitors included Dow Corning Corporation, Furon, Inc., Mox-Med, Inc., SF Medical, Surgical Technologies, Inc. and Helix Medical. The Company's products, although not proprietary, received good customer acceptance through the development of process technology, such as injection molding of liquid silicone, and the ability to achieve close tolerances. The Company no longer competes in this market since the sale of its Specialty Silicone Fabricators subsidiary in August 1993.

RESEARCH AND PRODUCT DEVELOPMENT

          A qualified staff of doctorates, scientists, engineers and technicians, working in material technology and product design configurations, presently guide the Company's research and development efforts. The Company is directing its research toward new and improved products based on scientific advances in technology and medical knowledge together with qualified input from the surgical profession.

          The Company has introduced the LAP-BAND-Registered Trademark-Adjustable Gastric Banding (LAGB-Registered Trademark-) System to the international market as an improvement to the earlier adjustable banding design. The LAGB System is in clinical trials in the United States. The LAGB System is designed to permit a laparoscopic procedure for severe obesity. During the operation, which is usually done without any large incision but under general anesthesia, the adjustable gastric band is placed around the stomach to constrict the stomach, forming a stoma between the stomach and a small stomach pouch above the band. The system utilizes special pouch and stoma measuring equipment, including an electronic device, and a special laparoscopic band placement instrument. Unlike "stomach stapling" or "stomach bypass" procedures, no cutting or stapling of the stomach is required and, usually, no major incision. the band is designed to be adjustable postoperatively without additional surgery. The LAGB System is currently being used for the long-term treatment of severe obesity throughout Europe, as well as in Australia, Latin America and the Middle East. The Company holds a license for the patent and patent pending applications.

          The Company also holds a license for the patent and patent pending applications for EndoLumina-Registered Trademark- Illuminated Bougies, devices designed to transilluminate the esophagus and other organs of the body for improved visualization during a variety of laparoscopic and other surgical procedures. These products are on the market internationally and in the United States. The Company is currently conducting research into special materials and manufacturing techniques for providing increased transillumination and miniaturization for new indications.

          The Company holds a license for the U.S. and international patents for a new device for the treatment of severe gastroesophageal reflux. This device, with a cuff-like design and a self-locking mechanism, is designed to improve the safety and reliability of the laparoscopic treatment of gastroesophageal reflux. It is anticipated that clinical use of this device will start during 1996.

          The Company's BioEnterics-Registered Trademark- Intragastric Balloon (BIB-Registered Trademark-) is being marketed on a limited basis in Europe for preoperative weight loss in severely obese patients, and as an aid to weight reduction in moderately obese patients. The balloon is endoscopically (non-surgically) placed in the patient's stomach and inflated with saline. The balloon partially fills the stomach, inducing weight loss. Severely obese patients have a higher incidence of surgical and perioperative complications, and weight loss also facilitates laparoscopic procedures in these patients.

          The Company is also continuing efforts to add to its existing line of breast prostheses.

          The Company depends on the efforts and accomplishments of the dedicated staff in its Research and Development groups, and will continue to support its current and future R & D projects and activities.

PATENTS AND LICENSE AGREEMENTS

          It is the Company's policy to actively seek patent protection for its products and/or processes when appropriate. The Company developed and currently owns patents and trademarks for both the product and processes used to manufacture low-bleed mammary prostheses and for the resulting barrier coat mammary prostheses. Intrashiel-Registered Trademark- is the Company's registered trademark for the products using this technology. Beginning in 1984, such patents were granted in the United States, Australia, Canada, France, the Netherlands, the United Kingdom and West Germany. Trademarks for this product have been granted in the United States and France. The Company has license agreements allowing other companies to manufacture products using the Company's select technology, such as the Company's patented Intrashiel process, in exchange for royalty and other agreed to compensation or benefits.

          The Company's other patents include patents relating to its mammary prostheses, tissue expanders, textured surfaces, injection ports, and valve systems. The Company also has various patent assignments or license agreements which grant the Company the right to manufacture and market certain products.

          The Company believes its patents are valuable; however, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to manufacturing processes, materials and product design, have been equally important in maintaining proprietary product lines. Staying at the forefront of rapidly advancing medical technology by being responsive to the needs and concerns of health care professionals and their patients is the key to the Company's plans for future business expansion and financial success. As a condition of employment, the Company requires each of its employees to execute an agreement relating to confidential information and patent rights.

MANUFACTURING AND PRODUCT DEPENDABILITY

          The Company manufactures its silicone devices under controlled conditions. The majority of the manufacturing process is accomplished manually, in conjunction with specialized equipment for precision measurement, quality control, packaging and sterilization. Quality control procedures begin upon the receipt of raw components and materials and continue throughout production and final packaging. The Company maintains quality control and production records of each product manufactured and encourages the return of any explanted units for analysis by its personnel.
A majority of the Company's silicone products are supplied to the customer in a sterile condition requiring quarantine for appropriate periods of time to permit confirmation of sterility. All of the Company's activities are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored and/or reviewed by the Food and Drug Administration.

          In the Company's continued efforts to develop state-of-the-art processes that are environmentally responsible, a dry-heat sterilization process has been developed and is in place in the Company's manufacturing plants in the United States at McGhan Medical Corporation and in Ireland at McGhan Limited. Development of this dry heat packaging and sterilization cycle was the result of over three years of equipment design, identification and testing of materials and products, and process development, replacing a sterilization process that used ethylene oxide (EtO), as the standard.

          The Company had more than one source of supply for all silicone materials used in the manufacture of its products until Dow Corning Corporation ("DCC"), a major supplier of medical grade silicone materials, announced it would discontinue the sale of implant grade silicone materials as of March 31, 1993. A majority of the silicone raw materials utilized by the Company have been purchased from a supplier other than DCC. The Company has studied the impact of the discontinuation of the supply of certain raw materials on the Company's ongoing business, and has established reliable alternate sources of high-quality critical silicone materials. The Company has experienced increased costs for its silicone materials, however, the cost increase is not significant to the overall cost of the finished products.

LIMITED WARRANTIES

          The Company provides a limited warranty to the effect that it will replace without charge any product that proves defective with a new product of comparable type.

          McGhan Medical Corporation's Product Service Program (PSP-TM-) is designed to provide limited financial assistance to cover non-reimbursed operating room or surgical expenses due to a loss of shell integrity for inflatable mammary implants for a period of five years from the date of implantation; in addition, a no charge replacement of the same or similar product is provided for returned McGhan Medical mammary implant products
covered within the program.   The Company reserves the right to make changes
to its warranty policy from time to time within the confines of its warranty documents.

GOVERNMENT REGULATIONS

          All the Company's silicone implant products manufactured or sold in the United States are classified as medical devices subject to regulation by the Food and Drug Administration ("FDA"). FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. A notification must be submitted to the FDA prior to the commercial sale of some Class I and all Class II products. Class II products are subject to fewer restrictions than Class III products on their commercial distribution, such as compliance with general controls and performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product. Tissue expanders are currently proposed to be classified as Class II devices. The Company's mammary prostheses, silicone intragastric
balloon and gastric band system are Class III devices.    Class III devices
require the FDA's Pre-Market Approval (PMA) or an FDA Investigational Device Exemption (IDE) before commercial marketing to assure the products' safety and effectiveness.

          On April 10, 1991, the FDA issued a final ruling requiring all manufacturers of silicone gel filled mammary prostheses to file a PMA application for their version(s) of the product(s) within 90 days after the effective date of the regulation or cease sale and/or distribution of their product(s). The ruling reflects the FDA's discretion to require PMA's for any device which predates the 1976 Medical Device Act. This ruling is also in line with the FDA's stated priorities and Congress' requirement that all Class III devices be submitted to PMA review. In anticipation of this ruling, the Company had, for some time, been gathering the required data, including the results of laboratory, animal and clinical investigation and testing. In July 1991 the Company submitted an application to the FDA in response to the ruling. In November 1991 an FDA advisory panel voted unanimously to recommend that the Company's silicone gel-filled breast implants remain on the market while more safety data was gathered and evaluated by the agency. While the advisory panel concluded that the original PMA submitted by the Company's McGhan Medical subsidiary had failed to provide sufficient data concerning the safety of the implants, the FDA staff had not provided the panel members with updated and additional test results that had been submitted to the PMA application in late September 1991.

          In January 1992, FDA Commissioner, David Kessler, requested that all United States silicone breast implant manufacturers stop manufacturing and marketing their silicone gel-filled implants as a voluntary action and that surgeons refrain from implanting the devices in patients pending further review of information relating to the safety of the products. The FDA advisory panel reconvened in February 1992 and, after review of the new information, recommended that the gel-filled mammary implants remain available for all patients wishing reconstruction following mastectomies and/or to correct severe deformities, and, under strictly controlled clinical studies, be available on a limited basis to patients wishing augmentation.
On April 16, 1992, the FDA announced that silicone gel-filled breast implants would be available only under controlled clinical studies. Under an Urgent Need protocol, the products would be available immediately to patients requiring completion of reconstructive surgery which was begun prior to the January 1992 moratorium. All patients are required to sign detailed informed consent forms prior to surgery under the Urgent Need program. Under an Adjunct Study Program developed by the FDA, gel-filled implants would also be available to women desiring them for reconstruction, including the correction of severe deformities.
                                      - 11 -

As of December 31, 1994, the Company has not been a participant in the Adjunct Study.

          In the ongoing process of compliance with the Medical Device Act, the Company has incurred, and will continue to incur, substantial costs which relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format as required by the FDA under the Medical Device Act. Further, the FDA is expected to issue a call for PMA applications for saline-filled breast implants in 1998.
Although the Company has agreed to conduct clinical trials and is collecting data in anticipation of FDA action, there can be no assurance that the Company can prepare or file a PMA in a timely manner or whether said PMA will be accepted by the FDA, regardless of the time and money that the Company has incurred. The Company will decide on a product by product and subsidiary by subsidiary basis whether to respond to any future calls for PMA's and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has had an opportunity to review the filing requirements.

          There can be no assurance that other products under development by the Company will be classified as Class I or Class II products or that additional regulations restricting the sale of its present or proposed products will not be promulgated by the FDA. The Company is not aware of any changes to be put in place by the FDA that would be so restrictive as to remove the Company from the market place. However, the FDA has significantly restricted the Company's right to manufacture and sell gel-filled breast implants in the United States. As a result, the Company's sales of saline-filled breast implant products have increased significantly, and are expected to continue to be the Company's main product line for 1996.

          As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA, responsible state or local agencies such as the State Department of Health Services and other regulatory agencies to insure compliance with good manufacturing practices and public safety compliance. The Company's manufacturing plants are also subject to regulation by the local Air Pollution Control District and by the Environmental Protection Agency as a user of certain solvents.

          Due to the ongoing requirements, FDA reviews, and changing policies and inspection procedures, the Company, from time to time, receives inspections from the FDA. Early in 1993, Dow-Corning, the leading supplier of medical grade silicone material, announced that it would no longer be supplying medical grade silicone to medical device manufacturers. On July 6, 1993, The FDA announced, through the Federal Register, a notice identifying plans for handling products that did use Dow-Corning silicone. The notice provided guidance regarding tests required to demonstrate the equivalence of silicone material from an alternate supplier and the overall policy relating to regulatory submissions. As McGhan Medical had certain devices and/or components produced from Dow-Corning silicone materials, it was necessary to plan for this material changeover. Since some of the materials directly or indirectly affected the gel-filled mammary implant product line, the availability of the materials hampered the Company's efforts in further validation testing for its manufacturing processes involving gel-filled mammary implants. On March 1, 1994, the FDA inspected McGhan Medical to review its validation processes for the manufacturing of gel-filled mammary implants. These mammary implants are currently not marketed because of the FDA moratorium on gel-filled mammary implants which limited their use for reconstruction and restricted their use for augmentation.

McGhan was limited to marketing its style 153 gel mammary implant for reconstruction use only under an Urgent Need basis. No other gel-filled products have been manufactured by McGhan over the last three years. The inspection conducted by the FDA was to evaluate whether McGhan's manufacturing processes were sufficiently validated to authorize the further manufacturing of both the 153 and other styles of gel-filled mammary implants. At the conclusion of the inspection, the FDA issued an FD483, list of observations, which specifically dealt with the inadequacies of the validation for the shell dipping operations. McGhan responded to the FD483 by March 11, 1994. Subsequently, the FDA conducted a follow-up inspection and concluded that Mcghan had not satisfactorily addressed the inadequacies noted in the FD483. As a result, the FDA issued McGhan a warning letter. McGhan has responded to the warning letter, is addressing the completion of the FD483 responses, and expects to achieve compliance. McGhan continues to market its saline-filled mammary implants and expects to be inspected by the FDA again specific to saline manufacturing at the FDA's discretion.

EMPLOYEES

          As of December 31, 1995, the Company employed 832 persons: 13 persons were employees of INAMED; 13 persons were employees of INAMED Development Company working on its research and development projects; 555 persons were employed by the various operating subsidiaries within the United States; and 251 persons were employed by the Company in Europe, Asia-Pacific Rim, and IberoLatinoAmerica performing production operations, marketing and sales functions.

          Except for the manufacturing operation in Ireland, the employees are not represented by a labor union. The Company offers its employees competitive benefits and wages comparable with like employee status for the type of business and the location/country in which the employment occurs. The Company considers its employee relations to be good throughout its operations.

ITEM 2.   PROPERTIES.

          The Company leases a total of 18,681 square feet of office and warehouse space in three locations in Las Vegas, Nevada. The Company's corporate headquarters comprise 4,449 square feet of office space located in a multi-story office building for a current rental rate of $13,289 per month. The lease on this space expires July 1, 1998. The Company leases 6,895 square feet of office space in a building adjacent to the corporate headquarters which it subleases to Medisyn Technologies Corporation. The current monthly lease rate is $12,066 with the lease expiring in May 1996.
This lease is currently being renegotiated.   The Company leases 7,337 square
feet of office and warehouse space in an industrial complex adjacent to the Las Vegas Airport. This space is subleased to Flowmatrix Corporation. The current rental rate is $2,861 with the lease expiring in August 1996. This lease is currently being renegotiated.

          The Company also leases office and industrial space which is comprised of three buildings with an aggregate of 33,939 square feet in Carpinteria, California. BioEnterics Corporation subleases one building totaling 4,900 square feet. INAMED Development Company occupies 6,900 square feet in the second building, with the remaining 4,900 being used for storage. The Company has exercised the option to extend the lease term to May

1996. The current rental rate is $14,657 per month (with cost of living escalation in June of every year). The third building, which has 17,239 square feet, is subleased to CUI Corporation. The current rental rate is $12,857 per month with the lease expiring in February 1996, and continuing month to month thereafter.

          McGhan Medical Corporation leases manufacturing facilities in Santa Barbara, California, aggregating 44,800 square feet for $39,947 per month, with cost of living escalations in July of every year. The lease for these buildings expires in 1996, with four one-year options to extend. McGhan Medical Corporation also leases 27,992 square feet of office space in an adjacent building. The lease term expires in July 1996 with a seven year option to extend. The rent is $32,354 per month, with cost of living escalations in January of every year. Additionally, McGhan Medical Corporation leases a total of 27,123 square feet of adjacent office and warehouse space with monthly rentals aggregating $18,206 and lease terms expiring through February 1997. In June 1994, McGhan Medical Corporation entered into a lease for a manufacturing facility aggregating 57,897 square feet with a monthly rental rate of $59,024 (with cost of living escalation in June of every year) expiring in July 2006. In March 1995, McGhan Medical Corporation entered into a lease for office space of 23,697 square feet with a monthly rental rate of $16,114 expiring in April 2000.

          McGhan Limited's and Chamfield Limited's manufacturing facilities are located in Arklow, County Wicklow, Ireland. McGhan Limited leases a 28,000 square foot building from the Ireland IDA at a current annual rate of 84,996 Irish Punts for a term ending in 2017. Chamfield Limited leases a 23,000 square foot building at a current annual rental rate of 74,352 Irish Punts for a term ending in 2029.

          INAMED B.V. in the Netherlands leases 1,407 square meters of office and warehouse space at a quarterly rate of 84,118 Guilders, with cost of living escalation in May of each year, for a lease term ending in April 2000.


          INAMED B.V.B.A. leases 220 square meters of office and warehouse space in Turnhout, Belgium at a rate of 28,346 Belgian Francs per month (with a cost of living escalation in September of each year) with a lease term expiring in November 1998.

          INAMED GmbH currently rented 210 square meters of office and warehouse space at a rate of 7,173 German Marks per month on a three year lease expiring in January 1996. Starting December 1995 INAMED GmBH is renting 286 square meters of office and warehouse space in Dusseldorf, Germany at a rate of 7,150 German Marks per month on a five year lease expiring in December 2000. The lease provides for an automatic yearly extension thereafter unless the contract is terminated 9 months before renewal date of the lease.

          INAMED S.R.L. leases 460 square meters of office and warehouse space in Verona, Italy for 4,460,000 Italian Lira per month with a lease term expiring in August 2000. INAMED S.R.L. also leases 60 square meters of office space in Rome, Italy for 1,600,000 Italian Lira per month with a lease expiration of August 2000.

          INAMED Ltd. rents 1,550 square feet of office and warehouse space in Wokingham, United Kingdom under a five year lease expiring in July 1997. Under the terms of the lease, payments are made on a quarterly basis. The current rate is L5,426 per quarter.

          INAMED SARL rents 243 square meters of office and warehouse space in Paris, France for an annual rent of 345,825 Francs. The lease term is nine years with expiration in December 2004. The first eight months of rent were free, therefore the first rent was due in August of 1996. Rent is paid in quarterly installments in advance.

          INAMED, S.A. rents 950 square meters of office and warehouse space in Barcelona, Spain at a monthly rate of 864,438 Pesetas under a lease expiring in February 1998.

          INAMED do Brazil rents 345 square meters of office and warehouse space in Sao Paulo, Brazil at a monthly rate of $2,000 under a lease expiring in May 1998.

          McGhan Medical Asia Pacific rents 389 square feet of office space in Hong Kong at a monthly rate of $7,124 under a lease expiring in September 1996. The Company intends to renegotiate this lease prior to its expiration.

          INAMED Medical Group(Japan) rents 155 square meters of office space in Tokyo, Japan at a monthly rate of $3,000 under a lease which is automatically renewed upon expiration.

ITEM 3.   LEGAL PROCEEDINGS.

          In 1987 the Company acquired two health insurance subsidiaries. In 1988 the Company sold both subsidiaries. In 1991, the Company was sued for third party resolution in the amount of $500,000, related to the acquiring company's inability or failure to meet asset deposit requirements of the Illinois Director of Insurance. The Company reached settlement with the Illinois Department of Insurance in February 1993, whereby the Company paid the third party demand of $500,000 for full release.

          In October, 1990, the Company's CUI Corporation subsidiary brought action against a former employee for violation of a contractual non-compete agreement entered into with the Company. A settlement was reached in August of 1992 whereby the Company repurchased common stock acquired by the former employee in exchange for the resolution of all issues and legal proceedings and the elimination of any future Company obligation to the former employee as to the non-compete agreement. The Company made final payment under this settlement in 1994.

          During 1992 an action against the Company and two of its subsidiaries and one of its officers was filed in California Superior Court for the County of Santa Barbara (State Court). The Company, through one of its subsidiaries, filed a lawsuit against the plaintiff in the United States District Court for the Central District of California (Federal Court). The State Court action was filed as a contract dispute over an Exclusive License Agreement and the Federal Court action was filed over the same Exclusive License Agreement, but with different issues as subject matter. The State action was settled in April 1993 and discharged as an action with the Plaintiff Agreement remaining in force as written, and the Company's subsidiaries agreed to and complied with the terms as written in the Agreement. No changes were made with the outcome that both of the Company's subsidiaries will comply with the terms of the Agreement, as written, for the subsidiaries' products over the life of the patent. The Federal action was terminated by mutual agreement in 1994.

          In 1992, the County of Santa Barbara, California, filed a complaint against the Company's McGhan Medical Corporation subsidiary alleging that MMC supplied false and inaccurate information regarding xylene emissions to the Air Pollution Control District and had engaged in a pattern of unfair business practices by failing to control its emissions. In March 1993 MMC reached a settlement with the County of Santa Barbara Air Pollution Control District. The parties agreed to a settlement to avoid prolonged litigation surrounding alleged emission violations. By entering the agreement, the Company made no admission of wrongdoing but assented to a one time payment of $100,000 and installation of emissions control equipment at MMC's facility. MMC's decision to settle allowed it to allocate the Company's manpower and funds to the installation of the control equipment rather than expending these resources on successful defense against the complaint.

PRODUCT LIABILITY

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

     Several U.S. based manufacturers negotiated settlement with the Plaintiffs' Negotiating Committee ("PNC"), and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement") providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement, upon approval, will provide resolution of any existing or future claims, including claims for injuries not yet known, under any Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993. A fairness hearing for the non-mandatory class was held before Judge Pointer on August 18, 1994. On September 1, 1994, Judge Pointer gave final approval to the non-mandatory class action settlement. The deadline for plaintiffs to enter the Settlement was March 1, 1995.

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

     Under the terms of the Settlement Agreement, the Company will pay $1 million to the Settlement fund for each of 25 years starting three years after Settlement approval by the Court. The Company recorded a pre-tax charge of $9.1 million in the fourth quarter of 1993. The charge represents the present value (discounted at 8%) of the Company's settlement of $25 million over a payment period of 25 years, $1 million per year starting three years from the date of Settlement approval.

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

          The cost of the foregoing litigation has adversely affected the liquidity of the Company. Management believes that the Company may not continue as a going concern if its request to the Court for Mandatory Class resolution of the breast implant litigation actions against the Company is not approved. Although management is optimistic that the Mandatory Class will be approved by the Court, there can be no assurances that this outcome will be achieved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

          The Company's common stock is traded in the over-the-counter market and was listed on NASDAQ beginning in June 1986. The Company's common stock also began trading on the Pacific Stock Exchange on December 1, 1987. On March 28, 1996, the Company had stockholders of record.

          Effective December 20, 1995, the Company has been granted a temporary exception to the capital and surplus requirement of the NASDAQ Small Cap Market-TM- by the NASDAQ Listing Qualifications Committee. As part of its conditional listing, the Company's stock symbol was changed from IMDC to IMDCC. The fifth character "C" appended to the Company's stock symbol will remain until such time that the Company is able to evidence compliance with all NASDAQ listing criteria in a manner deemed acceptable by the Listing Qualifications Committee. The Company expects to evidence this compliance in 1996.

          The Table below sets forth the high and low bid prices of the Company's common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.


      1994                      HIGH       LOW
      ----                      ----       ----
     1st Quarter                4-3/4     2-1/2
     2nd Quarter                4-1/2     2-3/4
     3rd Quarter                3-3/4     2-3/8
     4th Quarter                3-1/8     2-3/8

     1995
     ----
     1st Quarter                4-1/4     3
     2nd Quarter                4-1/8     3
     3rd Quarter               14         3
     4th Quarter               12-5/8     8-1/4

          The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and to fund ultimate litigation settlements. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                                         Years Ended December 31
                                       ---------------------------------------------------------------------------
                                          1995           1994            1993           1992              1991
                                        -----------    -----------     ----------     ----------      ------------
Income Statement Data:
Net sales                               $ 81,625,581    80,385,342     74,497,946     64,343,031      42,283,931
Operating income (loss)                   (9,189,905)    3,578,025     (3,471,507)       611,836(2)   (2,792,828)(2)
Gain on sale of subsidiaries                  --             --         4,158,541            --            --
Income (loss) before income
  tax expense (benefit)                   (8,575,860)    5,007,103        449,448(1)     435,591(2)   (3,655,746)(2)
Income tax expense (benefit)              (1,682,799)    2,260,792      4,533,142      1,807,000        (845,000)
                                        ------------------------------------------------------------------------
Net income (loss)                       $ (6,893,061)    2,746,311     (4,083,694)(1) (1,371,409)(2)  (2,810,746)(2)
                                        ========================================================================
Net income (loss) per share
   of common stock                      $      (0.91)         0.37        (0.52)         (0.17)          (0.35)
                                        ========================================================================
Weighted average common
    shares outstanding                      7,544,335    7,410,591      7,850,853      7,873,504       8,099,483
                                        ========================================================================


(1) Includes a pre-tax charge of $9.1 million under the terms of the proposed class action settlement.

(2) Includes write-offs of assets for product inventory aggregating $1,974,423 in 1992 and $4,428,527 in 1991.

                                                            As of  December 31
                                       ---------------------------------------------------------------------------
                                          1995           1994            1993           1992              1991
                                        -----------    -----------     ----------     ----------      ------------
Balance Sheet Data:
Working capital (deficiency)           $  (6,041,738)   1,087,925      (2,316,741)    (1,921,514)         979,462
Total assets                              50,384,944   47,810,401      37,857,305     29,092,802       24,681,126
Long term debt, net of
  current installments                        89,437       50,801         235,170        454,274          509,811
Stockholders' equity                     (1,704,116)   4,478,827       1,347,425      6,545,891        7,965,951
Stockholders' equity per
  share of common stock                $       (0.22)        0.60            0.18           0.82             0.97
                                       ==========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          The Company experienced continued sales growth in 1995 with net sales of $81.6 million. This represented a 1.5% increase over the year ended December 31, 1994. Net sales for 1994 increased 7.9% over 1993. Domestic sales growth in 1995 was adversely affected by shortages of raw materials and by changes made by the Company in certain processes and procedures in its domestic manufacturing plant in order to achieve regulatory approvals and attain higher standards of control. These changes made by the Company limited the domestic outputs of finished goods in 1995, but are expected to benefit future periods. The Company expects international sales to represent an increasing percentage of net sales in future years, since this market is experiencing increasing demand. Management anticipates the market growth, continued increase of production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout 1996.

          Cost of goods sold as a percent of net sales was 37% for the year ended December 31, 1995, compared to 33% for the year ended December 31, 1994 and 31% for the year ended December 31, 1993. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and regulations.

          Marketing expenses as a percent of net sales were 29% for the year ended December 31, 1995, compared to 25% for the year ended December 31, 1994 and 23% for the year ended December 31, 1993. Royalty expense continued to increase as sales of licensed products continued to grow. As was expected, while INAMED GmbH, INAMED S.R.L., INAMED Ltd. and INAMED SARL have been in the start-up phases, marketing expenses as a percent of net sales for their individual distribution networks have been somewhat higher than the consolidated percentages. Moderating this increase is the relative stability of other marketing expenses on a Company wide basis.

          General and administrative expenses have increased as the Company has grown. These expenses have increased from $25,904,000 in 1993, to $27,099,000 in 1994, and $31,365,000 in 1995. A portion of the increase relates to the current expansion of international facilities and the overall growth in sales and production volume which has been experienced by the Company. Legal fees related to the breast implant litigation also contributed to the increase.

          Research and development expenses have increased from $3,074,000 to $3,724,000 to $4,392,000 in 1993, 1994, and 1995 respectively, reflecting the
Company's continuing commitment to development of new and advanced medical products. As a percentage of net sales, this expense has consistently been between 4.1% and 5.3%. Diversification into other facets of medical devices within the industry through use of new technology has always been and remains a goal of the Company. The silicone gastric band and a silicone hemorrhoidal pessary are products which were developed by the Company and are now in clinical trials internationally. A government research grant has been approved for the clinical research of the Company's silicone intragastric balloon. R & D expenses are expected to increase in 1996. The Company is also increasing R & D overseas due to the FDA backlog on approval of new devices in the U.S.

          Additionally, increased costs to obtain FDA PMA approvals are anticipated in 1996. Beginning in 1989, the Company began the necessary work to address FDA regulations related to premarket approval of silicone gel filled mammary implants and the Company anticipates continued investment of employee hours and Company funds throughout calendar 1996 to facilitate compliance with all FDA regulations as determined by the PMA study and any new regulations which may be adopted.

          Interest expense was $504,734 in 1993, $624,261 in 1994 and $833,086 in 1995. The increase in 1995 is due to interest incurred on outstanding federal and state income tax liabilities.

          The Company had a net loss of $6,893,061 or $.91 per share in 1995. This compares to net income of $2,746,311 or $.37 per share in 1994. Increased regulatory and legal costs relating to breast implants continue to be a significant burden on the Company's bottom line profitability. Management believes that resolution of the breast implant litigation through the Revised Settlement Program and achievement of provisional certification of the Mandatory Settlement Class will allow the Company to anticipate and manage costs associated with the litigation and move the Company forward toward greater profitability in the future.

FINANCIAL CONDITION

LIQUIDITY


          The current ratio (current assets to current liabilities) of 0.9 to 1 as of December 31, 1995 is less than the ratio of 1.0 to 1 as of December 31, 1994. The Company's ratio was negatively affected in 1995 and 1994 by increased legal costs due to breast implant litigation, and breast implant returns. In addition, the Company's expansion both domestically and internationally used significant cash resources throughout 1995.

          Breast implant product liability related issues are expected to draw on the Company's liquidity throughout 1996. The Company is in the process of negotiating extended payment terms on these expenses which the Company feels will reduce the adverse effect on short-term and long-term liquidity. However, there is no assurance that the extended payment terms will be granted by the legal firms involved.

          The cost of the foregoing litigation has adversely affected the liquidity of the Company. Management believes that the Company may not continue as a going concern if its request to the Court for Mandatory Class resolution of the breast implant litigation actions against the Company is not approved. Although management is optimistic that the Mandatory Class will be approved by the Court, there can be no assurances that this outcome will be achieved.

          In January 1996, the Company completed a private placement offering by issuing three-year collateralized convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million is held in an escrow account to be released upon the granting and court approval of mandatory class certification.

          The Company forecasts that the majority of cash necessary for U.S. operations will continue to be generated by operations. The Company will continue to utilize a combination of working capital and available credit
facilities.   Increased sales activity throughout 1996 is expected to
increase the availability of cash resources. If cash is determined to be inadequate for the level of activity, the Company may reduce expenses such as those related to R & D projects. The future of any affected project would then be uncertain. As cash flow becomes more available, management may restart projects, or elect to terminate projects, based on a business decision and on a project by project basis.

          The Company intends to seek out a suitable partner in banking to achieve current and future credit facility needs for domestic subsidiaries' support. Additionally, the Company intends to develop other methods to achieve increased working capital. These methods may be achieved through both the private and/or public sector. However, there can be no assurance that such financings will be available at acceptable terms, if at all. Settlement of the breast implant litigation will greatly enhance the Company's ability to obtain financing from banks or other lending institutions.

          In June of 1990, the Company established a $4.5 million financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December 1990, the line of credit was increased to $5.3 million. As of December 31, 1995, approximately $328,000 had been drawn on the line of credit. The weighted average interest rate during 1995 was 11.3%.

          The Company's line of credit was due for renewal in August,1993. The present bank line was not renewable under acceptable terms and conditions
and was extended through March 31, 1996.   On January 24, 1996, the Company
paid all amounts due under the line of credit. The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements. Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification. However, there can be no assurance that such financings will be available at acceptable terms, if at all.

          In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is $1,540,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on March 31, 1996. It is currently being renegotiated and is expected to be renewed. As of December 31, 1995, approximately $900,000 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

          The Company's international sales subsidiaries achieved significant sales growth in 1995. In Ireland, grants have been approved by the Irish Industrial Development Authority (IDA) to fund portions of the costs of operations of McGhan Limited, including reimbursement for training expenses, leasehold improvements and capital equipment. As of December 31, 1995, McGhan Limited had received grants from the IDA for approximately $2.7 million and had obtained approval for additional grants from other funding agencies for approved research and development programs for up to $1.1 million.

          The Company currently does not utilize forward contracts to hedge against foreign currency gains or losses.

          Management believes liquidity will improve as a result of increased sales throughout 1996, due to increased sales areas, new product introductions and decreased litigation costs as a result of projected global settlement and mandatory class certification, and efforts by the Company to raise future funding through a bank line or private offering. However, no assurances can be given as to the outcome of such efforts.

CAPITAL EXPENDITURES

          Expenditures on property and equipment approximated $4.7 million in 1995 compared to $2.9 million in 1994. Additionally, capital lease obligations of approximately $89,000 were incurred during 1995 compared to capital lease obligations of approximately

$21,000 incurred during 1994. The majority of the expenditures in each year were for building improvements and equipment to increase production capacity and efficiency. The Company is working on several development projects, any one of which may require additional capital resources for completion, production, and marketing.


SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

          The Company had significant fourth quarter adjustments to financial results in 1995. The Company recorded a provision for doubtful accounts and returns and allowances of $1,424,734, or 1.7% of net sales, and compensation of $891,200, or 1.1% of net sales. An offsetting adjustment was made to reduce income tax expense by $4,162,607, or 5.1% of net sales.

          The Company had significant fourth quarter adjustments to financial results in 1994. The Company recorded a provision for doubtful accounts and returns and allowances of $546,054, or 0.7% of net sales, a provision for inventory obsolescence of $221,590, or 0.3% of net sales, a provision for product liability of $1,123,605, or 1.4% of net sales, and compensation expense of $187,500, or 0.2% of net sales. Offsetting adjustments were made to reduce income tax expense by $3,396,858, or 4.2% of net sales, reduce rental expense of $800,000, or 1.0% of net sales, and record royalty income receivable of $325,301, or 0.4% of net sales.

IMPACT OF INFLATION

          The Company believes that inflation has had a negligible effect on operations over the past three years. There exists the opportunity to offset inflationary increases in the cost of materials and labor by increases in sales prices and by improved operating efficiencies.

ITEM 8(A).   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
INAMED Corporation:

We have audited the accompanying consolidated balance sheets of INAMED Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed under item 14(a)(2) of this Annual Report on Form 10-K for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the financial statement schedule are the responsibility of the Company' s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INAMED Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 14 to the consolidated financial statements, the Company, through certain subsidiaries, has been a defendant in substantial litigation related to breast implants which has adversely affected the liquidity and financial condition of the Company. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are discussed in Note 14 to the consolidated financial statements and do not include any adjustments that might result from the outcome of this uncertainty.

                                            COOPERS & LYBRAND L.L.P.


Las Vegas, Nevada
March 28, 1996

                         INAMED CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



                                                                       DECEMBER 31,
                                                                 --------------------------
                           ASSETS                                   1995             1994
                                                                -----------      ----------
Current Assets:
Cash and cash equivalents                                       $ 2,807,327         673,951
Trade accounts receivable, net of allowance for doubtful
    accounts and returns and allowances of $6,641,177 in
    1995 and $6,025,827 in 1994                                  10,470,375      11,319,487
     Notes receivable - trade                                       157,534       1,400,503
     Related party notes receivable                                 385,508           --
     Inventories                                                 17,695,847      14,879,570
     Prepaid expenses and other current assets                    1,825,213       2,548,748
     Income tax refund receivable                                    95,580         462,304
     Deferred income taxes                                        2,014,589       2,648,653
                                                                -----------     -----------
     Total current assets                                        35,451,973      33,933,216
                                                                -----------     -----------
Property and equipment, at cost:
     Machinery and equipment                                      8,923,564       7,449,622
     Furniture and fixtures                                       3,714,717       2,620,594
     Leasehold improvements                                       7,567,208       5,469,234
                                                                -----------     -----------
                                                                 20,205,489      15,539,450
Less, accumulated depreciation and amortization                  (9,234,166)     (6,819,866)
                                                                -----------     -----------
Net property and equipment                                       10,971,323       8,719,584

Notes receivable                                                  2,047,535       2,215,058
Related party notes receivable                                         --           688,184
Intangible assets, net                                            1,658,926       1,956,648
Deferred income taxes                                                  --            48,810
Other assets, at cost                                               255,187         248,901
                                                                -----------      ----------
Total assets                                                    $50,384,944      47,810,401
                                                                ===========      ==========


See accompanying notes to consolidated financial statements.

                          INAMED CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS




                                                                        DECEMBER 31,
                                                                 ---------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                           1995              1994
                                                                 ----------        ---------
Current liabilities:
     Current installments of long-term debt                     $    51,735          176,910
     Notes payable to bank                                        1,273,476        1,795,721
     Notes payable                                                  493,511            --
     Related party notes payable                                  1,759,417          970,610
     Accounts payable                                            20,093,073       15,780,050
     Accrued liabilities:
          Salaries and wages                                      9,559,348        3,381,369
          Interest                                                1,609,947          567,365
          Self-insurance                                          1,130,632        1,291,605
          Stock option compensation                                  68,714           68,714
          Other                                                   2,200,860        2,462,930
     Royalties payable                                            1,430,115        1,053,888
     Income taxes payable                                         1,812,818        4,960,352
     Deferred income taxes                                           10,065          335,777
                                                               ------------       ----------
              Total current liabilities                          41,493,711       32,845,291
                                                               ------------       ----------

Long-term debt, excluding current installments                       89,437           50,801

Deferred grant income                                             1,114,735          931,367

Deferred income taxes                                               239,177          352,115

Litigation settlement                                             9,152,000        9,152,000

Commitments and contingencies

Stockholders' (deficit) equity :
     Common stock, $.01 par value.  Authorized 20,000,000
          shares; issued and outstanding 7,602,617 in 1995
           and 7,466,139 in 1994                                     76,027           74,662
     Additional paid-in capital                                   9,963,635        9,699,345
     Cumulative translation adjustment                              882,146          437,683
     Accumulated deficit                                        (12,625,924)      (5,732,863)
                                                               ------------       ----------
              Stockholders' (deficit) equity                     (1,704,116)       4,478,827
                                                               ------------       ----------
Total liabilities and stockholders' (deficit) equity            $50,384,944       47,810,401
                                                               ============       ==========


See accompanying notes to consolidated financial statements.

                         INAMED CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1995, 1994 and 1993





                                                 1995                1994                1993
                                             ------------         ------------      -------------
Net sales                                     $81,625,581         $80,385,342       $ 74,497,946
Cost of goods sold                             30,155,783          26,264,458         22,973,697
                                              -----------          ----------        -----------
     Gross profit                              51,469,798          54,120,884         51,524,249
                                              -----------          ----------        -----------
Operating expense:
     Marketing                                 23,434,040          19,719,078         16,865,104
     General and administrative                32,833,609          27,099,371         25,904,418
     Research and development                   4,392,054           3,724,410          3,074,234
                                              -----------          ----------        -----------
     Total operating expenses                  60,659,703          50,542,859         54,995,756
                                              -----------          ----------        -----------
     Operating income (loss)                   (9,189,905)          3,578,025         (3,471,507)
                                              -----------          ----------        -----------
Other income (expense):
     Interest income                              770,081             428,704            186,665
     Interest expense                            (833,086)           (624,261)          (504,734)
     Royalty income                               351,376             419,675            496,444
     Foreign currency transaction
          gains (losses)                         (252,525)            264,473           (786,371)
     Miscellaneous income                         578,199             940,487            370,410
                                              -----------          ----------        -----------
     Net other income (expense)                   614,045           1,429,078           (237,586)
                                             ------------          ----------        -----------
Gain on sale of subsidiaries                        --                  --             4,158,541
                                              -----------          ----------        -----------
     Income (loss) before income
         tax expense                           (8,575,860)          5,007,103            449,448
Income tax expense                             (1,682,799)          2,260,792          4,533,142
                                              -----------          ----------        -----------
     Net income (loss)                        $(6,893,061)         $2,746,311        $(4,083,694)
                                              ===========          ==========        ===========
Net income (loss) per share of common stock   $      (.91)         $      .37        $      (.52)
                                              ===========          ==========        ===========
Weighted average shares outstanding             7,544,335           7,410,591          7,850,853
                                              ===========          ==========        ===========


See accompanying notes to consolidated financial statements.

                        INAMED CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1994 and 1993

                                          COMMON STOCK                 ADDITIONAL       CUMULATIVE
                                    ----------------------------        PAID-IN         TRANSLATION     ACCUMULATED    STOCKHOLDERS'
                                       SHARES           AMOUNT          CAPITAL         ADJUSTMENT        DEFICIT         EQUITY
                                     -----------     ----------        -----------     ------------     -----------     -----------
BALANCE, DECEMBER 31, 1992           $7,985,251        $79,853         $10,778,411         $ 83,107     $ (4,395,480)   $ 6,545,891
Net loss                                   --             --                  --               --         (4,083,694)    (4,083,694)
Repurchases and retirement
     of common stock                   (587,684)        (5,877)         (1,038,143)            --               --       (1,044,020)
Issuances of common stock                63,000            630              90,720             --               --           91,350
Translation adjustment                     --             --                  --           (162,102)            --         (162,102)
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993            7,460,567         74,606           9,830,988          (78,995)      (8,479,174)     1,347,425
Net income                                 --             --                  --               --          2,746,311      2,746,311
Repurchases and retirement
     of common stock                   (124,034)        (1,240)           (405,447)            --               --         (406,687)
Issuances of common stock               129,606          1,296             273,804             --               --          275,100
Translation adjustment                     --             --                  --            516,678             --          516,678
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994            7,466,139         74,662           9,699,345          437,683       (5,732,863)     4,478,827
Net loss                                   --             --                  --               --         (6,893,061)    (6,893,061)
Repurchases and retirement
    of common stock                        (322)            (3)             (1,342)            --               --           (1,345)
Issuances of common stock               136,800          1,368             265,632             --               --          267,000
Translation adjustment                     --             --                  --            444,463             --          444,463
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995           $7,602,617        $76,027         $ 9,963,635         $882,146     $(12,625,924)   $(1,704,116)
                                      =============================================================================================


See accompanying notes to consolidated financial statements.

                         INAMED CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended December 31, 1995, 1994 and 1993



                                                              1995             1994            1993
                                                           -----------       ---------      -----------
Cash flows from operating activities:
   Net income (loss)                                       $(6,893,061)     $2,746,311     $(4,083,694)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                           2,432,554       2,058,462       1,553,829
     Amortization of intangible assets                         297,722         254,391         249,491
     Non-cash stock compensation                                29,500          29,000           --
     Non-cash compensation to officers/directors               165,000            --           727,230
     Provision for doubtful accounts and returns             1,707,308            --             --
     Provision for obsolescence                                308,632            --             --
     Deferred income taxes                                     243,430          99,897         595,532
     Gain on sale of subsidiaries                                 --              --        (4,158,541)
     Litigation settlement                                        --              --         9,152,000
     Write-off of intangible assets                               --           46,017          440,000
     Changes in current assets and liabilities:
       Trade accounts receivable                               503,114     (2,750,160)      (1,269,528)
       Notes receivable - trade                                343,534         12,814          (31,751)
       Inventories                                          (2,539,782)    (1,403,644)      (4,859,712)
       Prepaid expenses and other
            current assets                                     791,350     (2,091,247)         254,282
       Income tax receivable                                   367,476       (113,304)            --
       Other assets                                             (6,286)       (62,376)          69,090
       Accounts payable                                      4,227,439      1,610,174        5,705,716
       Accrued salaries, wages, and payroll taxes            6,094,940      1,223,904          491,366
       Accrued interest                                      1,042,582        342,294           (1,786)
       Accrued self-insurance                                 (160,973)        (1,631)        (666,896)
       Other accrued liabilities                              (284,380)     1,021,116          (54,661)
       Royalties payable                                       376,227         91,526         (269,888)
       Income taxes payable                                 (3,147,534)       576,768        2,259,002
                                                           -----------     ----------       ----------
     Net cash provided by
        operating activities                                 5,898,792      3,790,312        6,101,081
                                                           -----------     ----------       ----------
Cash flows from investing activities:
     Purchase of property and equipment                     (4,694,592)    (2,948,945)      (4,195,281)
     Proceeds from sale of property and equipment                 --             --          2,725,000
     Increase in notes receivable, net of
        forgiveness of intercompany payable                       --             --         (1,973,368)
     Decrease in notes receivable                                 --             --               --
     Acquisition of INAMED, S.A.                                  --         (400,050)            --
                                                           -----------     ----------       ----------
     Net cash used in
        investing activities                               $(4,694,592)    $(3,348,995)    $(3,443,649)
                                                           -----------     ----------       ----------


See accompanying notes to consolidated financial statements.

                          INAMED CORPORATION AND SUBSIDIARIES


                                                                    1995           1994            1993
                                                                 ----------     ----------      -----------
Cash flows from financing activities:
     Increases in notes payable and long-term debt               $  493,511     $1,077,355      $    --
     Principal repayment of notes payable
         and long-term debt                                        (608,784)    (1,117,373)      (3,273,941)
     (Increase) decrease in related party receivables               302,676        451,516         (458,387)
     Increase in related party payables                             788,807        420,610               --
     Grants received, net                                           150,131         96,466          191,682
     Proceeds from exercise of stock options                         72,500         26,100               --
     Repurchase of common stock                                      (1,345)      (406,687)        (358,124)
     Cash overdraft                                                    --              --           331,795
                                                                 ----------     ----------      -----------
Net cash provided by (used in) financing activities               1,197,496        547,987       (3,566,975)
                                                                 ----------     ----------      -----------
Effect of exchange rate changes on cash                            (268,320)      (315,353)         221,308
                                                                 ----------     ----------      -----------
Net increase (decrease) in cash
   and cash equivalents                                           2,133,376        673,951         (688,235)

Cash and cash equivalents at beginning of year                      673,951             --          688,235
                                                                 ----------     ----------      -----------
Cash and cash equivalents at end of year                         $2,807,327     $  673,951      $        --
                                                                 ==========     ==========      ===========
Supplemental disclosure of cash flow
    information:
     Cash paid during the year for:
       Interest                                                  $  442,314     $  311,876      $  506,520
                                                                 ==========     ==========      ==========
       Income taxes                                              $  273,947     $1,639,755      $1,280,000
                                                                 ==========     ==========      ==========

(Continued)


See accompanying notes to consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

Year ended December 31, 1995:
      In 1995 the Company issued 75,000 shares of common stock and recorded a corresponding $165,000 reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

Year ended December 31, 1994:
      The 1994 statement of cash flows is presented net of the noncash effects of the acquisition of INAMED, S.A. In connection with the acquisition of INAMED, S.A., the Company initially made cash payments of $250,050, recorded a note payable for future cash payments of $700,000 and recorded a liability of $385,000 for the future issuance of 175,000 shares of common stock. As of December 31, 1994, the Company had paid $150,000 on the note payable and had issued 100,000 shares of common stock.

Year ended December 31, 1993:
     In connection with the sale of Specialty Silicone Fabricators, Inc. and Innovative Surgical Products, Inc., the Company repurchased approximately 461,120 shares of common stock in exchange for a reduction in notes receivable of $685,916.


See accompanying notes to consolidated financial statements.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     The Company and its subsidiaries are engaged primarily in the development, manufacture and distribution of implantable medical devices for the plastic and general surgery fields. Its primary products include mammary prostheses and tissue expanders. The Company operates in both domestic and foreign markets.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates (also see Note 14).

     CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE AND CREDIT RISK

     The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. As a part of its ongoing control procedures, the Company monitors the credit worthiness of its customers. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales. An estimated provision for returns and credit losses has been provided for in the financial statements and has generally been within management's expectations.

     REVENUE RECOGNITION

     Revenues are recognized when product is shipped. Revenues are recorded net of estimated sales returns and allowances. The Company ships product with the right of return and has provided an estimate of the allowance for sales returns.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Estimated inventory obsolescence has been provided for in the financial statements and has generally been within management's expectations.

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Company has primarily one source of supply for certain raw materials which are significant to its manufacturing process. Although there are a limited number of manufacturers of the particular raw materials, management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lives of the leases, whichever are shorter.

     INTANGIBLE  AND LONG-TERM ASSETS

     Intangible and long term assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives as follows:

          Customer lists                      5 years
          Organization costs                  5 years
          Patents                            17 years
          Trademarks and technology           5 years
          Goodwill                        10-12 years

     The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. The Company periodically evaluates the realizability of goodwill. Based upon its most recent analysis, no material impairment of goodwill exists at December 31, 1995.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     INTANGIBLE  AND LONG-TERM ASSETS, continued

     The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), was issued and was adopted by the Company for the year ended December 31, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The adoption of SFAS No. 121 did not have any impact on the financial position, results of operations, or cash flows of the Company.


     INCOME TAXES

     The Company accounts for its income taxes using the liability method, under which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     NET INCOME/LOSS PER SHARE

     Net income/loss per share is computed using the weighted average number of shares outstanding, and when dilutive, common stock equivalents (stock options).

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     FOREIGN CURRENCY TRANSLATION

     The functional currencies of the Company's foreign subsidiaries are their local currencies, and accordingly, the assets and liabilities of these foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange in effect during the periods. Unrealized translation adjustments do not reflect the results of operations and are reported as a separate component of stockholders' (deficit) equity, while transaction gains and losses are reflected in the consolidated statement of operations. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.



     RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1996. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation expense using Accounting Principles Board Opinion No.25.

     RECLASSIFICATION

     Certain reclassifications were made to the 1993 and 1994 consolidated financial statements to conform to the 1995 presentation.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVENTORIES

     Inventories are summarized as follows:



                                            December 31
                                     ---------------------------
                                        1995             1994
                                     ----------       ----------
Raw materials                        $ 2,513,862      $ 2,187,689
Work in progress                       3,773,579        3,268,947
Finished goods                        12,167,768        9,873,664
                                     -----------      -----------
                                     $18,455,209      $15,330,300
Less allowance for obsolescence         (759,362)        (450,730)
                                     -----------      -----------
                                     $17,695,847      $14,879,570
                                     ===========      ===========


(3)  INTANGIBLE ASSETS

     Intangible assets, at cost are summarized as follows:

                                                      December 31
                                              ---------------------------
                                                  1995             1994
                                              ------------      ---------
     Customer lists                           $    125,000        125,000
     Organization and acquisition costs            251,539        237,814
     Patents, trademarks and technology          2,585,961      2,585,961
     Goodwill                                    1,785,451      1,841,234
     Other                                         337,827        337,827
                                              ------------     ----------
                                                 5,085,778      5,127,836
     Less accumulated amortization              (3,426,852)    (3,171,188)
                                              ------------     ----------
                                                $1,658,926      1,956,648
                                              ============     ==========



Effective January 1994, the Company acquired the assets of Novamedic, S.A. The cost in excess of fair value of the net assets acquired of $797,294 is classified as goodwill.

(4)  LINES OF CREDIT

     As of December 31, 1995 and 1994, the Company had outstanding borrowings in the amount of $328,366 and $718,366, respectively, under a $5,300,000 revolving line of credit agreement with a domestic bank which expired August 31, 1993 and was extended through March 31, 1996. The terms of the agreement required the Company to make monthly principal payments ($30,000 per month at December 31, 1995) and monthly interest payments at prime plus 2.5% per annum (11.0% per annum at December 31, 1995). Interest of $62,519, $105,417, and $203,186 was paid on the line of credit in 1995, 1994, and 1993, respectively. The line of credit is collateralized by the Company's domestic accounts receivable, inventories and certain other assets. In September 1994, the company entered into an agreement with the bank which deleted the financial covenants which had been part of the original line of credit agreement. In January, 1996, the obligation to the bank was satisfied.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LINES OF CREDIT, CONTINUED

     The Company's Dutch subsidiary has a line of credit with a major Dutch bank, totaling $1,540,000, which is collateralized by the accounts receivable, inventories and certain other assets of its Dutch subsidiary. The line of credit expires on March 31, 1996. As of December 31, 1995 and 1994, approximately $900,000 and $1,100,000, respectively, had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

     The Company's weighted average interest rate on short-term borrowings was 8.9% and 8.4% in 1995 and 1994, respectively.

     The Company is currently seeking alternative lending sources from other financial institutions. However, no agreements have been finalized to replace the line of credit.

(5)  LONG-TERM DEBT

     Long-term debt is summarized as follows:


                                                                               December 31,
                                                                        --------------------------
                                                                           1995            1994
                                                                        ----------      ----------
          Note payable to Department of Commerce, due in
             monthly installments of $766, including interest
             at 8.9% through January 1995                                $     --         $    760
          Capital lease obligations, collateralized by related
             equipment, payable in monthly installments
             aggregating $8,754, including interest at 6.9%
             to 15.8%, expiring through November 1998                       141,172        226,951
                                                                         ----------       --------
                                                                            141,172        227,711
     Less, current installments                                             (51,735)      (176,910)
                                                                         ----------       --------
                                                                         $   89,437       $ 50,801
                                                                         ==========       ========


     The aggregate installments of long-term debt as of December 31, 1995 are as follows:


                   Year ending December 31:
                        1996                       $ 51,735
                        1997                         65,993
                        1998                         23,444
                                                   --------
                                                   $141,172
                                                   ========

(6)  DEFERRED GRANT INCOME

     Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment, and is amortized over the life of the related assets against the related depreciation expense. Amortization for the years ended December 31, 1995, 1994 and 1993 was approximately $78,000, $61,000, and $42,000, respectively.

     In addition, for the years ended December 31, 1994 and 1993, respectively, approximately $125,000, and $225,000 was received for training grants. For the year ended December 31, 1993 approximately $41,000 was received for rent subsidy grants. This amount has been offset against the related expenses on the accompanying consolidated statements of operations.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  DEFERRED GRANT INCOME, CONTINUED

     The Company has a contingent liability to the IDA for deferred grant income if certain conditions of the agreement with the IDA are not maintained.

(7)  INCOME TAXES

     Income tax expense (benefit) at December 31, is summarized as follows:

                        1995        1994            1993
                    -----------   ---------      ---------
   Current:
     Federal        $(2,267,198)  1,577,188      2,823,052
     State             (195,969)    310,816        934,374
     Foreign            551,893     172,891        241,184
                    -----------   ---------      ---------
     Total           (1,911,274   2,060,895      3,998,610
                    -----------   ---------      ---------
   Deferred:
     Federal        $   530,419     (70,778)       353,280
     State             (157,016)    (39,984)       181,252
     Foreign           (144,928)    310,659           --
                    -----------   ---------      ---------
     Total              228,475     199,897        534,532
                    -----------   ---------      ---------
                    $(1,682,799)  2,260,792      4,533,142
                    ===========   =========      =========

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  INCOME TAXES, CONTINUED

The primary components of temporary differences which comprise the Company's net deferred tax assets during 1995 and 1994 are as follows:

                                              DECEMBER 31,   DECEMBER 31,
                                                  1995           1994
                                               ----------    ----------
     Deferred tax assets:
          Allowance for doubtful accounts      $  576,350    $  203,113
          Allowance for returns                 2,895,564     2,102,447
          Inventory reserves                       90,090        36,159
          Inventory capitalization                481,456       458,583
          Accrued liabilities                     599,605       666,117
          Net operating losses                  1,103,248       510,032
          State taxes                               2,554       165,114
          Intangible assets                       168,151       161,296
          Litigation settlement                 3,651,648     3,651,648
          Tax credits                             145,748          --
          Other                                     8,322        16,023
                                               ----------    ----------
          Deferred tax assets                   9,722,736     7,970,532
          Valuation allowance                  (7,377,074)   (5,000,080)
                                               ----------    ----------
     Net deferred tax assets                    2,345,662     2,970,452
                                               ----------    ----------
     Deferred tax liabilities:
          Depreciation and amortization           (46,456)      (33,210)
          Installment sale                       (358,584)     (592,645)
          Other foreign                          (175,275)     (335,026)
                                               ----------    ----------
     Deferred tax liability                      (580,315)     (960,881)
                                               ----------    ----------
     Net deferred tax asset                    $1,765,347    $2,009,571
                                               ==========    ==========

     Although realization is not assured, management believes it is more likely than not that the net deferred tax asset is fully recoverable against taxes previously paid and thus no further valuation allowance for these amounts is required.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  INCOME TAXES, CONTINUED

     The difference between actual tax expense (benefit) and the "expected" tax expense (benefit) computed by applying the Federal corporate tax rate of 34% for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                 1995       1994         1993
                                             -----------   ---------    ----------
     "Expected" tax expense (benefit)        $(2,915,792)  1,702,415       152,812
     Litigation settlement                          --          --       3,111,680
     Tax effect of nondeductible expenses         51,084      43,974        18,196
     Goodwill amortization                        49,924      61,525        18,615
     Research tax credits                     (1,099,596)   (188,223)      (46,851)
     Foreign taxes                               406,965     483,550       241,184
     State franchise tax (benefit), net
         of Federal tax benefits                (268,488)    175,944       736,313
     Losses of foreign operations                (48,256)   (290,522)     (170,116)
     Change in valuation allowance of
        deferred tax assets                    1,948,830        --            --
     Tax penalties                               276,708     150,726        415,658
     Other                                       (84,178)    121,403         55,651
                                             -----------   ---------      ---------
                                             $(1,682,799)  2,260,792      4,533,142
                                             ===========   =========      =========

     The Company had net operating loss carryovers at the foreign companies aggregating approximately $2,260,000 at December 31, 1995 (based on exchange rates at that date), to be used by the individual foreign companies that incurred the losses. These net operating loss carryovers have various expiration dates. As of December 31, 1995, the Company had a net operating loss carryover of approximately $2,400,000 for California franchise tax purposes. These loss carryovers expire in 2000.


(8)  ROYALTIES

     The Company has entered into various license agreements whereby the Company has obtained the right to produce, use and sell patented technology. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements was approximately $5,511,000, $4,326,000, and $3,352,000, for the years ended
     December 31, 1995, 1994 and 1993, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  STOCKHOLDERS' EQUITY

     The Company has adopted several incentive and non-statutory stock option plans. Under the terms of the plans, 610,345 shares of common stock are reserved for issuance to key employees at prices generally not less than the market value of the stock at the date the options are granted, unless previously approved by the Board of Directors.

      Activity under these plans for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                        1995           1994        1993
                                                      --------       --------    --------
     Options outstanding at beginning of year          122,500        167,854     222,054
     Granted                                            80,000           --        20,000
     Exercised                                         (50,000)       (18,000)    (63,000)
     Expired or canceled                                (6,000)       (27,354)    (11,200)
                                                       -------        -------     -------
     Options outstanding at end of year                146,500        122,500     167,854
                                                       =======        =======     =======
     Options exercisable at end of year                 94,000        102,500     126,604
                                                       =======        =======     =======

     The exercise price of all options outstanding under the stock option plans range from $1.45 to $2.49 per share. At December 31, 1995, there were 114,754 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below the fair market value of the common stock at the date of grant. Accordingly, the Company is amortizing the difference between the fair market value and the exercise price of the related outstanding options over the vesting period of the options. Stock option compensation expense for the years ended December 31, 1995, 1994 and 1993 aggregated $9,000, $10,000, and $38,000, respectively.

     In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the 1984 plan). Under the terms of the plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on
     a two-for-one basis) for those of McGhan Medical Corporation.   80,000
     options were granted under this plan during 1995.

     In 1986, the Company adopted an incentive and nonstatutory stock option plan (the 1986 plan). Under the terms of the plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under this plan during 1995.

     In 1987, the Company also adopted an incentive stock award plan. Under the terms of this plan, 300,000 shares of common stock were reserved for
     issuance to employees at the discretion of the Board of Directors.   The
     Directors awarded 11,800 shares in 1995 and 11,600 shares in 1994 with aggregate values of $29,500 and $29,000,

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  STOCKHOLDERS' EQUITY, CONTINUED

     respectively. No shares were awarded in 1993. At December 31, 1995, there were 119,612 shares available for future grant under this plan.

     The Company has a stock appreciation rights plan that became effective in 1989. Under the terms of this plan, 500,000 shares of common stock were reserved for issuance to employees at the discretion of the Board of Directors. In 1992, the Directors granted 250,000 shares each to the two Officers/Directors of the Company; these were exercised in 1992.

     In 1993 the Company adopted a Non-employee Director Stock Option Plan which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to the Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on each anniversary of his or her initial grant date on which he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. As of December 31, 1995 no options were granted under this plan.


     (10) FOREIGN SALES INFORMATION

     Net sales to customers in foreign countries for the years ended December 31, 1995, 1994 and 1993 represented the following percentages of net sales:

                            1995      1994      1993
                           ------    ------    -------
     Europe                 22.3%     21.5%     14.3%
     Asia - Pacific Rim      3.5       2.7       3.1
     IberoLatinoAmerica      5.4       1.4       1.4
     Other                   0.3       0.7       0.7
                           -------   -------   -------
                            31.5%     26.3%     19.5%
                           =======   =======   =======

(The IberoLatinoAmerican classification above includes Central America, South America, Spain, and Portugal.)

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) GEOGRAPHIC SEGMENT DATA

     The following table shows net sales, operating income (loss) and identifiable assets by geographic segment for the years ended December 31, 1995, 1994, and 1993:

                                    1995            1994           1993
                                 -----------     ----------     ----------
     Net sales:
          United States          $55,881,262     59,196,401     59,943,525
          International           25,744,319     21,188,941     14,554,421
                                 -----------     ----------     ----------
                                 $81,625,581     80,385,342     74,497,946
                                 ===========     ==========     ==========
     Operating income (loss):
          United States          $(7,601,277)     4,717,154     (4,304,047)
          International           (1,588,628)    (1,139,129)       832,540
                                 -----------     ----------     ----------
                                 $(9,189,905)     3,578,025     (3,471,507)
                                 ===========     ==========     ==========
     Identifiable assets:
          United States          $25,976,480     29,337,456     27,618,672
          International           24,408,464     18,472,945     10,238,633
                                 -----------     ----------     ----------
                                 $50,384,944     47,810,401     37,857,305
                                 ===========     ==========     ==========


(12)  RELATED PARTY TRANSACTIONS

     Included in assets is an unsecured note receivable from an officer of the Company. This receivable approximated $386,000 and $688,000 as of December 31, 1995 and 1994, respectively. The note bears interest at 9.5% per annum and is due in June 1996. The note is primarily for various personal activities and certain relocation allowances. On
     March 4, 1996, the officer paid the balance of the note in full.

     Included in liabilities are notes payable to an officer of the Company and to a corporation in which an officer is the chief executive officer. These payables approximated $1,209,000 and $421,000 as of December 31, 1995 and 1994, respectively. The notes bear interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and are due June 30, 1996, or on demand. The Company paid the balance of these notes in full on January 25, 1996. Also included in liabilities is a note payable of approximately $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

     During 1992, the Company entered into a lease arrangement with an entity controlled by an officer of the Company for rental of an aircraft to provide transportation between Company facilities for corporate purposes. The minimum rental through December 31, 1993 was $95,000 per month. In January 1994 this lease was renegotiated to a month-to-month arrangement with a monthly rent of $74,000 during 1994. Rent expense for 1995, 1994 and 1993 was $900,000, $888,000, and $1,260,000, respectively. In February
     1995, the Company received a credit voucher from the carrier for $800,000. This amount represents payments made during 1994 in excess of actual rent and has been included in other current assets at December 31, 1994.
     At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The lease arrangement was terminated effective December 31, 1995.

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan for all U.S. employees. After six months of service, employees become eligible to participate in the Plan. Participants may contribute to the plan up to 20% of their compensation annually, subject to the limitations in the Internal Revenue Code. The Company can match contributions equal to 10% of each participant's contribution, limited to 5% of the participant's compensation. The participants are 100% vested in their own contributions and vesting in the Company's contributions is based on years of credited service. Participants become 100% vested after five years of credited service. The Company's contributions to the plan amounted to $0, $0, and $96,519 for the years ended December 31, 1995, 1994, and 1993, respectively.

     Effective January 1, 1990, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Employees in active employment on January 1, 1990 were immediately eligible. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants share in the cost of the plan by making contributions of 3% to 5% of the pension basis. The funding policy is to pay the accrued pension contribution currently. Contributions to the defined benefit pension plan approximated $75,000, $49,000, and $55,000 for the years ended December 31,1995, 1994, and 1993, respectively.

     Effective February 1, 1990, a certain subsidiary adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, employees become eligible to participate in the plan and may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 200% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $198,000, $144,000, and $77,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

     Effective January 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants share in the cost of the plan by making contributions of 2% to 3% of the pension basis. The funding policy is to pay the accrued pension contribution currently. Contributions to the defined benefit pension plan approximated $17,000, $14,000,and $15,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

     Effective February 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including additional pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to

                             INAMED CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) EMPLOYEE BENEFIT PLANS, CONTINUED

     retirement. Participants do not share in the cost of the plan.
     The funding policy is to pay the accrued pension contribution currently. The Company's contributions to the plan approximated $24,000, $10,000, and $12,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

     Effective July 1, 1992, a certain subsidiary adopted a Defined Contribution Plan for all employees. After six months of service, employees become eligible to participate in the plan. They may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 100% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $9,000, $7,000, and $6,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Effective July 1, 1993, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants do not share in the cost of the plan. The funding policy is to pay the accrued pension contribution currently. The Company's contributions to the plan approximated $15,000 and $12,000 for the years ended December 31, 1995 and 1994, respectively.

     Effective January 1, 1995, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. The Company contributes 7% of the employees' fixed salaries. The Company's contributions to the plan approximated $15,000 for the year ended December 31, 1995.

     Effective January 1, 1995, a certain subsidiary adopted a Defined Contribution Plan for non-production employees. Upon commencement of service, these employees become eligible to participate in the plan. They may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 10% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contribution to the plan approximated $17,000 for the year ended December 31, 1995.

(14)  LITIGATION

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

                         INAMED CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) LITIGATION, CONTINUED

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

     At December 31, 1995, the Company's reasonable estimate of its liability to fund the Revised Settlement Program is a range between $9.1 million, the original estimate as noted above, and $50 million, with no amount within the range a better estimate. Due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the PNC, as well as a lack of information related to the total claims, the financial statements do not reflect any additional provision for the litigation settlement.

     The Company has opposed the plaintiffs' claims in these complaints and other similar actions, and continues to deny any wrongdoing or liability to the plaintiffs of any kind. However, the extensive burdens and expensive litigation the Company would continue to incur related to these matters prompted the Company to work toward and enter into the Revised Settlement Agreement which insures a more satisfactory method of resolving claims of women who have received the Company's breast implants.

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

                         INAMED CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) LITIGATION, CONTINUED

     The Company was a defendant with 3M in a case involving three plaintiffs in Houston, Texas, in March 1994, in which the jury awarded the plaintiffs $15 million in punitive damages and $12.9 million in damages plus fees and
     costs.   However, the decision was reversed in March 1995 resulting in no financial responsibility on the part of the Company.

(15) COMMITMENTS AND CONTINGENCIES

     The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense for the years ended December 31, 1995, 1994 and 1993 aggregated $4,927,677, $4,913,327, and
     $4,040,430,  respectively.

Minimum lease commitments under all noncancelable leases as of December 31, 1995 are as follows:

          Year ending December 31:
          1996                         $ 3,068,534
          1997                           1,831,633
          1998                           1,548,876
          1999                           1,291,402
          2000                           1,086,974
          Thereafter                     9,899,150
                                       -----------
                                       $18,726,569
                                       ===========
(16) SALE OF SUBSIDIARIES

     As of August 31, 1993, the Company announced the sale of its wholly-owned subsidiary, Specialty Silicone Fabricators, Inc. (SSF), a manufacturer of silicone components for the medical device industry with production facilities in Paso Robles, California. The sale included SSF's wholly-owned subsidiary, Innovative Surgical Products, Inc. located in Santa Ana, California, which assembles, packages and sterilizes products for other medical device companies. The Company received total consideration of approximately $10.8 million from the buyer, Innovative Specialty Silicone Acquisition Corporation (ISSAC), a private investment group which included certain members of SSF's management.

     The consideration consisted of $2.7 million in cash, the forgiveness of $2.2 million in intercompany notes due to SSF, and $5.9 million in structured notes with various terms, due through August 31, 2003. The notes bear interest ranging from 6% to 10% per annum and have been reflected on the balance sheet net of a discount of $643,663 and settlement of certain intercompany amounts totaling approximately $957,000. The notes are collateralized by all of the assets of ISSAC. The Company has filed a UCC1 and its position is subordinated only to that of ISSAC's primary lender.

     At December 31, 1995, the current portion due from ISSAC under the terms of the note agreement is in dispute. The Company has classified all current amounts due as long-term and an estimated provision for credit loss has been provided for in the financial statements.

(17) SUBSEQUENT EVENT

     In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million is held in an escrow account to be released upon the granting and court approval of mandatory class certification. At December 31, 1995 proceeds of approximately $500,000 were received and classified as a current liability. The notes are collateralized by all the assets of the Company.

     The notes become convertible into shares of common stock at the option of the noteholders on April 22, 1996. The conversion rate is one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class.

     Under the terms of the note agreement, the Company may obtain up to $5 million in structured debt or make an equity offering without restriction. However, the terms of the note agreement restrict the Company's ability to make a debt offering.

                         INAMED CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)

          The following is a summary of selected quarterly financial data for 1995 and 1994:


                                                     Quarter
                              ---------------------------------------------------------
                                 First           Second          Third        Fourth
                               ----------       ----------     ----------    ----------
Net Sales:
     1995                      21,744,875       24,112,600     18,279,111    17,488,995
     1994                      16,896,056       21,978,104     20,911,167    20,600,015
Gross Profit:
     1995                      15,410,563       16,431,581     11,439,933     8,187,721
     1994                      10,476,412       14,664,187     14,085,793    14,894,492
Net Income (loss):
     1995                       1,140,496        2,744,448     (2,592,588)   (8,185,417)
     1994                       1,271,942        1,710,309      1,004,409    (1,240,349)
Net Income (loss) per share:
     1995                             .15              .36           (.34)        (1.08)
     1994                             .17              .23            .14          (.17)
                                ========================================================


SIGNIFICANT FOURTH QUARTER ADJUSTMENTS, 1995

     During the fourth quarter of the year ended December 31, 1995, significant adjustments to the results of operations were as follows:


         Provision for income taxes           $(4,162,607)
         Provision for doubtful accounts
           and returns and allowances           1,424,734
         Compensation expense                     891,200
                                      - 48 -

                         INAMED CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED), CONTINUED

Significant Fourth Quarter Adjustments, 1994

     During the fourth quarter of the year ended December 31, 1994, significant adjustments to the results of operations were as follows:

     Provision for income taxes                  $(3,396,858)
     Provision for doubtful accounts and
       returns and allowances                        546,054
     Provision for inventory obsolescence            221,590
     Provision for product liability               1,123,605
     Rental expense                                 (800,000)
     Royalty income                                 (325,301)
     Compensation expense                            187,500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.

          Not applicable.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names of the directors and executive officers of the Company, together with their ages and positions. There are no family relationships among these directors and officers.


     Name                   Age       Position
     -----                 ----       --------

     Donald K. McGhan       62      Chairman of the Board
                                    and President

     Michael D. Farney      52       Chief Executive Officer,
                                     Chief Financial Officer,
                                     Treasurer and Secretary

DONALD K. MCGHAN

          Mr. McGhan has served as Chairman of the Board of INAMED since October 1985 and President of INAMED since January 1987. He served as Chief Executive Officer of INAMED from April 1987 until June 1992. He is also Chairman of the Board of McGhan Medical Corporation, INAMED Development Company, BioEnterics Corporation, Biodermis Corporation, Bioplexus Corporation, Flowmatrix Corporation, Medisyn Technologies Corporation, McGhan Limited, INAMED B.V., INAMED B.V.B.A., INAMED GmbH., INAMED S.R.L., INAMED Ltd., INAMED, S.A., INAMED SARL, INAMED Japan, and INAMED Medical Group (Japan).

MICHAEL D. FARNEY

          Mr. Farney has served as Chief Financial Officer and Treasurer of INAMED since April 1987. He was appointed Chief Executive Officer and Secretary of INAMED Corporation in 1992. He also serves as Chief Executive Officer and Chief Financial Officer of McGhan Medical Corporation, INAMED Development Company, BioEnterics Corporation, Biodermis Corporation, Bioplexus Corporation, Flowmatrix Corporation, Medisyn Technologies Corporation, McGhan Limited, INAMED B.V., INAMED B.V.B.A., INAMED GmbH., INAMED S.R.L., INAMED Ltd., INAMED, S.A., and INAMED SARL. He is also a Director of INAMED Japan and INAMED Medical Group (Japan).

ITEM 11.  EXECUTIVE COMPENSATION.

          The Company has no standing Compensation Committee of the Board of Directors.

          The Company believes that executive compensation should be closely related to the value delivered to shareholders. This belief has been adhered to by developing incentive pay programs which provide competitive compensation and reflect Company performance. Both short-term and long-term incentive compensation are based on Company performance and the value received by shareholders.

COMPENSATION PHILOSOPHY

          In designing its compensation program, the Company follows its belief that compensation should reflect the value created for shareholders while supporting the Company's strategic business goals. In doing so, the compensation programs reflect the following themes:

               -    Compensation should encourage increased stockholder value.

               - Compensation programs should support the short and long-term strategic business goals and objectives of the Company.

               - Compensation programs should reflect and promote the Company's values, and reward individuals for outstanding contributions toward business goals.

               - Compensation programs should enable the Company to attract and retain highly qualified professionals.

COMPENSATION MAKE-UP AND MEASUREMENT

          The Company's executive compensation is based on three components, base salary, short-term incentives and long-term incentives, each of which is intended to serve the overall compensation philosophy.

BASE SALARY

          The Company's salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance of the Company, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

SHORT-TERM INCENTIVES

          At the start of each fiscal year, target levels of pre-tax profits and revenue growth are established by senior management of the Company during the budgeting process and approved by the Board of Directors. An incentive award opportunity is established for each employee based on the employee's level of responsibility, potential contribution, the success of the Company and competitive conditions. Generally, approximately 25% of an executive's potential bonus relates to his or her achievement of personal objectives and 75% relates to the Company's achievement of its pre-tax profit and revenue goals.

          The employee's actual award is determined at the end of the fiscal year based on the Company's achievement of its pre-tax profit and revenue goals and an assessment of the employee's individual performance, including achievement of personal objectives. This ensures that individual awards reflect an individual's specific contributions to the success of the Company.

          Stock options are granted from time to time to reward key employees' contributions. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability. Options are granted at an in-the-money option price of $1.45 per share, and will increase in value if the Company's stock price increases above that price. An in-the-money option is an option which has an exercise price for the common stock which is lower than the fair market value of the common stock on a specified date. Generally, grants of options vest over seven years and employees must be employed by the Company for such options to vest.

EMPLOYMENT, SEVERANCE, AND CHANGE OF CONTROL AGREEMENTS

          The Company has entered into employment agreements with a number of key personnel for various contract periods. Each of the contracts grants the Board of Directors of the Company the right to increase the employee's base salary and provides for other specified forms of compensation.

STOCK OPTION PLANS

          In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the 1984 plan). Under the terms of the plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. 80,000 options were granted under this plan during 1995.

          In 1986, the Company adopted an incentive and nonstatutory stock option plan (the 1986 plan). Under the terms of the plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under this plan during 1995.

          STOCK AWARD PLAN

          In 1987, the Board of Directors adopted a stock award plan (the 1987 plan) whereby 300,000 shares of the Company's common stock were reserved for issuance to selected employees of the Company. The plan was adopted to further the Company's growth, development and financial success by providing additional incentives to employees by rewarding them for their performance and providing them the opportunity to become owners of common stock of the Company, and thus to benefit directly from its growth, development and financial success. Shares are awarded under the plan to employees as selected by a committee appointed by the Board of Directors to administer the plan. Stock awards totaling 180,388 have been granted as of December 31, 1995.

STOCK APPRECIATION RIGHTS PLAN

          The Company has approved a stock appreciation rights (SAR) plan whereby key employees may be issued cash or common stock based on the increase in the stock value. The plan was adopted in 1988 by the Board of Directors. As of December 31, 1992, 500,000 shares had been granted under the SAR. At December 31, 1995 and during the year then ended, there were no SARs which were outstanding.

SUMMARY COMPENSATION TABLE

          The following table sets forth information with respect to the compensation of the Company's executive officers for services in all capacities to the Company in 1993, 1994 and 1995:

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION                -------------
                                  ----------------------------------------------     STOCKS
                                                                       OTHER      OPTION/SARs      ALL OTHER
                                                                       ANNUAL        GRANTED      COMPENSATION
NAME AND PRINCIPAL POSITiON       YEAR        SALARY         BONUS   COMPENSATION   (IN SHARES)       (2)
- ---------------------------       ----        --------      ------   ------------   -----------   -----------
Donald K. McGhan                  1995        $299,676         --         --            --            --
Chairman and President            1994         253,187         --         --            --            --
                                  1993         276,104       510,100      --            --           1,745


Michael D. Farney                 1995         245,165       714,227      --            --            --
Chief Executive Officer,          1994         207,354          --        --            --            --
Chief Financial Officer,          1993         226,104       405,900      --            --           1,745
and Secretary

Gerald L. Ehrens (1)              1995            --            --        --            --            --
Chief Operating Officer           1994         141,795          --        --            --            --
                                  1993         201,104       121,689      --            --           1,745

_________________

(1) Mr. Ehrens commenced employment with the Company on May 1, 1992 , and terminated employment with the Company in September of 1994.

(2) During 1993 the Company made matching contributions to the employee savings plan under Section 401(k) of the Internal Revenue Code in the
     following amounts:   Mr. McGhan, $1,745; Mr. Farney, $1,745; Mr. Ehrens,
     $1,745.

TABLE OF STOCK OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

     Not applicable.

COMPARISON OF TOTAL SHAREHOLDER RETURN

     The following graph sets forth the Company's total shareholder return as compared to the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index over the period from December 31, 1990 until December 31, 1995. The total shareholder return assumes $100 invested at December 31, 1990 in the Company's Common Stock, the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index. It also assumes reinvestment of all dividends.

                     COMPARISON OF 5-YEAR CUMULATIVE RETURN

                         1990      1991      1992      1993      1994      1995
                         ----      ----      ----      ----      ----      ----
Inmaed Corp.             100       156       131       138       163       444
S&P Medical Products     100       164       140       107       127       214
Nasdaq Composite         100       161       187       214       210       297


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information as to the shares of common stock owned as of March 28, 1996, by (i) each person who, insofar as the Company has been able to ascertain, beneficially owned more than five percent of the outstanding common stock of the Company, (ii) each director, and (iii) all the directors and officers as a group. Unless otherwise indicated in the footnotes following the table and subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned.

     Name of Beneficial
     Owner or Identity                      Number       Percent
     of Group(1)                           of Shares     of Class
     ---------------                        ---------    --------
     Donald K. McGhan                       1,221,829(2)   16.1%
     Michael D. Farney                        344,285       4.5%
     All officers and directors as a group  1,566,114      20.6%

- ----------------
     (1) Unless otherwise noted, the business address of all individuals listed in the table is 3800 Howard Hughes Parkway, Suite 900, Las Vegas, Nevada 89109.

     (2) Includes 207,310 shares of common stock owned by Shirley M. McGhan, the wife of Donald K. McGhan, as to which Mr. McGhan disclaims beneficial ownership; 107,935 shares owned by a corporation of which Mr. McGhan is the president; and 270,980 shares owned by a limited partnership of which Mr. McGhan is the general partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Included in assets is a note receivable from an officer of the Company. The total amount of this receivable approximated $386,000 and $688,000 as of December 31, 1995 and 1994, respectively. The note bears interest ranging from 8% to 10% per annum and is due in June, 1996. On March 4, 1996, the officer paid the balance of the note in full.

          Included in liabilities are notes payable to an officer and to a corporation in which an officer is the chief executive officer. These payables approximated $1,209,000 and $421,000 as of December 31, 1995 and 1994, respectively. The notes bear interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and are due June 30, 1996, or on demand. The Company paid these notes in full on January 25, 1996. Also included in liabilities is a note payable of $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

     During 1995, the Company incurred fees in the amount of $900,000, or $75,000 per month, for services rendered by an entity controlled by an officer/director of the Company. In February 1995, the Company received a credit voucher from this entity for $800,000. This amount represented payments made during 1994 in excess of actual rent and was included in other current assets at December 31, 1994. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The lease arrangement was terminated effective December 31, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    CONSOLIDATED FINANCIAL STATEMENTS:                        PAGE(S)
          ---------------------------------                         ------
          Report of Independent Accountants                           26
          Consolidated Balance Sheets as of
               December 31, 1995, and 1994                           27-28
          Consolidated Statements of Operations for the
               years ended December 31, 1995, 1994 and 1993           29
          Consolidated Statements of Stockholders'
               Equity for the years ended December 31,
               1995, 1994, and 1993                                   30
          Consolidated Statements of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993          31-33
          Notes to Consolidated Financial Statements                 34-51

(a)(2)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts             59

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)     EXHIBITS:

      3.1  Registrant's Articles of Incorporation
      3.2  Registrant's Bylaws
     10.1  Stock Option Plan, together with form of
                Incentive Stock Option Agreement and
                Nonstatutory Stock Option Agreement
     10.2  Stock Award Plan
     10.3  Non-Employee Directors' Stock Option Plan
     21    Registrant's Subsidiaries
     23.1  Consent of Independent Accountants
     27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

     None

                                    SCHEDULE II

                         INAMED CORPORATION AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

                     Years ended December 31, 1995, 1994 and 1993

                                       Beginning                                      End of
                                       of period                                      period
Description                             balance        Additions     Deductions       balance
                                       ----------     ----------     ----------     -----------
Year ended December 31, 1995:
      Allowance for returns             5,346,885         329,364         --           5,676,249
      Allowance for doubtful
         accounts                         678,942         376,182       90,196           964,928
      Allowance for obsolescence          450,730         600,847      292,215           759,362
      Valuation allowance for
          deferred tax assets           5,000,080       2,376,994         --           7,377,074
      Self-insurance accrual            1,291,605           9,000      169,973         1,130,632
      Allowance for doubtful notes           --         1,066,958         --           1,066,958

Year ended December 31, 1994:
     Allowance for returns              4,807,675          585,885      46,675         5,346,885
     Allowance for doubtful
         accounts                         333,321          454,380     108,759           678,942
     Allowance for obsolescence              --            450,730        --             450,730
     Valuation allowance for
         deferred tax assets            5,606,666             --       606,586         5,000,080
     Self-insurance accrual             1,293,236             --         1,631         1,291,605

Year ended December 31, 1993:
     Allowance for returns              5,033,218          494,736     720,279         4,807,675
     Allowance for doubtful
         accounts                         208,187          272,771     147,637           333,321
     Valuation allowance for
         deferred tax assets                 --          5,606,666        --           5,606,666
     Self-insurance accrual             1,960,132          157,000     823,896         1,293,236



                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INAMED CORPORATION



                                             By /s/ MICHAEL D. FARNEY
                                                -------------------------------
                                                 Michael D. Farney
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

/s/ DONALD K. MCGHAN           Chairman of the Board and President       March 29, 1996
- -------------------------
   Donald K. McGhan



/s/ MICHAEL D. FARNEY           Chief Executive Officer, Chief           March 29, 1996
- -------------------------       Financial Officer, Treasurer
  Michael D. Farney             and Secretary
                                (Principal Financial and Accounting Officer)


                  SUBSIDIARIES OF INAMED CORPORATION

                                           State/Country of
          Name                              Incorporation
          ----                             ----------------
     BIODERMIS CORPORATION                     Nevada
     BIODERMIS LTD.                            Ireland
     BIOENTERICS CORPORATION                   California
     BIOENTERICS LTD.                          Ireland
     BIOPLEXUS CORPORATION                     Nevada
     BIOPLEXUS LTD.                            Ireland
     CHAMFIELD LTD.                            Ireland
     CUI CORPORATION                           California
     FLOWMATRIX CORPORATION                    Nevada
     INAMED B.V.                               The Netherlands
     INAMED B.V.B.A.                           Belgium
     INAMED DEVELOPMENT COMPANY                California
     INAMED do BRASIL, LTDA                    Brazil
     INAMED GmbH                               Germany
     INAMED LTD.                               United Kingdom
     INAMED JAPAN                              Nevada
     INAMED MEDICAL GROUP                      Japan
     INAMED, S.A.                              Spain
     INAMED S.A.R.L.                           France
     INAMED S.R.L.                             Italy
     McGHAN LTD.                               Ireland
     McGHAN MEDICAL CORPORATION                California
     McGHAN MEDICAL  ASIA PACIFIC              Hong Kong
     MEDISYN TECHNOLOGIES CORPORATION          Nevada
     MEDISYN TECHNOLOGIES LTD.                 Ireland

                                                                 EXHIBIT 23.1


                         CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of INAMED Corporation on Form S-3 filed on March 29, 1996 (File
No. 33-     ) of our report dated March 28, 1996, on our audits of the consolidated financial statements and consolidated financial statement schedule of INAMED Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, which report is included in this Annual Report on Form 10-K.


                               /s/ Coopers & Lybrand L.L.P.


Las Vegas, Nevada
March 28, 1996