Form 10-Q/A
period 1995-09-30
INAMED CORP
filed 1996-04-04
CIK 109831

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C. 20549

                              -------------------------


                                     FORM 10-Q/A-1


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

                           This document contains 3 pages.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INAMED CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                             (UNAUDITED)
                                          SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                          ------------------        -----------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-
  term debt                              $      21,715               $     176,910
  Notes payable to bank                      1,795,543                   1,795,721
  Related party notes payable                1,084,814                     970,610
  Accounts payable                          16,289,799                  15,780,050
  Accrued liabilities:
     Salaries and wages                      5,972,023                   2,251,275
     Interest                                  566,338                     567,365
     Self-insurance                          1,237,032                   1,291,605
     Stock option compensation                  68,714                      68,714
     Other                                   2,990,602                   3,593,024
  Royalties payable                          1,975,580                   1,053,888
  Income taxes payable                       4,349,931                   4,960,352
  Deferred income taxes                        109,995                     335,777
                                          ------------                ------------

      Total current liabilities             36,462,086                  32,845,291
                                          ------------                ------------
Long-term debt, excluding current
   installments                                 39,325                      50,801



Deferred grant income                        1,026,595                     931,387

Deferred income taxes                          945,067                     352,115

Litigation settlement                        9,152,000                   9,152,000

Net stockholders' equity:
    Common stock, $0.01 par value
       Authorized 20,000,000 shares;
       issued and outstanding 7,677,617         76,776                      74,662
    Additional paid-in capital              10,071,635                   9,699,345
    Cumulative translation adjustment          997,719                     437,683
    Accumulated deficit                     (4,440,507)                 (5,732,863)
                                          ------------                ------------

      Net stockholders' equity               6,705,623                   4,478,827


  Commitments and contingencies           ------------                -------------

                                         $  54,330,696               $  47,810,401
                                          ------------                ------------
                                          ------------                ------------


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



Dated: April 3, 1996
       ---------------------------