Form 10-K405/A
period 1995-12-31
INAMED CORP
filed 1996-04-30
CIK 109831

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ________________________________

                                   FORM 10-K/A

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

     The aggregate market value of voting stock held by non-affiliates as of March 28, 1996, was $72,434,436.

        On March 28, 1996 there were 7,602,317 shares of Common Stock outstanding.

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

          The Company's common stock is traded in the over-the-counter market and was listed on NASDAQ beginning in June 1986. The Company's common stock also began trading on the Pacific Stock Exchange on December 1, 1987. On March 28, 1996, the Company had 869 stockholders of record.

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

                                             INAMED CORPORATION



                                             By /s/ MICHAEL D. FARNEY
                                                -------------------------------
                                                 Michael D. Farney
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

/s/ DONALD K. MCGHAN           Chairman of the Board and President       April 29, 1996
- -------------------------
   Donald K. McGhan



/s/ MICHAEL D. FARNEY           Chief Executive Officer, Chief           April 29, 1996
- -------------------------       Financial Officer, Treasurer
  Michael D. Farney             and Secretary
                                (Principal Financial and Accounting Officer)
