Form 10-Q
period 1996-03-31
INAMED CORP
filed 1996-05-15
CIK 109831

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                           ---------------------

                                 FORM 10-Q

       FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996             COMMISSION FILE NUMBER: 0-7101

                           ---------------------

                             INAMED CORPORATION

State of Incorporation:  Florida                        I.R.S. Employer
                                                Identification No.:  59-0920629

      3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                     Telephone Number:  (702) 791-3388

                           ---------------------

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

                           ---------------------

On March 31, 1996 there were 7,602,317 Shares of the Registrant's Common Stock Outstanding.


                    This document contains 15 pages.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                    INAMED CORPORATION AND SUBSIDIARIES

                                FORM 10-Q

                       Quarter Ended March 31, 1996



                           TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                      3

            Unaudited Consolidated Income Statements                         5

            Unaudited Consolidated Statements of Cash Flows                  6

            Notes to the Unaudited Consolidated
            Financial Statements                                             8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12


PART II -   OTHER INFORMATION                                               14

PART I.     FINANCIAL INFORMATION

ITEM 1.
                     INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                     March 31, 1996  December 31, 1995
                                                     --------------  -----------------
     Assets
     ------
Current assets:
  Cash and cash equivalents                           $18,525,773       $ 2,807,327
  Trade accounts receivable, net of allowance for
     doubtful accounts  and returns and allowances
     of $6,543,068 at March 31, 1996 and
     $6,641,177 at December 31, 1995                   11,656,286        10,470,375
  Notes receivable - trade                                179,476           157,534
  Related party notes receivable                            2,566           385,508
  Inventories                                          18,713,112        17,695,847
  Prepaid expenses and other current assets             1,581,643         1,825,213
  Income tax refund receivable                            112,300            95,580
  Deferred income taxes                                 2,012,592         2,014,589
                                                      -----------       -----------
       Total current assets                            52,783,748        35,451,973
                                                      -----------       -----------
Property and equipment, at cost:
  Machinery and equipment                               9,067,846         8,923,564
  Furniture and fixtures                                3,778,009         3,714,717
  Leasehold improvements                                7,751,614         7,567,208
                                                      -----------       -----------
                                                       20,597,469        20,205,489
  Less accumulated depreciation
     and amortization                                  (9,776,123)       (9,234,166)
                                                      -----------       -----------
     Net property and equipment                        10,821,346        10,971,323
                                                      -----------       -----------
Notes receivable, net of allowance of $1,066,958
     at March 31, 1996 and December 31, 1995            2,043,816         2,047,535

Intangible assets, net                                  1,622,774         1,658,926

Other assets, at cost                                     381,830           255,187
                                                      -----------       -----------
Total assets                                          $67,653,514       $50,384,944
                                                      -----------       -----------
                                                      -----------       -----------

                                 (continued)

The Notes to Financial Statements are an integral part of this statement.

                     INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                     March 31, 1996  December 31, 1995
                                                     --------------  -----------------
  Liabilities and Stockholders' (Deficit) Equity
  ----------------------------------------------
Current liabilities:
  Current installments of long-term debt              $    38,847        $    51,735
  Notes payable to bank                                 1,113,656          1,273,476
  Related party notes payable                              63,044          1,759,417
  Accounts payable                                     13,182,560         20,093,073
  Accrued liabilities:
     Salaries, wages, and payroll taxes                 3,808,488          9,559,348
     Interest                                           1,487,129          1,609,947
     Self-insurance                                     1,108,632          1,130,632
     Stock option compensation                             68,714             68,714
     Other                                              1,242,060          2,200,860
  Royalties payable                                     2,328,314          1,430,115
  Income taxes payable                                    798,607          1,812,818
  Deferred income taxes                                    93,624             10,065
                                                     ------------       ------------
       Total current liabilities                       25,333,675         41,000,200
                                                     ------------       ------------
Long-term debt, excluding current installments             76,552             89,437

Deferred grant income                                   1,080,611          1,114,735

Deferred income taxes                                     120,928            239,177

Litigation settlement                                   9,152,000          9,152,000

Convertible notes payable                              35,000,000            493,511

Commitments and contingencies

Stockholders' (deficit) equity:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 7,602,317                      76,024             76,027
  Additional paid-in capital                            9,960,175          9,963,635
  Cumulative translation adjustment                       746,426            882,146
  Accumulated deficit                                 (13,892,877)       (12,625,924)
                                                     ------------       ------------
      Stockholders' (deficit) equity                   (3,110,252)        (1,704,116)
                                                     ------------       ------------
Total liabilities and stockholders'
(deficit) equity                                     $ 67,653,514       $ 50,384,944
                                                     ------------       ------------
                                                     ------------       ------------

The Notes to Financial Statements are an integral part of this statement.

                     INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                 (UNAUDITED)

                                                            Three Months    Three Months
                                                                Ended          Ended
                                                           March 31, 1996  March 31, 1995
                                                           --------------  --------------
Net sales                                                   $20,402,033      $21,744,875
Cost of goods sold                                            7,772,723        6,334,312
                                                            -----------      -----------
     Gross profit                                            12,629,310       15,410,563
                                                            -----------      -----------
Operating expenses:
  Marketing                                                   5,947,051        5,381,079
  General and administrative                                  6,431,668        7,608,602
  Research and development                                    1,175,973        1,066,375
                                                            -----------      -----------
     Total operating expenses                                13,554,692       14,056,056
                                                            -----------      -----------
     Operating income (loss)                                   (925,382)       1,354,507
                                                            -----------      -----------
Other income (expense):
  Interest income                                               277,770          356,647
  Interest expense                                             (853,874)        (128,743)
  Foreign currency transaction gains (losses)                   (94,000)         263,743
  Miscellaneous income                                          143,174          119,211
                                                            -----------      -----------
     Net other income (expense)                                (526,930)         610,858
                                                            -----------      -----------
     Income (loss) before income tax expense (benefit)       (1,452,312)       1,965,365

Income tax expense (benefit)                                   (185,359)         824,869
                                                            -----------      -----------
     Net income (loss)                                      $(1,266,953)     $ 1,140,496
                                                            -----------      -----------
                                                            -----------      -----------
Net income (loss) per share of common stock                       $(.17)            $.15
                                                            -----------      -----------
                                                            -----------      -----------
Weighted average common shares outstanding                    7,602,431        7,491,821
                                                            -----------      -----------
                                                            -----------      -----------

   The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                   Three Months ended March 31, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                                                1996            1995
                                                           ------------     -----------
Cash flows from operating activities:
  Net income (loss)                                        $ (1,266,953)    $ 1,140,496
                                                           ------------     -----------
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation of property and equipment                        496,522         758,659
  Amortization of intangible assets                              36,006          77,699
  Deferred income taxes                                         (29,782)        358,633
  Changes in assets and liabilities:
     Trade accounts receivable                               (1,251,235)     (2,215,168)
     Notes receivable                                           (59,839)        417,166
     Inventories                                             (1,196,717)     (1,310,035)
     Prepaid expenses and other current assets                  223,745         967,447
     Income tax refund receivable                               (18,545)          1,840
     Other assets                                              (126,954)        (10,105)
     Accounts payable                                        (6,868,324)     (2,029,370)
     Accrued salaries, wages and payroll taxes               (5,716,087)      2,680,724
     Accrued interest                                          (122,818)             --
     Accrued self-insurance                                     (22,000)      1,006,027
     Other accrued liabilities                                 (950,646)       (935,272)
     Royalties payable                                          898,199         (69,497)
     Income taxes payable                                    (1,010,902)        332,878
                                                           ------------     -----------

     Total adjustments                                      (15,719,377)         31,626
                                                           ------------     -----------
     Net cash provided by
         (used in) operating activities                     (16,986,330)      1,172,122
                                                           ------------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                          (521,259)     (1,314,472)
                                                           ------------     -----------
  Net cash used in investing activities                        (521,259)     (1,314,472)
                                                           ------------     -----------

                                  (continued)

   The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                   Three Months ended March 31, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                                                1996            1995
                                                             -----------       ---------
Cash flows from financing activities:
  Increases in notes payable and long-term debt              $34,506,489       $      --
  Principal repayment of notes payable
     and long-term debt                                         (157,958)       (472,651)
  (Increase) decrease in related party receivables               382,942        (166,611)
  Increase (decrease) in related party payables               (1,696,373)            896
  Net change in deferred grant income                            (16,394)        (18,629)
  Repurchases and retirements of common stock                     (3,463)             --
  Issuance of common stock                                            --          84,500
  Cash overdraft                                                      --         348,782
                                                             -----------       ---------
     Net cash provided by (used in)
          financing activities                                33,015,243        (223,713)
                                                             -----------       ---------
     Effect of exchange rate changes on cash                     210,792        (307,888)
                                                             -----------       ---------
     Net increase (decrease) in cash
          and cash equivalents                                15,718,446        (673,951)

Cash and cash equivalents at beginning of period               2,807,327         673,951
                                                             -----------       ---------
Cash and cash equivalents at end of period                   $18,525,773       $      --
                                                             -----------       ---------
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
     Interest                                                $    43,771       $ 139,874
                                                             -----------       ---------
                                                             -----------       ---------
     Income taxes                                            $ 1,150,437       $ 382,998
                                                             -----------       ---------
                                                             -----------       ---------

Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents.

  The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

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

    Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on Form 10-K.


NOTE 2  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

THE COMPANY

    INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products;
Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, INAMED, S.A., a Spanish corporation, INAMED do Brazil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, and McGhan Medical Asia Pacific, a Hong Kong corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.
                                      -8-

                      INAMED CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

NET INCOME PER SHARE

    Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded since their inclusion would immaterially affect the calculation or would be antidilutive.

RECLASSIFICATION

    Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.

NOTE 3  -  INVENTORIES

    Inventories are summarized as follows:

                                    March 31, 1996      December 31, 1995
                                    --------------      -----------------
          Raw materials              $ 2,842,637           $ 2,513,862
          Work in process              4,526,526             3,773,579
          Finished goods              11,853,924            12,167,768
                                     -----------           -----------

                                      19,223,087            18,455,209
          Less allowance for
               obsolescence             (509,975)             (759,362)
                                     -----------           -----------
                                     $18,713,112           $17,695,847
                                     -----------           -----------
                                     -----------           -----------

NOTE 4 - CONVERTIBLE NOTES PAYABLE

    In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes.

    The notes become convertible into shares of common stock at the option of the noteholders on April 22, 1996. The conversion rate is one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class. In April 1996 the Company completed the registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements.

    Under the terms of the note agreement, the Company may obtain up to $5 million in structured debt or make an equity offering without restriction. However, the terms of the note agreement restrict the Company's ability to make a debt offering.

                      INAMED CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Note 5  -  Commitments and Contingencies

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

                      INAMED CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

    At March 31, 1996, the Company's reasonable estimate of its liability to fund the Revised Settlement Program is a range between $9.1 million, the original estimate as noted above, and $50 million, with no amount within the range a better estimate. Due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the PNC, as well as a lack of information related to the total claims, the financial statements do not reflect any additional provision for the litigation settlement.

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    Net sales as an aggregate were $20.4 million during the first three months of 1996 which represents a 6% decrease from the first three months of 1995. Domestic sales growth was adversely affected during the first three months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates the market growth, continued increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1996.

    Gross profit was 62% of net sales for the first three months of 1996 compared to 71% for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

    Marketing expense as a percentage of net sales was 29% in the first three months of 1996, compared to 25% for the first three months of 1995. This increase is primarily due to the domestic demand for product in excess of current production capabilities, which has required marketing personnel to expend greater efforts in managing the placement of inventory in the field.

    General and administrative expenses as a percentage of net sales were 32% in the first three months of 1996 compared to 35% in the first three months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

    Research and development expenses increased from $1,066,375 in the first quarter of 1995 to $1,175,973 in the first quarter of 1996, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 5% in the first three months of 1995 and 6% in the first three months of 1996. Diversification into other facets of medical devices through use of new technology remains a goal of the
Company.   R & D expenses are expected to increase throughout 1996 as the
Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.

    Interest expense increased for the first three months of 1996 in comparison with interest expense for the same period of 1995. This was primarily due to the interest incurred on the Company's convertible notes payable which were issued in January 1996.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

    Management anticipates strong market growth, continued increases in production capacity domestically and internationally, and expansion of the international sales force will contribute to a trend of sales growth throughout the remainder of 1996.

FINANCIAL CONDITION

    During the first three months of 1996 INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet increased international product needs, the Company has increased production of its products in Europe through expansion at its manufacturing plant in Ireland which supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share due to the use of direct sales methods rather than distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in ten international countries.

    The cash balance has increased since December 31, 1995, and the current ratio was 2.1 to 1 at March 31, 1996, compared to the ratio at December 31, 1995 of 0.9 to 1. The majority of the Company's cash flows in the first three months of 1996 were generated by the issuance of convertible notes as discussed in Note 4 to the financial statements, and by product sales. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

    In June of 1990, the Company established a $4.5 million comprehensive financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. The line of credit agreement expired August 31, 1993 and was extended through March 31, 1996. In January 1996, the obligation to the bank was satisfied.

    In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately 2.2 million Guilders and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on June 30, 1996. As of March 31, 1996, approximately 1.6 million Guilders had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

    The Company is actively working to establish a global banking relationship with goals to strengthen its consolidated financial position.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company is a defendant in breast implant litigation as discussed in Note 5 to the unaudited consolidated financial statements.

ITEMS 2. THROUGH 5.

            Not Applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (1) Form 8-K, dated January 23, 1996

            (2) Form 8-K, dated April 19, 1996

                               INAMED CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INAMED CORPORATION




                                        By  /s/Donald K. McGhan
                                            ----------------------------------
                                            Donald K. McGhan
                                            Chairman of the Board and President

Dated:          May 15, 1996
      -------------------------------