Form 10-Q
period 1996-06-30
INAMED CORP
filed 1996-08-14
CIK 109831

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                    FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1996               COMMISSION FILE NUMBER: 0-7101


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


                            -------------------------


On June 30, 1996 there were 7,991,650 Shares of the Registrant's Common Stock Outstanding.


                        This document contains 17 pages.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       INAMED CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                           Quarter Ended June 30, 1996


                                TABLE OF CONTENTS

                                                                            Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                         3

          Unaudited Consolidated Income Statements                            5

          Unaudited Consolidated Statements
          of Cash Flows                                                       7

          Notes to the Unaudited Consolidated
          Financial Statements                                                9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13


PART II - OTHER INFORMATION                                                  16

PART I.   FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                         (Unaudited)
                                                        June 30, 1996  December 31, 1995
                                                        -------------  -----------------
          Assets
          ------
Current assets:
   Cash and cash equivalents                             $ 19,211,287   $  2,807,327
   Trade accounts receivable, net of allowance for
      doubtful accounts  and returns and allowances
      of $5,840,408 at June 30, 1996 and
      $6,641,177 at December 31, 1995                      14,723,312     10,470,375
   Notes receivable - trade                                        --        157,534
   Related party notes receivable                                 507        385,508
   Inventories                                             18,180,128     17,695,847
   Prepaid expenses and other current assets                2,445,147      1,825,213
   Income tax refund receivable                               170,306         95,580
   Deferred income taxes                                    1,446,030      2,014,589
                                                         ------------    -----------

        Total current assets                               56,176,717     35,451,973
                                                         ------------    -----------

Property and equipment, at cost:
   Machinery and equipment                                  9,329,129      8,923,564
   Furniture and fixtures                                   3,808,608      3,714,717
   Leasehold improvements                                   8,123,450      7,567,208
                                                         ------------    -----------

                                                           21,261,187     20,205,489
   Less accumulated depreciation
      and amortization                                    (10,400,377)    (9,234,166)
                                                         ------------    -----------

      Net property and equipment                           10,860,810     10,971,323
                                                         ------------    -----------

Notes receivable, net of allowance of $1,066,958
      at June 30, 1996 and December 31, 1995                2,065,495      2,047,535

Intangible assets, net                                      1,510,502      1,658,926

Other assets, at cost                                         390,419        255,187
                                                         ------------    -----------

Total assets                                             $ 71,003,943    $50,384,944
                                                         ------------    -----------
                                                         ------------    -----------

                                   (continued)

   The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                         (Unaudited)
                                                        June 30, 1996  December 31, 1995
                                                        -------------  -----------------
 Liabilities and Stockholders' (Deficit)  Equity
 -----------------------------------------------
Current liabilities:
   Current installments of long-term debt                $     29,525   $     51,735
   Notes payable to bank                                      480,015      1,273,476
   Notes payable to others                                         --        493,511
   Related party notes payable                                     --      1,759,417
   Accounts payable                                        12,575,502     20,093,073
   Accrued liabilities:
      Salaries, wages, and payroll taxes                    2,877,719      9,559,348
      Interest                                              1,722,055      1,609,947
      Self-insurance                                        1,094,332      1,130,632
      Stock option compensation                                68,714         68,714
      Other                                                 1,090,376      2,200,860
   Royalties payable                                        2,356,045      1,430,115
   Income taxes payable                                     1,151,480      1,812,818
   Deferred income taxes                                       14,760         10,065
                                                         ------------   ------------

      Total current liabilities                            23,460,523     41,493,711
                                                         ------------   ------------

Long-term debt, excluding current installments                 30,872         89,437

Deferred grant income                                       1,136,914      1,114,735

Deferred income taxes                                         169,904        239,177

Litigation settlement                                       9,152,000      9,152,000

Convertible notes payable                                  34,560,000             --

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $0.01 par value.
      Authorized 20,000,000 shares;
      issued and outstanding 7,991,650                         79,917         76,027
   Additional paid-in capital                              13,397,733      9,963,635
   Cumulative translation adjustment                          743,223        882,146
   Accumulated deficit                                    (11,727,143)   (12,625,924)
                                                         ------------   ------------

      Stockholders' (deficit) equity                        2,493,730     (1,704,116)
                                                         ------------   ------------

Total liabilities and stockholders' (deficit) equity     $ 71,003,943   $ 50,384,944
                                                         ------------   ------------
                                                         ------------   ------------


    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                           Six Months     Six Months
                                                             Ended          Ended
                                                         June 30, 1996  June 30, 1995
                                                         -------------  -------------
Net sales                                                $ 48,261,533   $ 45,857,475
Cost of goods sold                                         15,703,743     14,015,331
                                                         ------------   ------------

      Gross profit                                         32,557,790     31,842,144
                                                         ------------   ------------

Operating expenses:
   Marketing                                               12,823,910     11,539,256
   General and administrative                              14,599,966     13,427,630
   Research and development                                 2,103,481      2,111,294
                                                         ------------   ------------

      Total operating expenses                             29,527,357     27,078,180
                                                         ------------   ------------

      Operating income                                      3,030,433      4,763,964
                                                         ------------   ------------

Other income (expense):
   Interest income                                            575,139        323,076
   Interest expense                                        (2,264,733)      (140,499)
   Royalty Income                                              94,766         27,978
   Foreign currency transaction gains (losses)               (180,062)       166,078
   Miscellaneous income                                       152,238        143,381
                                                         ------------   ------------

      Net other income (expense)                           (1,622,652)       520,014
                                                         ------------   ------------

      Income before income tax expense                      1,407,781      5,283,978

Income tax expense                                            508,999      1,399,034
                                                         ------------   ------------

      Net income                                         $    898,782    $ 3,884,944
                                                         ------------   ------------
                                                         ------------   ------------

Net income per share of common stock                     $       0.12    $      0.52
                                                         ------------   ------------
                                                         ------------   ------------

Weighted average common shares outstanding                  7,618,140      7,506,625
                                                         ------------   ------------
                                                         ------------   ------------


    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                          Three Months   Three Months
                                                             Ended          Ended
                                                         June 30, 1996  June 30, 1995
                                                         -------------  -------------
Net sales                                                 $27,859,500    $24,112,600
Cost of goods sold                                          7,931,020      7,681,019

      Gross profit                                         19,928,480     16,431,581
                                                         ------------   ------------

Operating expenses:
   Marketing                                                6,876,859      6,158,177
   General and administrative                               8,168,298      5,819,028
   Research and development                                   927,508      1,044,919
                                                         ------------   ------------

      Total operating expenses                             15,972,665     13,022,124
                                                         ------------   ------------

      Operating income                                      3,955,815      3,409,457
                                                         ------------   ------------

Other income (expense):
   Interest income (expense)                                  297,369        (33,571)
   Interest expense                                        (1,410,859)       (11,756)
   Royalty income                                              94,766         27,978
   Foreign currency transaction  losses                       (86,062)       (97,665)
   Miscellaneous income                                         9,064         24,170
                                                         ------------   ------------

      Net other expense                                    (1,095,722)       (90,844)
                                                         ------------   ------------

      Income before income taxes                            2,860,093      3,318,613

Income taxes                                                  694,358        574,165
                                                         ------------   ------------

      Net income                                         $  2,165,735   $  2,744,448
                                                         ------------   ------------
                                                         ------------   ------------

Net income per share of common stock                     $       0.28   $       0.36
                                                         ------------   ------------
                                                         ------------   ------------

Weighted average common shares outstanding                  7,633,848      7,521,265
                                                         ------------   ------------
                                                         ------------   ------------

    The Notes to Financial Statements are an integral part of this statement

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      Six Months ended June 30, 1996 and 1995

                  Increase (Decrease) in Cash and Cash Equivalents

                                                              1996           1995
                                                         -------------  -------------
Cash flows from operating activities:
   Net income                                            $    898,782   $  3,884,944
                                                         ------------   ------------

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation of property and equipment                   1,113,696      1,370,741
   Amortization of intangible assets                          148,453        155,183
   Deferred income taxes                                      506,443        342,629
   Changes in assets and liabilities:
      Trade accounts receivable                            (4,349,713)    (4,146,995)
      Notes receivable                                        135,282        311,125
      Inventories                                            (795,667)    (2,661,130)
      Prepaid expenses and other current assets              (638,122)       983,309
      Income tax refund receivable                            (77,330)        19,322
      Other assets                                           (135,738)        (7,321)
      Accounts payable                                     (7,489,332)       202,440
      Accrued salaries, wages and payroll taxes            (6,633,085)     3,933,283
      Accrued interest                                        112,108             --
      Accrued self-insurance                                  (36,300)        (3,973)
      Other accrued liabilities                            (1,097,057)    (1,078,689)
      Royalties payable                                       925,930        266,158
      Income taxes payable                                   (661,039)       330,834
                                                         ------------   ------------
      Total adjustments                                   (18,971,471)        16,916
                                                         ------------   ------------

      Net cash provided by
       (used in) operating activities                     (18,072,689)     3,901,860
                                                         ------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                     (1,167,638)    (2,857,898)
                                                         ------------   ------------

   Net cash used in investing activities                   (1,167,638)    (2,857,898)
                                                         ------------   ------------

                                   (continued)

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      Six Months ended June 30, 1996 and 1995

                  Increase (Decrease) in Cash and Cash Equivalents

                                                              1996           1995
                                                         -------------  -------------
Cash flows from financing activities:
   Increases in notes payable and long-term debt         $ 34,560,000   $    203,767
   Principal repayment of notes payable
      and long-term debt                                   (1,310,481)      (351,457)
   (Increase) decrease in related party receivables           385,001       (183,565)
   Increase (decrease) in related party payables           (1,759,417)        (3,858)
   Net change in deferred grant income                         23,783          4,069
   Repurchases and retirements of common stock                 (3,463)          (850)
   Issuance of common stock                                 3,441,451         29,500
   Cash overdraft                                                  --             --
                                                         ------------   ------------

      Net cash provided by (used in)
        financing activities                               35,336,874       (302,394)
                                                         ------------   ------------

      Effect of exchange rate changes on cash                 307,413       (355,450)
                                                         ------------   ------------

      Net increase in cash
        and cash equivalents                               16,403,960        386,118

Cash and cash equivalents at beginning of period            2,807,327        673,951
                                                         ------------   ------------

Cash and cash equivalents at end of period               $ 19,211,287   $  1,060,069
                                                         ------------   ------------

Supplemental disclosure of cash flow information:
   Cash paid during the six months for:
      Interest                                           $  1,134,405   $    163,811
                                                         ------------   ------------
                                                         ------------   ------------
      Income taxes                                       $  1,658,032   $    790,651
                                                         ------------   ------------
                                                         ------------   ------------

Disclosure of accounting policy:

          For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents.

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

THE COMPANY

     INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, INAMED, Mexico S.A. de C.V., a Mexican corporation, INAMED, S.A., a Spanish corporation, INAMED do Brazil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, and McGhan Medical Asia Pacific, a Hong Kong corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company for the purposes of financial reporting). All significant intercompany balances and transactions have been eliminated in consolidation.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded since their inclusion would immaterially affect the calculation or would be antidilutive.

RECLASSIFICATION

     Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.

NOTE 3  -  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
           RETURNS

     The provision for doubtful accounts and returns was reduced from $6,574,031 to $5,840,408 after an internal review concluded that actual bad debt from 1993 to the present amounts to just 0.16% of sales per year and that there is a decreasing trend in the return rate.

NOTE 4  -  INVENTORIES

     Inventories are summarized as follows:

                             June 30, 1996      December 31, 1995
                             -------------      -----------------
     Raw materials            $  2,885,365        $  2,513,862
     Work in process             4,763,204           3,773,579
     Finished goods             11,125,609          12,167,768
                              ------------        ------------
                                18,774,178          18,455,209
     Less allowance for
          obsolescence            (594,050)           (759,362)
                              ------------        ------------
                               $18,180,128        $ 17,695,847
                              ------------        ------------
                              ------------        ------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE

     In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes based on the Company receiving a mandatory non-opt certification by the Federal Court.

     The notes became convertible into shares of common stock at the option of the note holders on April 22, 1996. The conversion rate is one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class.
In April 1996 the Company completed the Form S-3 registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     In June 1996, the Company received a waiver from the note holders of a majority in principal amount of the notes relating to a covenant default under the indenture for the notes for the quarter ended March 31, 1996. In connection with the waiver, the company agreed to issue to the note holders additional shares of common stock equal to five percent (5%) of the shares issuable upon conversion of the notes. The issuance of the additional shares of common stock is scheduled to occur on January 10, 1997.


NOTE 6  -  COMMITMENTS AND CONTINGENCIES

     INAMED and/or its subsidiaries are defendants in numerous State court actions and a Federal class action in the United States District Court, Northern District of Alabama, Southern Division, under Chief Judge Sam C. Pointer, Jr., US District Court, regarding Master File No. C892-P-10000-S (Silicone Gel Breast Implants Product Liability Litigation MDL 926). The claims are for general and punitive damages substantially exceeding provisions made in the Company's consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will withstand the financial results of said litigation. The events described below are in chronological order.

     Several US based manufacturers negotiated a settlement with the Plaintiffs' Negotiating Committee ("PNC"), and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement") providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement provides for resolution of any existing or future claims, including claims for injuries not yet known, under any Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993. A fairness hearing for the non-mandatory class was held before Judge Pointer on August 18, 1994. On September 1, 1994, Judge Pointer gave final approval to the non-mandatory class action settlement.

     The Company was not originally a party to the Settlement Agreement. However, on April 8, 1994 the Company and the PNC reached an agreement which would join the Company into the Settlement. The agreement reached between the Company and the PNC added great value to the Settlement by enabling all plaintiffs and US based manufacturers to participate in the Settlement, and facilitating the negotiation of individual contributions by the Company, Minnesota Mining and Manufacturing Company ("3M"), and Union Carbide Corporation which total more than $440 million.

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

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


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

     At June 30, 1996, the Company's reasonable estimate of its liability to fund the Revised Settlement Program is a range between $9.1 million, the original estimate as noted above, and $50 million, with no amount within the range a better estimate. Due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants, and plaintiffs and combined with the current lack of information related to the substance of the claims, the financial statements do not reflect any additional provision for the litigation settlement.

     The Company has entered into a Settlement Agreement with health care providers by which the company, on or before December 17, 1996, will pay $1 million into the MDL Settlement Fund ("the Fund") to be administered by Edgar C. Gentle, III, Esq. ("the Fund Agent").

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

     Management's commitment to the Settlement does not alter the Company's need for complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class"). Therefore, the Company has petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rule of Civil Procedure. On July 11, 1996, the Company filed an appearance of counsel and status report on the INAMED Mandatory Class Application to the United States District Court, Northern District of Alabama, Southern Division, Chief Honorable Judge Samuel C. Pointer, Jr.

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

     Net sales as an aggregate were $48.3 million during the first six months of 1996 which represents a 5% increase from the first six months of 1995. Domestic sales growth was adversely affected during the first six months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1996.

     Gross profit was 67% of net sales for the first six months of 1996 compared to 69% for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

     Marketing expense as a percentage of net sales was 27% in the first six months of 1996, compared to 25% for the first six months of 1995. This increase is primarily due to an increase in royalty payments.

     General and administrative expenses as a percentage of net sales were 30% in the first six months of 1996 compared to 29% in the first six months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

     Research and development expenses decreased slightly from $2,111,294 in the first six months of 1995 to $2,103,481 in the first six months of 1996. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 4.6% in the first six months of 1995 and 4.4% in the first six months of 1996. Diversification into other facets of medical devices through
the use of new technology remains a goal of the Company.   R & D expenses are
expected to increase throughout 1996 as the Company increases research and development overseas due to the FDA backlog on approval of new devices in the United States.

     Interest expense increased for the first six months of 1996 in comparison with interest expense for the same period of 1995. The significant increase was entirely the result of interest incurred on the Company's convertible notes payable which were issued in January 1996.

     On May 24, 1996 INAMED Corporation offered investors in the above subject convertible notes an incentive for early conversion. The investors were offered a ten percent (10%) bonus of INAMED common stock based upon the holders' respective amount of shares issuable upon conversion of the notes. The offer expired on May 29, 1996, at which time an amount of US$440,000 had been converted to equity, resulting in the issuance of 4,400 bonus shares in the third quarter of 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     On June 27, 1996 the Company entered into a Regulation S transaction ("Offshore Stock Subscription Agreement") with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share.

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

FINANCIAL CONDITION

     During the first six months of 1996 INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet the increased demand, internationally, for its products, the Company has increased production in Europe through expansion of its manufacturing plant in Ireland. This plant supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's other subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share by use of direct sales methods rather than distributors wherever it is financially advantageous to do so. The Company currently has direct marketing subsidiaries in eleven non-US countries.

     Since December 31, 1995, the cash balance has increased and the current ratio has changed from 0.9 to 1 on December 31, 1995 to 2.4 to 1 on June 30, 1996. The majority of the Company's cash flows in the first six months of 1996 were generated by the issuance of convertible notes as discussed in Note 5 to the financial statements, and by product sales. Growth, regulatory activities and legal expenses continue to consume a significant amount of available cash resources.

     In June of 1990, the Company established a $4.5 million comprehensive financing package for working capital with a major bank that utilizes domestic accounts receivable, inventories and certain other assets as collateral. In December of 1990, the line of credit was increased to $5.3 million. The line of credit agreement expired August 31, 1993 and was extended through March 31, 1996. In January 1996, the obligation to the bank was satisfied.

     In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately 1.5 million Guilders and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expired on June 30, 1996 but has been extended while negotiations for new credit lines continue. As of June 30, 1996, approximately 0.7 million Guilders had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

     The Company continues to develop a global banking relationship in order to most efficiently manage its increasingly international cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in breast implant litigation as discussed in Note 6 to the unaudited consolidated financial statements.

ITEMS 2. THROUGH 5.

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (1) Form 8-K, dated January 23, 1996

          (2) Form 8-K, dated April 19, 1996

          (3) Form 8-K, dated May 24, 1996

                               INAMED CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INAMED CORPORATION


                                   By        /s/Donald K. McGhan
                                     -------------------------------------
                                       Donald K. McGhan
                                       Chairman of the Board and President


Dated:      August  14, 1996
        ------------------------