Form 10-Q
period 1996-09-30
INAMED CORP
filed 1996-11-14
CIK 109831

                          United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

   FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996
Commission File Number: 0-7101


                       INAMED CORPORATION

State of Incorporation:  Florida                  I.R.S. Employer
Identification No.:  59-0920629

3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                Telephone Number:  (702) 791-3388



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____



     On November 8, 1996 there were 8,006,050 Shares of the
             Registrant's Common Stock Outstanding.

                This document contains 17 pages.

               INAMED CORPORATION AND SUBSIDIARIES

                            Form 10-Q

                Quarter Ended September 30, 1996





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
                   CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                      September 30, 1996    December 31, 1995
                                                      ------------------    -----------------
     Assets
     ------
Current assets:
  Cash and cash equivalents                           $  17,982,434         $   2,807,327
  Trade accounts receivable, net of allowance for
  doubtful accounts and returns and allowances
  of $2,409,839 at September 30, 1996 and
  $6,641,177 at December 31, 1995                        16,096,093            10,470,375
  Notes receivable - trade                                       --               157,534
  Related party notes receivable                             13,546               385,508
  Inventories                                            20,055,176            17,695,847
  Prepaid expenses and other current assets               1,685,370             1,825,213
  Income tax refund receivable                              235,408                95,580
  Deferred income taxes                                   2,010,622             2,014,589
                                                        -----------           -----------
       Total current assets                              58,078,649            35,451,973
                                                        -----------           -----------
Property and equipment, at cost:
  Machinery and equipment                                 9,816,728             8,923,564
  Furniture and fixtures                                  3,946,873             3,714,717
  Leasehold improvements                                  8,597,623             7,567,208
                                                        -----------           -----------
                                                         22,361,224            20,205,489
  Less accumulated depreciation
     and amortization                                   (11,097,509)           (9,234,166)
                                                       ------------           -----------
     Net property and equipment                          11,263,715            10,971,323
                                                       ------------           -----------
Notes receivable, net of allowance of $1,066,958
     at September 30, 1996 and December 31, 1995          2,022,264             2,047,535

Intangible assets, net                                    1,427,862             1,658,926

Other assets, at cost                                       401,840               255,187
                                                        -----------           -----------

Total assets                                          $  73,194,330         $  50,384,944
                                                        -----------           -----------
                                                        -----------           -----------

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30, 1996     December 31, 1995
                                                     ------------------     -----------------
Liabilities and Stockholders' (Deficit)  Equity
-----------------------------------------------
Current liabilities:
  Current installments of long-term debt             $      14,168          $       51,735
  Notes payable to bank                                  1,481,381               1,273,476
  Notes payable to others                                       --                 493,511
  Related party notes payable                                   --               1,759,417
  Accounts payable                                      12,426,783              20,093,073
  Accrued liabilities:
     Salaries, wages, and payroll taxes                  4,086,006               9,559,348
     Interest                                            1,672,313               1,609,947
     Self-insurance                                      1,094,332               1,130,632
     Stock option compensation                              68,714                  68,714
     Other                                               1,265,241               2,200,860
  Royalties payable                                      1,980,337               1,430,115
  Income taxes payable                                   1,096,438               1,812,818
  Deferred income taxes                                     26,595                  10,065
                                                       -----------            ------------
       Total current liabilities                        25,212,308              41,493,711
                                                       -----------            ------------
Long-term debt, excluding current installments             100,472                  89,437

Deferred grant income                                    1,129,148               1,114,735

Deferred income taxes                                      190,166                 239,177

Litigation settlement                                    9,152,000               9,152,000

Convertible notes payable                               34,560,000                      --

Commitments and contingencies

Stockholders' (deficit) equity:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 8,006,050                       80,061                  76,027
  Additional paid-in capital                            13,412,133               9,963,635
  Cumulative translation adjustment                        739,681                 882,146
  Accumulated deficit                                  (11,381,639)            (12,625,924)
                                                      ------------            ------------
      Stockholders' (deficit) equity                     2,850,236              (1,704,116)
                                                      ------------            ------------

Total liabilities and stockholders' (deficit) equity  $ 73,194,330           $  50,384,944

      The Notes to Financial Statements are an integral part of
                         this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                                   Nine Months                   Nine Months
                                                       Ended                       Ended
                                               September 30, 1996            September 30, 1995
                                               ------------------            ------------------
Net sales                                      $  70,977,044                 $  64,136,586
Cost of goods sold                                21,859,617                    20,854,509
                                                ------------                  ------------
     Gross profit                                 49,117,427                    43,282,077
                                                ------------                  ------------
Operating expenses:
  Marketing                                       18,850,662                    16,772,662
  General and administrative                      21,761,260                    21,587,052
  Research and development                         3,560,114                     3,276,591
                                                ------------                  ------------
     Total operating expenses                     44,172,036                    41,636,305
                                                ------------                  ------------
     Operating income                              4,945,391                     1,645,772
                                                ------------                  ------------
Other income (expense):
  Interest income                                    756,526                       648,866
  Interest expense                                (3,324,112)                     (213,229)
  Royalty Income                                      94,766                       102,265
  Foreign currency transaction losses               (222,123)                     (414,175)
  Miscellaneous income                               156,663                       238,348
                                                ------------                  ------------
     Net other income (expense)                   (2,538,280)                      362,075
                                                ------------                  ------------
     Income before income tax expense              2,407,111                     2,007,847

Income tax expense                                 1,162,827                       715,491
                                                ------------                  ------------
     Net income                                $   1,244,284                 $   1,292,356
                                                ------------                  ------------
                                                ------------                  ------------
Net income per share of common stock           $        0.16                 $        0.17
                                                ------------                  ------------
                                                ------------                  ------------

Weighted average common shares outstanding         7,743,767                     7,559,073
                                                ------------                  ------------
                                                ------------                  ------------

The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)


                                                  Three Months                 Three Months
                                                     Ended                      Ended
                                                September 30, 1996           September 30, 1995
                                                ------------------           ------------------
Net sales                                       $  22,715,511                $  18,279,111
Cost of goods sold                                  6,155,874                    6,839,178
                                                 ------------                 ------------
     Gross profit                                  16,559,637                   11,439,933
                                                 ------------                 ------------
Operating expenses:
  Marketing                                         6,026,752                    5,233,406
  General and administrative                        7,161,294                    8,159,422
  Research and development                          1,456,633                    1,165,297
                                                 ------------                 ------------
     Total operating expenses                      14,644,679                   14,558,125
                                                 ------------                 ------------
     Operating income (loss)                        1,914,958                   (3,118,192)
                                                 ------------                 ------------
Other income (expense):
  Interest income                                     181,387                      325,790
  Interest expense                                 (1,059,379)                     (72,730)
  Royalty income                                           --                       74,287
  Foreign currency transaction  losses                (42,061)                    (580,253)
  Miscellaneous income                                  4,425                       94,967
                                                 ------------                 ------------
     Net other expense                               (915,628)                    (157,939)
                                                 ------------                 ------------
     Income (loss) before income taxes                999,330                   (3,276,131)

Income taxes                                          653,828                     (683,543)
                                                 ------------                 ------------
     Net income (loss)                          $     345,502                $  (2,592,588)
                                                 ------------                 ------------
                                                 ------------                 ------------
Net income (loss) per share of common stock     $        0.04                $       (0.34)
                                                 ------------                 ------------
                                                 ------------                 ------------
Weighted average common shares outstanding          7,998,507                    7,662,257
                                                 ------------                 ------------
                                                 ------------                 ------------

The Notes to Financial Statements are an integral part of this statement

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                     Nine Months ended September 30, 1996 and 1995

                   Increase (Decrease) in Cash and Cash Equivalents

                                                      1996                   1995
                                                    ------------           ------------
Cash flows from operating activities:
  Net income                                        $  1,244,284           $  1,292,356
                                                    ------------           ------------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation of property and equipment               1,810,802              1,940,954
  Amortization of intangible assets                      230,533                233,057
  Deferred income taxes                                  (24,093)               532,535
  Changes in assets and liabilities:
     Trade accounts receivable                        (5,737,371)            (1,772,322)
     Notes receivable                                    174,564                304,107
     Inventories                                      (2,728,211)            (3,385,739)
     Prepaid expenses and other current assets           117,451              1,472,731
     Income tax refund receivable                       (144,828)                20,091
     Other assets                                       (147,455)                (7,062)
     Accounts payable                                 (7,639,684)               415,305
     Accrued salaries, wages and payroll taxes        (5,396,239)             3,672,596
     Accrued interest                                     62,366                 (1,027)
     Accrued self-insurance                              (36,300)               (54,573)
     Other accrued liabilities                          (919,304)              (452,066)
     Royalties payable                                   550,222                921,692
     Income taxes payable                               (716,547)              (610,421)
                                                    ------------            -----------
     Total adjustments                               (20,544,094)             3,229,858
                                                    ------------            -----------
     Net cash provided by
         (used in) operating activities              (19,299,810)             4,522,214
                                                    ------------            -----------
Cash flows from investing activities:
  Purchases of property and equipment                 (2,266,227)            (3,907,150)
                                                    ------------            -----------
  Net cash used in investing activities               (2,266,227)            (3,907,150)
                                                    ------------            -----------

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

                INAMED CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


          Nine Months ended September 30, 1996 and 1995

        Increase (Decrease) in Cash and Cash Equivalents


                                                       1996                  1995
                                                     -------------         -------------
Cash flows from financing activities:
  Increases in notes payable and long-term debt      $  34,836,498         $    190,580
  Principal repayment of notes payable
     and long-term debt                                   (530,451)            (452,330)
  (Increase) decrease in related party receivables         371,962             (322,756)
  Increase (decrease) in related party payables         (1,759,417)             114,204
  Net change in deferred grant income                       13,520               51,222
  Repurchases and retirements of common stock               (3,463)              (1,346)
  Proceeds from exercise of stock options                       --              181,250
  Issuance of common stock                               3,455,995               29,500
  Cash overdraft                                                --                   --
                                                      ____________          ___________
     Net cash provided by (used in)
          financing activities                          36,384,644             (209,676)
                                                      ------------          ------------
     Effect of exchange rate changes on cash               356,500             (310,372)
                                                      ------------          ------------
     Net increase in cash
          and cash equivalents                          15,175,107               95,016

Cash and cash equivalents at beginning of period         2,807,327              673,951
                                                      ------------          -----------
Cash and cash equivalents at end of period           $  17,982,434         $    768,967
                                                      ------------          -----------

Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest                                        $   1,388,794         $    249,148
                                                      ------------          -----------
     Income taxes                                    $   1,530,932         $    853,577
                                                      ------------          -----------

Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all certificates of deposit to be cash equivalents.


    The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996


Note 1  -  Interim Financial Statements

     The accompanying unaudited consolidated financial statements include all adjustments (of normal recurring accruals only) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

       Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on Form 10-K/A.


Note  2   -   Basis  of Presentation and Summary  of  Significant
Accounting Policies

The Company

       INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which develops and promotes the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; INAMED Japan an administration company for INAMED Medical Group, McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, INAMED, Mexico S.A. de C.V., a Mexican corporation, INAMED, S.A., a Spanish corporation, INAMED do Brazil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, and McGhan Medical Asia Pacific, a Hong Kong corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

Basis of Presentation

      The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company for the purposes of financial reporting). All significant intercompany balances and transactions have been eliminated in consolidation.

               INAMED CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 September 30, 1996  (CONTINUED)

Net Income Per Share

      Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods.

Reclassification

     Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.

Note  3   -   Trade  Accounts Receivable, Net  of  Allowance  for
Doubtful Accounts and Returns

      The provision for doubtful accounts and returns was reduced from $6,574,031 to $2,409,839. Actual bad debt from 1993 to the present amounts to approximately 0.16% of sales per year and the return rate continues to decline.

Note 4  -  Inventories

     Inventories are summarized as follows:

                              September  30, 1996    December  31, 1995
          Raw materials       $  3,261,974           $  2,513,862
          Work in process        4,438,272              3,773,579
          Finished goods        13,266,582             12,167,768
                               -----------            -----------
                                20,966,828             18,455,209
          Less allowance for
               obsolescence       (911,653)              (759,362)
                               -----------            -----------
                              $ 20,055,175           $ 17,695,847

           On a limited basis, the Company is releasing inventory on consignment.

Note 5 - Convertible Notes Payable

           In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of
11%.   The  Company  received $35 million in  proceeds  from  the offering to be used for the anticipated litigation settlement, for capital investments and improvements designed to expand
production  capacity, and for working capital purposes.   Of  the
proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes based on the Company receiving a mandatory non-opt certification by the Federal Court.

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

                    INAMED CORPORATION AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1996 (CONTINUED)


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

           Absent an extension of the current 11% convertible notes indenture, it is anticipated that $15,000,000 will be extinguished as a liability in the first quarter of 1997.

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

      Under the Settlement, $1.2 billion had been provided for "current claims" (disease compensation claims). In May, 1995,
Judge  Pointer  completed a preliminary review of current  claims

                  INAMED CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1996 (CONTINUED)


which had been filed as of September, 1994, in compliance with deadlines set by the court. Judge Pointer determined that based on the preliminary review, projected amounts of eligible current claims appeared to exceed the $1.2 billion provided in the Settlement. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

      On October 1, 1995, Judge Pointer finalized details of a scaled-back breast implant injury settlement involving defendants Bristol-Myers Squibb, Baxter International, and 3M, which allows plaintiffs to reject this settlement and file their own lawsuits if they believe payments are too low. On November 14, 1995, McGhan Medical and Union Carbide were added to this list of settling defendants to achieve the Bristol, Baxter, 3M, McGhan and Union Carbide Revised Settlement Program (the "Revised Settlement Program").

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

      The Company has entered into a Settlement Agreement with health care providers by which the company, on or before December 17, 1996, will pay $1 million into the MDL Settlement Fund ("the Fund") to be administered by Edgar C. Gentle, III, Esq. ("the Fund Agent"). The Company in the spirit of the Revised Settlement Program is contributing to the claims administration management for the settlement which year to date has totaled $600,000.

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

     Management's commitment to the Settlement does not alter the Company's need for complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. Therefore, the Company has petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rules of Civil Procedure. On July 11, 1996, the Company filed an appearance of counsel and status report on the INAMED Mandatory Class Application to the United States District Court, Northern District of Alabama, Southern Division, Chief Honorable Judge Samuel C. Pointer, Jr.

      The Company was a defendant with 3M in a case involving three plaintiffs in Houston, Texas, in March 1994, in which the jury awarded the plaintiffs $15 million in punitive damages and $12.9 million in damages plus fees and costs. However, the decision was reversed in March 1995 resulting in no financial responsibility on the part of the Company.

      The Company is actively negotiating for class action settlement resolve.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



Results of Operations

      Net sales as an aggregate were $71 million during the nine months of 1996 which represents a 11% increase from the first nine months of 1995. Domestic sales growth was adversely affected during the first six months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth.

      Gross profit was 69% of net sales for the first nine months of 1996 compared to 66% for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

      Marketing expense as a percentage of net sales was 27% in the first nine months of 1996, compared to 26% for the first nine months of 1995. This increase is primarily due to an increase in royalty payments.

      General and administrative expenses as a percentage of net sales were 31% in the first nine months of 1996 compared to 34% in the first nine months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

      Research and development expenses increased slightly from $3,276,591 in the first nine months of 1995 to $3,560,114 in the first nine months of 1996. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 5.1% in the first nine months of 1995 and 5% in the first nine months of 1996. R & D expenses are expected to increase throughout the remaining quarter of 1996 and into 1997 as the Company increases research and development overseas due to the FDA backlog on approval of new devices in the United States.

     Interest expense increased for the first nine months of 1996 in comparison with interest expense for the same period of 1995. The significant increase was entirely the result of interest incurred on the Company's convertible notes payable which were issued in January 1996.

      On May 24, 1996 INAMED Corporation offered investors in the above subject convertible notes an incentive for early conversion. The investors were offered a ten percent (10%) bonus of INAMED common stock based upon the holders' respective amount of shares issuable upon conversion of the notes. The offer expired on May 29, 1996, at which time an amount of US$ 440,000 had been converted to equity, resulting in the issuance of 4,400 bonus shares on September 24, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS (CONTINUED)


      On June 27, 1996 the Company entered into a Regulation S transaction ("Offshore Stock Subscription Agreement") with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share.

      The Company continues to incur increased costs related to obtaining FDA, European Economic Community and Asian market approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone mammary implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The FDA is expected to issue a call for PMA applications for saline-filled breast implants in 1998.

Financial Condition

     During the first nine months of 1996, INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets world-wide. In order to meet increasing demand, internationally, for its products, the Company has increased production in Europe through expansion of its manufacturing plant in Ireland. This plant supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's other subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share by use of direct sales methods rather than distributors wherever it is financially advantageous to do so. The Company currently has direct marketing subsidiaries in eleven non-US countries.

      Since December 31, 1995, the cash balance has increased and the current ratio has changed from 0.9 to 1 on December 31, 1995 to 2.4 to 1 on September 30, 1996. The majority of the Company's cash flows in the first nine months of 1996 were generated by the issuance of convertible notes as discussed in Note 5 to the financial statements, and by product sales. Growth, regulatory activities and legal expenses continue to consume a significant amount of available cash resources.

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

      In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately 1.5 million Guilders and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of November 8, 1996, approximately 1.5 million Guilders had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

       The   Company  continues  to  develop  a  global   banking
relationship in order to most efficiently manage its increasingly international cash flows.

      McGhan Limited continues to receive grants from the Irish Industrial Development Authority ("IDA") which include reimbursement for qualified training expenses, leasehold improvements and capital improvement costs at the Company's operation in Ireland. Additionally, McGhan Limited has obtained

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

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


                              INAMED CORPORATION




                                By  /s/Donald   K.   McGhan
                                    -----------------------
                                    Donald K. McGhan
                                    Chairman of the Board and President




Dated:           November  13, 1996