Form 10-K/A
period 1995-12-31
INAMED CORP
filed 1997-09-09
CIK 109831

United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                          FORM 10-K/A2

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




Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No_____

The aggregate market value of voting stock held by non-affiliates as of March 28, 1996 was $73,438,836.

On March 28, 1996 there were 7,602,317 shares of Common Stock outstanding.

                This document contains 72 pages.

                Exhibit index located on page 70.


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

In October 1989, INAMED incorporated its McGhan Limited subsidiary which has designed and equipped a new medical device manufacturing plant in Arklow, County Wicklow, Ireland, to supplement production of the Company's current and future products. The location in Ireland was selected because it offers many favorable conditions such as availability of labor at reasonable rates, availability of attractive grants from the Industrial Development Authority (IDA), geographic proximity to INAMED B.V., favorable local tax treatment and membership in the European Economic Community or EEC. The manufacturing plant in
Ireland was fully operational in 1993, and is capable of supplying nearly all of the products sold in the international market. Future new products will be produced by McGhan Limited for sale internationally with limited support shipments from the Company's U.S. manufacturing plants. In support of expected future growing international demand the Company incorporated its Chamfield Limited subsidiary in 1993 to manufacture raw materials to be used in McGhan Limited's manufacturing process. Chamfield Limited's manufacturing facilities, which are not yet fully operational, are located adjacent to McGhan Limited's facilities.

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

In 1993, the Company incorporated Bioplexus Corporation in Las Vegas, Nevada, a wholly-owned subsidiary which is a research and development company that develops, produces and distributes specialty medical products for use by the General
Surgery Profession.

The Company also incorporated Flowmatrix Corporation in
Las Vegas, Nevada as a wholly-owned subsidiary in 1993. Flowmatrix manufactures high-quality silicone components and devices for INAMED's wholly-owned subsidiaries, and produces and distributes a line of proprietary silicone surgical products internationally.

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

Effective January 1994, the Company acquired the assets of Novamedic, S.A. in Barcelona, Spain. Novamedic, S.A. was a well-established distributor of medical products in Spain which further strengthens the Company's presence in the international market. The new subsidiary was renamed INAMED, S.A. and operates as a wholly-owned subsidiary of the Company.

The  Company  has  identified Spain,  Portugal,  South
America, Central America, and Mexico as the LatinoAmerican  area.
The incorporation of INAMED do Brazil in 1995 has strengthened the Company's presence in this area. INAMED do Brazil operates as a wholly-owned subsidiary of INAMED, S.A.

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

Mammary  prostheses are used for breast reconstruction
and augmentation. As part of its mammary prosthesis product line, the Company produces different models, shapes and sizes of mammary implants including but not limited to double-lumen, saline and gel-filled mammary implants. In addition, the Company manufactures the Biocell implant which incorporates the Company's patented low-bleed technology with its textured surface technology. The resulting implant has an open-cell silicone surface bio-engineered for a more favorable implant-to-tissue interface. The Biocell product line has received notably favorable market acceptance.

The   Company  is  one  of  the  leading   world-wide
manufacturers of saline-filled mammary prostheses. Saline implants are manufactured at two different subsidiaries: McGhan Medical Corporation and McGhan Limited. These products are made in various shapes and sizes, and utilize various valve designs. The surface construction of the finished implants provide the surgeon the opportunity to select from a smooth silicone, the BioCell textured surface or the patented MicroCell textured surface.

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

The  Company  manufactures and  markets  its  patented
BioSpan tissue expander product line that utilizes the BioCell textured surface which allows more precise surgical placement. The BioSpan tissue expander surface subsequently decreases capsular contracture and yields greater tissue laxity during expansion.

The  Company  produces the BioDimensional  system  for
breast reconstruction following radical mastectomy procedures. The BioSpan tissue expanders and BioCell mammary implants used for this system were designed using a computer-assisted modeling study to determine the ideal dimensions and also utilized computer imaging programs to evaluate the expected aesthetic results. The BioDimensional system matches the specific size tissue expander to the mammary implant that will be used for the breast reconstruction procedure.

The  Company also manufactures and markets  the  Ruiz-
Cohen intraoperative expander. The Ruiz-Cohen intraoperative expander utilizes rapid intraoperative expansion as an effective means of arterial elongation to provide the additional tissue needed for end-to-end anastomosis. By eliminating the need for arterial grafting, patient discomfort is greatly reduced and the time and associated costs required to complete arterial anastomosis are minimized. The Company has license agreements and patents covering this product line, as well as patents pending for the next generation of the product. Additionally, the Company has patents and patent applications in eight countries outside of the United States for the product.

The Company's group of products allows the plastic  or
reconstructive  surgeon a range of options.   If  requested,  the
Company works with a surgeon to design, to the surgeon's specifications, a custom implant suited to individual patients' needs.

The Company manufactures silicone gel sheeting intended for use in the treatment and control of old and new hypertrophic or keloid scarring. The products are sold under the tradenames
TopiGel, Epi-Derm, and Derma-Sof.

During 1994 and 1995, the Company's proprietary products accounted for 100% of net sales. Comparatively, in 1993, silicone implant products and silicone components accounted for 90% and 10% of net sales, respectively. The percentage of sales represented by proprietary products has increased due to the sale of Specialty Silicone Fabricators in August 1993.

Marketing

In the United States, the Company's implant products
are sold to plastic and reconstructive surgeons, facial and oral surgeons, outpatient surgery centers and hospitals through the Company's own staff of direct sales people and independent distributors. In Canada and Hawaii, the Company is represented by independent distributors. The Company reinforces its sales and marketing program through the use of telemarketing which produces sales by providing follow-up procedures on leads and distributing product information to potential customers. The Company also supplements its marketing efforts through its subsidiaries' appearances at trade shows and advertisements in trade journals and sales brochures.

The Company has a direct sales and distribution network
in the Netherlands, Belgium, Germany, Italy, France, Spain, the United Kingdom, Brazil, Japan, and China. The Company's Netherlands subsidiary markets to and supports independent distributors in Denmark, Finland, Iceland, Norway, Sweden, and Switzerland. The Company also sells its products to independent distributors in Argentina, Australia, India, Korea, New Zealand and Taiwan. Sales outside the United States and Canada are made directly to these and other independent distributors and sales organizations through the Netherlands subsidiary's inventory of the Company's products. The Company believes its direct sales efforts and increased support of its international independent distributors has greatly enhanced overall sales which will continue throughout calendar 1996.

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

Competition


The Company's sole significant competitor in the production
and sale of mammary prostheses in the domestic market is Mentor Corporation. Three other competitors discontinued production of mammary prostheses in 1992 largely as a result of regulatory action by the FDA. The Company believes that the principal factors permitting its products to compete effectively are its high-quality product consistency, variety of product designs, management's knowledge of and sensitivity to market demands, and the Company's ability to identify, develop and/or obtain license agreements for patented products embodying new technology. In compliance with certain FDA regulations, the Company is allowed to sell one type of silicone gel-filled mammary prosthesis to a limited number of customers in the United States under stringent guidelines.




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

Research and Product Development




A qualified staff of doctorates, scientists, engineers
and technicians, working in material technology and product design configurations, presently guide the Company's research and development efforts. The Company is directing its research toward new and improved products based on scientific advances in technology and medical knowledge together with qualified input from the surgical profession. The Company has incurred approximately $4,392,000, $3,724,000 and $3,074,000 of research and development expense in the years ended December 31, 1995, 1994 and 1993 respectively.




The  Company  has introduced the LAP-BANDr  Adjustable
Gastric Banding (LAGBr) System to the international market as an improvement to the earlier adjustable banding design. The LAGB
System is in clinical trials in the United States. The LAGB System is designed to permit a laparoscopic procedure for severe obesity. During the operation, which is usually done without any large incision but under general anesthesia, the adjustable gastric band is placed around the stomach to constrict the stomach, forming a stoma between the stomach and a small stomach pouch above the band. The system utilizes special pouch and stoma measuring equipment, including an electronic device, and a special laparoscopic band placement instrument. Unlike "stomach stapling" or "stomach bypass" procedures, no cutting or stapling of the stomach is required and, usually, no major incision. The band is designed to be adjustable postoperatively without additional surgery. The LAGB System is currently being used for the long-term treatment of severe obesity throughout Europe, as well as in Australia, Latin America and the Middle East. The Company holds a license for the patent and patent pending applications.

The  Company also holds a license for the  patent  and
patent pending applications for EndoLuminar Illuminated Bougies, devices designed to transilluminate the esophagus and other organs of the body for improved visualization during a variety of laparoscopic and other surgical procedures. These products are on the market internationally and in the United States. The Company is currently conducting research into special materials and manufacturing techniques for providing increased transillumination and miniaturization for new indications.

The  Company  holds  a  license  for  the  U.S.   and
international patents for a new device for the treatment of severe gastroesophageal reflux. This device, with a cuff-like design and a self-locking mechanism, is designed to improve the safety and reliability of the laparoscopic treatment of gastroesophageal reflux. It is anticipated that clinical use of this device will start during 1996.

The Company's BioEntericsr Intragastric Balloon (BIBr)
is being marketed on a limited basis in Europe for preoperative weight loss in severely obese patients, and as an aid to weight reduction in moderately obese patients. The balloon is endoscopically (non-surgically) placed in the patient's stomach and inflated with saline. The balloon partially fills the stomach, inducing weight loss. Severely obese patients have a higher incidence of surgical and perioperative complications, and weight loss also facilitates laparoscopic procedures in these patients.

The Company is also continuing efforts to add to its existing lines of breast prostheses.

The Company depends on the efforts and accomplishments of the dedicated staff in its Research and Development groups, and will continue to support its current and future R & D projects and activities.

Patents and License Agreements

It is the Company's policy to actively seek patent protection for its products and/or processes when appropriate. The Company developed and currently owns patents and trademarks for both the product and processes used to manufacture low-bleed mammary prostheses and for the resulting barrier coat mammary prostheses. Intrashiel is the Company's registered trademark for the products using this technology. Beginning in 1984, such patents were granted in the United States, Australia, Canada, France, the Netherlands, the United Kingdom and West Germany. Trademarks for this product have been granted in the United States and France. The Company has license agreements allowing other companies to manufacture products using the Company's select technology, such as the Company's patented Intrashiel process, in exchange for royalty and other agreed to compensation or benefits.

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

Manufacturing and Product Dependability

The  Company  manufactures its silicone devices  under
controlled conditions. The majority of the manufacturing process is accomplished manually, in conjunction with specialized equipment for precision measurement, quality control, packaging and sterilization. Quality control procedures begin with the Company's suppliers meeting the Company's standards of compliance. The Company's in-house quality control procedures begin upon the receipt of raw components and materials and continue throughout production and final packaging. The Company maintains quality control and production records of each product manufactured and encourages the return of any explanted units for analysis by its personnel. A majority of the Company's silicone products are supplied to the customer in a sterile condition requiring quarantine for appropriate periods of time to permit confirmation of sterility. All of the Company's activities are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored and/or reviewed by the Food and Drug Administration.

In the Company's continued efforts to develop state-of-
the-art processes that are environmentally responsible, a dry-heat sterilization process has been developed and is in place in the Company's manufacturing plants in the United States at McGhan Medical Corporation and in Ireland at McGhan Limited. Development of this dry heat packaging and sterilization cycle was the result of over three years of equipment design, identification and testing of materials and products, and process development, replacing a sterilization process that used ethylene oxide (EtO), as the standard.

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

McGhan  Medical Corporation's Product Service  Program
(PSP) is designed to provide limited financial assistance to cover non-reimbursed operating room or surgical expenses due to a loss of shell integrity for inflatable mammary implants for a period of five years from the date of implantation; in addition, a no-charge replacement of the same or similar product is provided for returned McGhan Medical mammary implant products covered within the program. The Company reserves the right to make changes to its warranty policy from time to time within the confines of its warranty documents.

Government Regulations

All the Company's silicone implant products manufactured or sold in the United States are classified as medical devices subject to regulation by the FDA. FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record-keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. A notification must be submitted to the FDA prior to the commercial sale of some
Class I and all Class II products. Class II products are subject to fewer restrictions than Class III products on their commercial distribution, such as compliance with general controls and performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product. Tissue expanders are currently proposed to be classified as Class II devices. The
Company's mammary prostheses, silicone intragastric balloon and gastric band system are Class III devices. Class III devices require the FDA's Pre-Market Approval (PMA) or an FDA Investigational Device Exemption (IDE) before commercial marketing to assure the products' safety and effectiveness.

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




Further, the FDA has published a schedule which permits
the data required for PMA applications for saline filled implants to be submitted in phases, beginning with preclinical data that was due in 1995, and ending with final submission of prospective clinical data in 1998. The company has received from the FDA an understanding that the agency will not call for final PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product by product and subsidiary by subsidiary basis whether to respond to any future calls for PMA's and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has had an opportunity to review the filing requirements.




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

As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA, responsible state or local agencies such as the California State Department of Health Services and other regulatory agencies to insure compliance with good manufacturing practices and public safety compliance. The Company's manufacturing plants are also subject to regulation by the local Air Pollution Control District and by the Environmental Protection Agency as a user of certain solvents.

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




Geographic Segment Data

A  description  of the Company's net sales,  operating
income (loss) and identifiable assets within the following segments: United States, Europe, Asia Pacific and LatinoAmerica, is detailed in footnote 12 of the Company's financial statements. The European classification includes the Netherlands, Belgium, United Kingdom, Italy, France and Germany. The Asian-Pacific classification includes Hong Kong, China, Japan, Taiwan, Singapore, Thailand, The Philippines, Korea, Indonesia, India Pakistan, New Zealand and Australia. The LatinoAmerican classification includes Central America, South America, Spain, and Portugal.




Employees




As of March 31, 1996, the Company employed 833 persons:
11 persons were employees of INAMED Corp., 583 persons were employed by various operating subsidiaries within the United States; and 239 persons were employed by the Company in the Europe, Asia-Pacific, and LatinoAmerica regions performing production operations, marketing and sales functions.




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

INAMED Ltd. rents 1,550 square feet of office and warehouse space in Wokingham, United Kingdom under a five year lease expiring in July 1997. Under the terms of the lease, payments are made on a quarterly basis. The current rate is
<pound-sterling>5,426 per quarter.

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

INAMED do Brasil rents 345 square meters of office and
warehouse space in Sao Paulo, Brazil at a monthly rate of  $2,000 under a lease expiring in May 1998.

McGhan  Medical Asia Pacific rents 389 square feet  of
office  space  in Hong Kong at a monthly rate of $7,124  under  a
lease  expiring  in  September  1996.   The  Company  intends  to
renegotiate this lease prior to its expiration.

INAMED Medical Group (Japan) rents 155 square meters of office space in Tokyo, Japan at a monthly rate of $3,000 under a lease which is automatically renewed upon expiration.




The Company believes its facilities and the facilities of its subsidiaries are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate future expansion as necessary.




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




In  October,  1990,  the  Company's  CUI  Corporation
subsidiary brought action against Mr. Robert Uphoff, a former employee, for violation of a contractual non-compete agreement entered into with the Company. A settlement was reached in August of 1992 whereby the Company repurchased common stock acquired by the former employee in exchange for the resolution of all issues and legal proceedings and the elimination of any future Company obligation to the former employee as to the non-compete agreement. The Company made final payment for the stock under this settlement in 1994.

During 1992 an action against the Company and  two  of
its subsidiaries and Donald K. McGhan was filed in California Superior Court for the County of Santa Barbara (State Court). The Company, through one of its subsidiaries, filed a lawsuit against the plaintiff in the United States District Court for the Central District of California (Federal Court). The State Court action was filed as a contract dispute over an Exclusive License Agreement and the Federal Court action was filed over the same Exclusive License Agreement, but with different issues as subject matter. The State action was settled in April 1993 and discharged as an action with the Plaintiff Agreement remaining in force as written, and the Company's subsidiaries agreed to and complied with the terms as written in the Agreement. No changes were made with the outcome that both of the Company's subsidiaries will comply with the terms of the Agreement, as written, for the subsidiaries' products over the life of the patent. The Federal action was terminated by mutual agreement in 1994.

In July, 1992, the County of Santa Barbara, California,
filed a complaint against the Company's McGhan Medical Corporation subsidiary alleging that MMC supplied false and inaccurate information regarding xylene emissions to the Air Pollution Control District and had engaged in a pattern of unfair business practices by failing to control its emissions. In March 1993, MMC reached a settlement with the County of Santa Barbara Air Pollution Control District. The parties agreed to a settlement to avoid prolonged litigation surrounding alleged emission violations. By entering the agreement, the Company made no admission of wrongdoing but assented to a one time payment of $100,000 and installation of emissions control equipment at MMC's facility. MMC's decision to settle allowed it to allocate the Company's manpower and funds to the installation of the control equipment rather than expending these resources on successful defense against the complaint.

Product Liability

The Company and/or its subsidiaries are defendants  in
numerous state and federal court actions and a Federal class action in the United States District Court, Northern District of Alabama, Southern Division, under The Honorable Sam C. Pointer, Jr., Chief Judge U.S. District Court, identified as Breast Implant Products Liability Litigation, Multiple District Litigation No. 926, Master File No. CV 92-P-10000-S ("MDL 926"). One of the federal cases, Lindsey, et al., v. Dow Corning Corp., et al., Civil Action No. CV 94-11558-S was conditionally certified as a class action for purposes of settlements ("MDL Settlement") on behalf of persons having claims against certain manufacturers of breast implants. The alleged factual basis for typical lawsuits include allegations that the plaintiffs' breast implants caused specified ailments including, among others, auto-immune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue.

A result of the MDL Settlement was the establishment of
a Claims Administration Office in Houston, Texas, under the direction of Judge Ann Cochran. Class Members who had breast implants prior to June 1993 have registered with the Claims Office. Judge Pointer certified the "Global" Settlement by Final Order and Judgment on September 1, 1994. Subsequently, a preliminary review of claims produced projected payouts that were greater than the amounts the breast implant manufacturers had agreed to pay. On May 15, 1995, Dow Corning Corp., formerly one of the manufacturers and a significant contributor to the Global Settlement fund, filed for federal bankruptcy protection because of lawsuits over the devices.

On December 29, 1995, the Company entered into an agreement with the MDL 926 Settlement Class Counsel and certain other defendants that is now identified as the "Bristol, Baxter, 3M, McGhan & Union Carbide Revised Breast Implant Settlement Program" ("Revised Settlement"). The Revised Settlement provides a procedure to resolve claims of current claimants and ongoing claimants who are registered with the Claims Office.

Due to the nature of the Revised Settlement which allowed ongoing registrations, "opt-ins", as well as a limited potential for claimants, during the life of the program, to opt-out of the Revised Settlement ("opt-outs"), the aggregate dollar amount to be received by the class of claimants under the Revised Settlement has not been fully ascertained.

The Revised Settlement is an approved-claims based settlement. Therefore, to project a range of the potential cost of the Revised Settlement, the parties utilized a court-sponsored sample of claimants' registrations and claims filed through the MDL 926 Settlement Claims Office against all defendants and assumed approval of 100 percent of the claims as initially submitted. Although adequate for negotiation purposes, the sample is unsatisfactory for the purposes of determining an aggregate dollar liability for accounting purposes because the processing of current claims is not complete, the process of ongoing claims will continue for fifteen years, and the Settlement is subject to opt-ins and opt-outs.

The following is a recap of the certain events involving the Company's product liability issues relating to silicone gel breast implants which the Company manufactures and markets.

The  claims  in  Silicone Gel Breast Implant  Products
Liability Litigation MDL 926 are for general and punitive damages relating to physical and mental injuries allegedly sustained as a result of silicone gel breast implants produced by the Company. Although the amount of claims asserted against the Company is not readily determinable, the Company believes that the stated amount of claims substantially exceeds provisions made in the Company's consolidated financial statements. The Company has been a defendant in substantial litigation related to breast implants which have adversely affected the liquidity and financial condition of the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from this uncertainty.

On  June 25, 1992 the judicial panel on multi-district
litigation in re: Silicone Gel Breast Implant Products Liability Litigation consolidated all federal breast implant cases for discovery purposes in Federal District Court for the Northern District of Alabama under the multi-district litigation rules. Several U.S.-based manufacturers negotiated a settlement with the Plaintiffs' Negotiating Committee ("PNC"), and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement") providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement, upon approval, would have provided resolution of any existing or future claims, including claims for injuries not yet known, under any Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993.




The  Company  was  not  originally  a  party  to  the
Settlement Agreement. However, on April 8, 1994 the Company and the PNC reached an agreement which would join the Company into the Settlement. The agreement reached between the Company and the  PNC  added  great value to the Settlement  by  enabling  all plaintiffs and U.S.-based manufacturers to participate in the Settlement, and facilitating the negotiation of individual contributions by the Company, Minnesota Mining and Manufacturing Company ("3M"), and Union Carbide Corporation which total more than $440 million.

A fairness hearing for the non-mandatory class was held
before  Judge Pointer on August 18, 1994.  On September 1,  1994,
Judge  Pointer  gave  final approval to the  non-mandatory  class
action  settlement.   The deadline for plaintiffs  to  enter  the
Settlement was March 1, 1995.

Under  the  terms  of  the Settlement  Agreement,  the
parties stipulated and agreed that all claims of the Settlement Class against the Company regarding breast implants and breast implant materials would be fully and finally settled and resolved on the terms and conditions set forth in the Settlement Agreement.




Under  the  terms  of  the Settlement  Agreement,  the
Company would have paid $1 million to the Settlement fund for each of 25 years starting three years after Settlement approval by the Court. The Settlement was approved by the court on September 1, 1994. The Company recorded a pre-tax charge of $9.1 million in October of 1994. The charge represents the present value (discounted at 8%) of the Company's settlement of $25 million over a payment period of 25 years, $1 million per year starting three years from the date of Settlement approval.

Under  the Settlement, $1.2 billion had been  provided
for "current claims" (disease compensation claims). In May 1995, Judge Pointer completed a preliminary review of current claims against all Settlement defendants which had been filed as of September 1994, in compliance with deadlines set by the court. Judge Pointer determined that based on the preliminary review, projected amounts of eligible current claims appeared to exceed the $1.2 billion provided by the Settlement. Discrete information as to each defendant was not made available by the court and the Company is not aware of any information from such findings that would affect the Company's $9.1 million accrual. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

On October 1, 1995, Judge Pointer finalized details of
a scaled-back   breast  implant  injury  settlement   involving
defendants Bristol-Myers Squibb, Baxter International, and 3M, allowing plaintiffs to reject this settlement and file their own lawsuits if they believe payments are too low. On November 14, 1995, McGhan Medical and Union Carbide were added to this list of settling defendants to achieve the "Bristol, Baxter, 3M, McGhan & Union Carbide Revised Settlement Program" (the "Revised Settlement Program"). With respect to the parties thereto, the Revised Settlement Program incorporated and superseded the Settlement. The Revised Settlement Program does not fix the liability of any defendants, but established fixed benefit amounts for qualifying claims. The Company's obligations under the Revised Settlement are cancelable if the Revised Settlement is disapproved on appeal.

The Company recorded a pre-tax charge of $23.4 million in the third quarter of 1995. The charge represented the present value (discounted at 8%) of the maximum additional amount that the Company then estimated it might be required to contribute to the Revised Settlement Program - $50 million over a 15-year period based on a claims-made and processed basis. Due to the uncertainty of ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs, and the lack of information related to the substance of the claims, the Company reversed this charge at year-end 1995 for the third quarter of 1995.

At December 31, 1995, the Company's reasonable estimate
of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement. However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

The  Company  has entered into a Settlement  Agreement
with health care providers pursuant to which the Company is required to pay, on or before December 17, 1996, or after the conclusions of any and all disapproved appeals, $1 million into the MDL Settlement Funds ("the Fund") to be administered by Edgar
C. Gentle, III, Esq. ("the Fund Agent"). The charge for settlement will be applied against the $9.1 million accrual
previously  established  by the Company.   The  Company,  in  the
spirit of the Revised Settlement Program, also contributed $600,000 in 1996 and $300,000 in 1997 to the claims administration management for the settlement.




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




Management's  commitment  to  the  Revised  Settlement
Program does not alter the Company's need for complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. In 1994, the Company petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rules of Civil Procedure. Since that time, the Company has been in negotiation with the plaintiffs concerning an updated mandatory settlement class or other acceptable resolution. On July 1, 1996, the Company filed an appearance of counsel and status report on the INAMED Mandatory Class application to the United States District Court, Northern District of Alabama, Southern Division, Chief Honorable Judge Samuel C. Pointer, Jr. There can be no assurance that the Company will receive Mandatory Class certification or other acceptable settlement resolution.

If  the  Mandatory Class is not certified, the Company
will continue to be a party to the Revised Settlement Program. However, if the Company fails to meet its obligations under the program, parties in the program will be able to reinstate litigation against the Company. In addition, the Company will continue to be subject to further potential litigation from persons who are not provided for in the Revised Settlement Program and who opt out of the Revised Settlement Program. The number of such persons and the outcome of any ensuing litigation are uncertain. Failure of the Mandatory Class to be certified, absent other acceptable settlement resolution, is expected to have a material adverse effect on the Company.




The Company was a defendant with 3M in a case involving
three plaintiffs in Houston, Texas, in March 1994, in which the jury awarded the plaintiffs $15 million in punitive damages and $12.9 million in damages plus fees and costs. However, the matter was resolved in March 1995 resulting in no financial responsibility on the part of the Company.




In connection with 3M's 1984 divestiture of the breast implant business now operated by the Company's subsidiary, McGhan Medical Corporation, 3M has a potential claim for contractual indemnity for 3M's litigation costs arising out of the silicone breast implant litigation. The potential claim vastly exceeds the Company's net worth. To date, 3M has not sought to enforce such an indemnity claim. As part of its efforts to resolve potential breast implant litigation liability, the Company has discussed with 3M the possibility of resolving the indemnity claim as part of the overall efforts for global resolution of the Company's potential liabilities. Because of the uncertain nature of such an indemnity claim, the financial statements do not reflect any additional provision for such a claim.

In  October 1995, the Federal District Court  for  the
Eastern District of Missouri entered a $10 million default judgment against a subsidiary of the Company arising out of a Plaintiff's claim that she was injured by certain breast implants allegedly manufactured by the subsidiary. The Company did not become aware of the lawsuit until November 1996, due to improper service. The Plaintiff's attorney waited over one year to notify the Company that a default judgment had been entered. The Plaintiff's attorney refused to voluntarily set aside the judgment, although it is clear from the allegations of the complaint that the Plaintiff sued the wrong entity, since neither the named subsidiary, the Company, nor any of its other subsidiaries manufactured the device. The Company has moved to have this judgment set aside. The Company has not made any
adjustment  in  its  1996  financial  reports  to  reflect   this
judgment.




The cost of the foregoing litigation has adversely affected the Company's financial position, results of operations and cash flows. Management believes that the Company may not continue as a going concern if its efforts to resolve the breast implant litigation are not successful. Although management is optimistic that the Mandatory Class will be approved by the Court, there can be no assurances that this outcome will be achieved.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          Not applicable.


ITEM 5.  MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
         STOCKHOLDERS MATTERS.





The Company's common stock is traded in the over-the-counter market and was listed on NASDAQ beginning in June 1986.
The Company's common stock also began trading on the Pacific Stock Exchange on December 1, 1987. On March 28, 1996, the
Company  had   869 stockholders of record.  The Company's  common
stock price at the close of business of March 28, 1996 was $12.




Effective  December  20, 1995, the  Company  has  been
granted a temporary exception to the capital and surplus requirement of the NASDAQ Small Cap Market by the NASDAQ Listing Qualifications Committee. As part of its conditional listing, the Company's stock symbol was changed from IMDC to IMDCC. The fifth character "C" appended to the Company's stock symbol will remain until such time that the Company is able to evidence compliance with all NASDAQ listing criteria in a manner deemed acceptable by the Listing Qualifications Committee. The Company expects to evidence this compliance in 1996.

The Table below sets forth the high and low bid prices
of the Company's common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.

                             High            Low
          1994

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

                            Years Ended December 31

                                 1995           1994           1993            1992            1991
Income Statement Data:

Net sales                     $81,625,581     80,385,342     74,497,946     64,343,031      42,283,931

Operating income (loss)        (9,189,905)     3,578,025     (3,471,507)       611,836(2)   (2,792,828)(2)

Gain on sale of subsidiaries           --             --      4,158,541             --              --

Income (loss) before income
  tax expense (benefit)        (8,575,860)     5,007,103        449,448(1)     435,591(2)   (3,655,746)(2)

Income tax expense (benefit)   (1,682,799)     2,260,792      4,533,142      1,807,000        (845,000)
                              ___________    ___________    ___________    ___________     ____________
Net income (loss)             $(6,893,061)     2,746,311     (4,083,694)(1) (1,371,409)(2)  (2,810,746)(2)
                              ===========    ===========    ===========    ===========     ===========
Net income (loss) per share
   of common stock            $     (0.91)          0.37          (0.52)         (0.17)          (0.35)
                              ===========    ===========    ===========    ===========     ===========
Weighted average common
   shares outstanding           7,544,335      7,410,591      7,850,853      7,873,504       8,099,483
                              ===========    ===========    ===========    ===========     ===========

(1) Includes a pre-tax charge of $9.1 million under the terms of the proposed class action settlement.

(2) Includes write-offs of assets for product inventory aggregating $1,974,423 in 1992 and $4,428,527 in 1991.

                                    As of December 31

                                   1995           1994           1993          1992              1991
Balance Sheet Data:

Working capital (deficiency)   $(6,041,738)    1,087,925     (2,316,741)    (1,921,514)        979,462

Total assets                    50,384,944    47,810,401     37,857,305     29,092,802      24,681,126

Long term debt, net of
  current installments              89,437        50,801        235,170        454,274         509,811

Stockholders' (deficit) equity  (1,704,116)    4,478,827      1,347,425      6,545,891       7,965,951

Stockholders' (deficit) equity
  per share of common stock    $     (0.22)         0.60           0.18           0.82            0.97

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations




The Company experienced continued sales growth in 1995
with net sales of $81.6 million. This represented a 1.5% increase over net sales of $80.4 million during the year ended December 31, 1994. Net sales for 1994 increased 7.9% over 1993 net sales which totaled $74.5 million. Although revenue is subject to changes in price or volume, revenue increases during this period were primarily a result of increased volume.

Domestically, net sales decreased 5.6% in 1995 to $55.9
million from $59.2 million in 1994 and by 1.2 % from $59.9 million in 1993. Domestic net sales in 1995 suffered because during the first quarter the Company was temporarily unable to manufacture sufficient amounts of finished goods to meet demand in the market. The reasons for this decline in output were twofold. Shortages of raw materials were partly a result of the Company's restricted cash flow available to pre-purchase raw materials, and a shortage in certain raw material components was due to a supplier's inability to manufacture sufficient quantities of the components to meet the Company's demand. The Company now sources this rather specialized component from two suppliers. Another factor was the significant diversion of productive time, energy and material to FDA-mandated process validation which led to a decline in yield of finished goods that was not overcome until the beginning of the second quarter.

Internationally, significant sales growth was achieved
in Europe where net sales were $20.8 million in 1995, an increase of 13.6% over 1994 net sales of $18.3 million, which in turn represented an increase of 25.8% over 1993 net sales of $14.6 million. Net sales by Central and South America, Spain and Portugal as a region, which began in 1994, also experienced robust sales growth. Net sales reported by this region in 1995 totaled $4.4 million representing an increase of 52.1% over 1994 net sales of $2.9 million. Sales by the Asia Pacific region were first recorded in 1995 at $0.6 million. Net sales to regions outside the United States represented 31.5% of total net sales in 1995, 26.3% of total net sales in 1994 and 19.5% of total net sales in 1993. The Company expects international sales to represent an increasing percentage of net sales in future years, since this market is experiencing increasing demand. Management anticipates the market growth, continued increase of production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout 1996.

Cost of goods sold were $30.2 million, $26.3 million, and $23 million for the years ended December 31, 1995, 1994 and 1993 respectively. Cost of goods sold as a percent of net sales was 37% for the year ended December 31, 1995, compared to 33% for the year ended December 31, 1994 and 31% for the year ended December 31, 1993. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses were $23.4 million, $19.7  million,
and $16.9 million for the years ended December 31, 1995, 1994 and 1993 respectively. Marketing expenses as a percent of net sales were 29% for the year ended December 31, 1995, compared to 25% for the year ended December 31, 1994 and 23% for the year ended December 31, 1993. The increase in royalty expenses was commensurate with the increase in sales of licensed product and represent a significant variable expense. Royalty expenses were $5.5 million, $4.3 million and $3.4 million for the years ended December 31, 1995, 1994, and 1993. As was expected, while INAMED GmbH, INAMED S.R.L., INAMED Ltd. and INAMED SARL have been in the start-up phases, marketing expenses as a percent of net sales for their individual distribution networks have been somewhat higher than the consolidated percentages. Moderating this increase is the relative stability of other marketing expenses on a Company wide basis.

General and administrative expenses have increased  as
the Company continues to grow. These expenses have increased from $32.8 million in 1995, to $27.1 million in 1994 and $25.9 million in 1993. Legal fees related to the breast implant litigation also contributed to the increase. Legal fees related to breast implant litigation were $1.1 million in 1995, $3.0 million in 1994 and $5.2 million in 1993.




Research  and  development ("R  &  D")  expenses  have
increased to $4.4 million in 1995 from $3.7 million in 1994 and $3.1 million in 1993, reflecting the Company's continuing commitment to development of new and advanced medical products. As a percentage of net sales, this expense has consistently been between 4.1% and 5.4%. Diversification into other facets of medical devices within the industry through use of new technology has always been and remains a goal of the Company. R & D expenses are planned to increase in 1996, should cash flow be adequate. The Company is also planning to increase R & D overseas due to the long time frames required to achieve FDA approval of new devices in the US.

Additionally,  increased  costs  to  obtain  FDA  PMA
approvals  are  anticipated  in 1996.   Beginning  in  1989,  the
Company began the necessary work to address FDA regulations related to premarket approval of both saline and silicone gel filled mammary implants and the Company anticipates continued investment of employee hours and Company funds throughout calendar 1996 to facilitate compliance with all FDA regulations as determined by the PMA study and any new regulations which may be adopted.

Interest expense was $0.8 million in 1995, $0.6 million in 1994 and $0.5 million in 1993. The increase in 1995 is due to interest incurred on outstanding federal and state income tax liabilities.




Compared with an operating loss of $9.2 million in 1995, the Company had an operating profit of $3.6 million in 1994 and an operating loss of $3.5 million in 1993.
While the United States incurred a $7.6 million loss and the LatinoAmerican region a $2.0 million loss in 1995, the European and Asia-Pacific regions posted operating incomes of $0.3 million and $0.1 million respectively for the same period.

Identifiable assets grew to $50.4 million in 1995 from
$47.8 million and $37.9 million in 1994 and 1993, respectively. Identifiable assets within the United States decreased in 1995 by $3.3 million to $26 million. Assets increased to $29.3 million in 1994 from $27.6 million in 1993, an increase of $1.7 million. European assets continue to increase as operations there are expanded. Identifiable assets were $18.4 million, $15.9 million, $10.2 million in 1995, 1994, and 1993 respectively, representing increases over prior years of $2.5 million and $5.7 million in 1995 and 1994 respectively. LatinoAmerican region established in 1994 with assets at year end of $2.6 million increased by $2.9 million to $5.5 million in 1995. Asia Pacific region established in 1995 ended the year with $0.6 million in identifiable assets.




The  Company had a net loss of $6,893,061 or $.91  per
share  in  1995, net income of $2,746,311 or $.37  per  share  in
1994, and a net loss of $4,083,694 or $.52 per share in 1993. Increased regulatory and legal costs relating to breast implants continue to be a significant burden on the Company's bottom-line profitability. Management believes that resolution of the breast implant litigation through the Revised Settlement Program and achievement of provisional certification of the Mandatory Settlement Class will allow the Company to anticipate and manage costs associated with the litigation and move the Company forward toward profitability in the future.

Financial Condition

Liquidity

The   current  ratio  (current  assets   to   current
liabilities) of 0.9 to 1 as of December 31, 1995 is consistent with the ratio of 1.0 to 1 as of December 31, 1994. The
Company's ratio was negatively affected in 1995 and 1994 by increased legal costs due to breast implant litigation and by breast implant returns. In addition, the Company's expansion both domestically and internationally used significant cash resources throughout 1995.




For  the  year  ended December 31, 1995 the  Company's
current deficit was $6,893,061 which when added to the December 31, 1994 accumulated deficit of $5,732,863 resulted in a total accumulated deficit as of December 31, 1995 of $12,625,924. At December 31, 1995, the Company's working capital was negative $6,041,738. Significant contributors to the negative working capital included accrued salaries, wages and payroll taxes of $9.6 million as of December 31, 1995. The reason for the increase in accrued salaries and wages from 1994 to 1995 is primarily an increase in payroll tax liabilities which were paid in January 1996. In addition, accounts payable increased $2.8 million from the prior year.

Significant  uses  of  cash  during  the  years  ended
December 31, 1995, 1994 and 1993 respectively include increases in inventory of $2,539,782, $1,854,374, $6,714,356, purchases of property and equipment totaling $4,694,592, $2,948,945, and $4,195,281 and principal repayment of notes payable and long-term debt of $608,784, $1,117,373, and $3,273,941. In 1995 an additional significant use of cash was the reduction of income taxes by $3,147,534.

Significant  sources of cash during  the  years  ended
December 31, 1995, 1994, and 1993 respectively include increases in accounts payable of $2,731,166, $1,610,174, $5,705,716, accrued salaries, wages, and payroll taxes of $6,094,940, $2,353,998, $491,366, and increases of notes payable and long-term debt from financing activities of $493,511, in 1995 and $1,077,355 in 1994. Payment of related party receivables resulted in cash inflow of $302,676 in 1995 and $451,516 in 1994. An increase in related party payables of $788,807 in 1995 and $420,610 in 1994 also provided significant cash.

The Company's net deferred tax asset totaled $1,765,347
and $2,009,571 as of December 31, 1995 and 1994, respectively. The net deferred tax asset will effectively reduce tax liability going forward as allowed by Statement of Financial Accounting Standards No. 109. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset is fully recoverable against taxes previously paid and thus no further valuation allowance for these amounts is required. Deferred tax assets other than amounts expected to cover taxes previously paid require a valuation allowance due to certain negative evidence which include, but are not limited to, the uncertainty surrounding settlement of the class action litigation and cumulative losses resulting in accumulated deficit and shareholders deficit.

The  Company had net operating loss carryovers at  its
foreign subsidiaries aggregating approximately $2,260,000 at December 31, 1995 (based on exchange rates at that date) to be used by the individual foreign subsidiaries that incurred those losses. Foreign losses carryover indefinitely in all the respective countries except France where $119,377 expires in 1999 and $146,366 expires in 2000. Loss carryovers have a positive effect on future cashflows by decreasing future tax payments.




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




The  cost  of  the foregoing litigation has  adversely
affected the liquidity of the Company. Management believes that the Company may not continue as a going concern if Mandatory Class is not certified and no other acceptable settlement resolution to the breast implant litigation against the Company exists. Although management is optimistic that the Mandatory Class will be approved by the Court, there can be no assurances that this outcome will be achieved.




In  January  1996,  the Company  completed  a  private
placement offering by issuing three-year collateralized convertible, non-callable notes due March 31, 1999 bearing an
interest  rate  of  11%.   The Company received  $35  million  in
proceeds from the offering to be used for a portion of the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million is held in an escrow account to be released upon the granting and court approval of mandatory class certification.




The  Company  forecasts  that  the  majority  of  cash
necessary for US operations will continue to be generated by operations. The Company currently continues to utilize a combination of working capital and its overseas credit facility. The Company is also working to establish a domestic credit facility to meet periodic short-term cash requirements. Increased sales activity throughout 1996 is expected to increase the availability of cash resources. If cash is determined to be inadequate for the level of activity, the Company may reduce expenses such as those related to R & D projects. The future of any affected project would then be uncertain. As cash flow becomes more available, management may restart projects, or elect to terminate projects, based on a business decision and on a project-by-project basis.




The Company intends to seek out a suitable partner  in
banking to achieve current and future credit facility needs for domestic subsidiaries' support. Additionally, the Company intends to develop other methods to achieve increased working capital. These methods may be achieved through both the private and/or public sector. However, there can be no assurance that such financing will be available at acceptable terms, if at all. Settlement of the breast implant litigation will greatly enhance the Company's ability to obtain financing from banks or other lending institutions.

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

The  Company's line of credit was due for  renewal  in
August, 1993. The present bank line was not renewable under acceptable terms and conditions and was extended through March 31, 1996. On January 24, 1996, the Company paid all amounts due under the line of credit. The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements. Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification. However, there can be no assurance that such financing will be available at acceptable terms, if at all.

In April 1994, the Company increased its international
line of credit with a major Dutch bank. The current line is $1.5 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit expires on March 31, 1996. It is currently being renegotiated and is expected to be renewed. As of December 31, 1995, approximately $0.9 million had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

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




Currently, the Company is not repatriating profits from its foreign subsidiaries. All funds transferred to the Company have been repayments of outstanding intercompany loans and invoices. It has been the Company's practice to retain earnings at its foreign subsidiaries for purposes of expanding the Company's foreign operations. Although the Company is currently not repatriating profits, there are no material restrictions on its ability to do so.

The Company currently does not enter into hedging transactions to control foreign exchange rate risks. Because foreign sales represent increasing percentages of net sales, the Company anticipates that it will need to more closely monitor the impact of foreign exchange fluctuations. The Company is investigating banks with which it might establish a relationship to address this issue.

Management believes short-term liquidity will improve as a result of increased sales throughout 1996, due to increased sales areas and new product introduction decreased litigation costs as a result of projected global settlement and mandatory class certification, and efforts by the Company to raise future funding through a bank line, public, or private offering. However, no assurances can be given as to the outcome of such efforts.

The long-term liquidity of the Company is inextricably intertwined with the Company's efforts and ultimate ability to successfully resolve the breast implant litigation. Determining the long term liquidity needs of the Company is not currently possible because the settlement process has not progressed to the point where the numbers of current, ongoing, and future claimants can be determined. Management's primary plan to overcome its liquidity and financial condition difficulties is to continue to vigorously defend the products liability litigation to which it is a party and to seek a prompt and favorable settlement of such litigation and to supplement its short-term liquidity using a combination of cash generated from operations and debt and equity financing. Management firmly believes that such plan is the only viable plan available to the Company. The Company's counsel and advisors are in agreement with Management that the extent of the Company's liability cannot be determined at this time.





Capital Expenditures




Expenditures  on  property and equipment  approximated
$4.7 million in 1995 compared to $2.9 million in 1994. Additionally, capital lease obligations of approximately $89,000 were incurred during 1995 compared to capital lease obligations of approximately $21,000 incurred during 1994. The majority of the expenditures in each year were for building improvements and equipment to increase production capacity and efficiency. The Company is working on several development projects, any one of which may require additional capital resources for completion, production, and marketing. As of December 31, 1995 no material commitments for capital expenditures existed.





Significant Fourth Quarter Adjustments




The Company's provision for income taxes was adjusted to reduce income tax expense by $4,162,607, or 5.1% of net sales in 1995 and $3,154,493, or 3.9% or net sales in 1994. The Company is working closely with its advisors to anticipate ongoing tax responsibility and better reflect income tax liability/benefits during the year.

The provision for doubtful accounts and returns and allowances was increased by $1,424,734 or 1.7% of net sales in 1995 and $546,054, or 0.7% of net sales in 1994. The increase was due to a backlog of product returns developed in the fourth quarters of 1994 and 1995 as attention was diverted to other operating issues. Management has implemented a policy mandating since its implementation in March of 1996 that returns be processed on a daily basis to ensure a backlog does not develop again. This policy has been adhered to. Returns are also being monitored quarterly to determine when provisions need adjustment.

Adjustments to increase compensation expense in the fourth quarter of 1995 by $891,200 or 1.1% of net sales and $187,500 or 0.2% of net sales in 1994 were made to reflect bonuses and payments declared after year end for certain personnel. Whenever possible, management has instructed compensation to be accrued in the year the activity occurred.

In the fourth quarter of 1994, provisions for inventory obsolesce was increased $221,590, or 0.3% or net sales to better reflect inventory for future sale. The provision for product liability was also increased in the fourth quarter of 1994 by $315,721, or 0.4% of net sales to more accurately reflect the potential impact of the Company's limited product warranty. Offsetting adjustments were made to reduce rental expense of $800,000, or 1.0% of net sales, and record royalty income receivable of $325,301, or 0.4% of net sales.




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INAMED Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company, through certain subsidiaries, has been a defendant in substantial litigation related to breast implants which has adversely affected the liquidity and financial condition of the Company. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are discussed in Note 14 to the consolidated financial statements, and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coopers & Lybrand L.L.P.

Las Vegas, Nevada
March 28, 1996


               INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets


                                                        December 31,
               Assets                               1995           1994

Current Assets:
   Cash and cash equivalents                     $ 2,807,327     $  673,951
   Trade accounts receivable, net of allowance
      for doubtful accounts and returns and
      allowances of $6,641,177 in 1995 and
      $6,025,827 in 1994                          10,470,375      11,319,487
   Notes receivable - trade                          157,534       1,400,503
   Related party notes receivable                    385,508              --
   Inventories                                    17,695,847      14,879,570
   Prepaid expenses and other current assets       1,825,213       2,548,748
   Income tax refund receivable                       95,580         462,304
   Deferred income taxes                           2,014,589       2,648,653
                                                 ___________     ___________
      Total current assets                        35,451,973      33,933,216

Property and equipment, at cost:
   Machinery and equipment                         8,923,564       7,449,622
   Furniture and fixtures                          3,714,717       2,620,594
   Leasehold improvements                          7,567,208       5,469,234
                                                 ___________     ___________

                                                  20,205,489      15,539,450
Less, accumulated depreciation and amortization
                                                  (9,234,166)     (6,819,866)
                                                 ___________     ___________
      Net property and equipment                  10,971,323       8,719,584

Notes receivable, net of allowance of
   $1,066,958 in 1995                              2,047,535       2,215,058

Related party notes receivable                            --         688,184

Intangible assets, net                             1,658,926       1,956,648

Deferred income taxes                                     --          48,810

Other assets, at cost                                255,187         248,901
                                                 ___________     ___________

Total assets                                     $50,384,944     $47,810,401
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.



                INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets


                                                         December 31,
Liabilities and Stockholders' (Deficit) Equity        1995          1994

Current liabilities:
   Current installments of long-term debt          $    51,735   $   176,910
   Notes payable to bank                             1,273,476     1,795,721
   Notes payable                                       493,511            --
   Related party notes payable                       1,759,417       970,610
   Accounts payable                                 18,596,800    15,780,050
   Accrued liabilities:
      Salaries, wages and payroll taxes              9,559,348     3,381,369
      Interest                                       1,609,947       567,365
      Self-insurance                                 1,130,632     1,291,605
      Stock option compensation                         68,714        68,714
      Other                                          2,200,860     2,462,930
   Royalties payable                                 2,926,388     1,053,888
   Income taxes payable                              1,812,818     4,960,352
   Deferred income taxes                                10,065       335,777
                                                   ___________   ___________
      Total current liabilities                     41,493,711    32,845,291

Long-term debt, excluding current installments          89,437        50,801

Deferred grant income                                1,114,735       931,367

Deferred income taxes                                  239,177       352,115

Litigation settlement                                9,152,000     9,152,000

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      7,602,617 in 1995 and 7,466,139 in 1994           76,027        74,662
   Additional paid-in capital                        9,963,635     9,699,345
   Cumulative translation adjustment                   882,146       437,683
   Accumulated deficit                             (12,625,924)   (5,732,863)
                                                   ___________   ___________
      Stockholders' (deficit) equity                (1,704,116)    4,478,827

Total liabilities and stockholders'
   (deficit) equity                                $50,384,944   $47,810,401
                                                   ===========   ===========





See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Operations

          Years ended December 31, 1995, 1994 and 1993



                                        1995          1994          1993
Net sales                            $81,625,581   $80,385,342   $74,497,946
Cost of goods sold                    30,155,783    26,264,458    22,973,697
                                     ___________   ___________   ___________
      Gross profit                    51,469,798    54,120,884    51,524,249
                                     ___________   ___________   ___________
Operating expense:
   Marketing                          23,434,040    19,719,078    16,865,104
   General and administrative         32,833,609    27,099,371    25,904,418
   Research and development            4,392,054     3,724,410     3,074,234
   Litigation settlement                      --            --     9,152,000
                                     ___________   ___________   ___________
     Total operating expenses         60,659,703    50,542,859    54,995,756
                                     ___________   ___________   ___________

     Operating income (loss)          (9,189,905)    3,578,025    (3,471,507)
                                     ___________   ___________   ___________
Other income (expense):
   Interest income                       770,081       428,704       186,665
   Interest expense                     (833,086)     (624,261)     (504,734)
   Royalty income                        351,376       419,675       496,444
   Foreign currency transaction
      gains (losses)                    (252,525)      264,473      (786,371)
   Miscellaneous income                  578,199       940,487       370,410
                                     ___________   ___________   ___________

     Net other income (expense)          614,045     1,429,078      (237,586)
                                     ___________   ___________   ___________

Gain on sale of subsidiaries                  --            --     4,158,541
                                     ___________   ___________   ___________

      Income (loss) before income
        tax (benefit) expense         (8,575,860)    5,007,103       449,448
                                     ___________   ___________   ___________

Income tax (benefit) expense          (1,682,799)    2,260,792     4,533,142
                                     ___________   ___________   ___________

      Net income (loss)              $(6,893,061)  $ 2,746,311   $(4,083,694)
                                     ===========   ===========   ===========

Net income (loss) per share of
   common stock                      $      (.91)  $       .37   $      (.52)
                                     ===========   ===========   ===========

Weighted average shares outstanding    7,544,335     7,410,591     7,850,853
                                     ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                       INAMED CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Stockholders' (Deficit) Equity

                  Years ended December 31, 1995, 1994 and 1993


                                                  Additional    Cumulative
                                Common Stock        Paid-in     Translation    Accumulated    Stockholders'
                             Shares      Amount     Capital     Adjustment      Deficit      (Deficit)Equity

Balance December 31, 1992    7,985,251   $79,853  $10,778,411   $  83,107      $(4,395,480)  $ 6,545,891
Net loss                            --        --           --          --       (4,083,694)   (4,083,694)
Repurchases and retirement
  of common stock             (587,684)   (5,877)  (1,038,143)         --               --    (1,044,020)
Issuances of common stock       63,000       630       90,720          --               --        91,350
Translation adjustment              --        --           --    (162,102               --      (162,102)
                             ____________________________________________________________________________

Balance December 31, 1993    7,460,567    74,606    9,830,988     (78,995)       (8,479,174)   1,347,425
Net  income                         --        --           --          --         2,746,311    2,746,311
Repurchases and retirement
   of common stock          (1,240,034)   (1,240)    (405,447)         --                --     (406,687)
Issuances of common stock      129,606     1,296      273,804          --                --      275,100
Translation adjustment              --        --           --      516,678               --      516,678
                            ______________________________________________________________________________

Balance December 31, 1994    7,466,139    74,662    9,699,345      437,683       (5,732,863)    4,478,827
Net loss                            --        --           --           --       (6,893,061)   (6,893,061)
Repurchases and retirement
   of common stock                (322)       (3)      (1,342)          --               --        (1,345)
Issuances of common stock      136,800     1,368      265,342           --               --       267,000
Translation adjustment              --        --           --       444,463              --       444,463
                            ______________________________________________________________________________

Balance December 31, 1995    7,602,617    $76,027  $9,963,635      $882,146    $(12,625,924)  $(1,704,116)
                            ==============================================================================

See accompanying notes to consolidated financial statements.





               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

          Years ended December 31, 1995, 1994 and 1993

                                                   1995             1994             1993
Cash flows from operating activities:
  Net income (loss)                             $(6,893,061)     $2,746,311     $(4,083,694)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                 2,432,554       2,058,642       1,553,829
    Amortization of deferred grant income           (78,322)        (61,442)        (41,847)
    Amortization of intangible assets               297,722         254,391         249,491
    Non-cash stock compensation                      29,500          29,000              --
    Non-cash compensation to officers/directors     165,000              --         727,230
    Provision  for doubtful accounts and returns  1,707,308         884,831        (100,409)
    Provision for obsolescence                      308,632         450,730       1,854,644
    Deferred income taxes                           243,430         199,897         595,532
    Gain on sale of subsidiaries                         --              --      (4,158,541)
    Litigation settlement                                --              --       9,152,000
    Write-off of intangible assets                       --          46,017         440,000
    Changes in current assets and liabilities:
      Trade accounts receivable                     503,114      (3,634,991)     (1,169,119)
      Notes receivable                              343,534          12,814         (31,751)
      Inventories                                (2,539,782)     (1,854,374)     (6,714,356)
      Prepaid expenses and other
        current assets                              791,350      (2,091,247)        254,282
     Income tax receivable                          367,476        (113,304)             --
     Other assets                                    (6,286)        (62,376)         69,090
     Accounts payable                             2,731,166       1,610,174       5,705,716
     Accrued salaries, wages, and payroll taxes   6,094,940       2,353,998         491,366
     Accrued interest                             1,042,582         342,294          (1,786)
     Accrued self-insurance                        (160,973)         (1,631)       (666,896)
     Other accrued liabilities                     (284,380)       (108,978)        (54,661)
     Royalties payable                            1,872,500          91,526        (269,888)
     Income taxes payable                        (3,147,534)        576,768       2,259,002
                                                ___________     ___________     ___________
       Net cash provided by
          operating activities                    5,820,470       3,729,050       6,059,234
                                                ===========     ===========     ===========
Cash flows from investing activities:
   Purchase of property and equipment            (4,694,592)     (2,948,945)     (4,195,281)
   Proceeds from sale of property and equipment          --              --       2,725,000
   Increase in notes receivable, net of
     forgiveness of intercompany payable                 --              --      (1,973,368)
 Acquisition of INAMED, S.A.                             --        (400,050)             --
                                                ___________     ___________     ___________
      Net cash used in investing activities     (4,694,592)      (3,348,995)     (3,443,649)
                                                ___________     ___________     ___________




(Continued)

See accompanying notes to consolidated financial statements.





               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, Continued

                                                      1995           1994           1993

Cash flows from financing activities:
   Increases in notes payable and long-term debt   $   493,511    $ 1,077,355    $       --
   Principal repayment of notes payable
     and long-term debt                              (608,784)    (1,117,373)    (3,273,941)
   (Increase) decrease in related party
     receivables                                      302,676        451,516       (458,387)
  Increase in related party payables                  788,807        420,610             --
  Grants received, gross                              228,453        157,728        233,529
  Proceeds from exercise of stock options              72,500         26,100             --
  Repurchase of common stock                           (1,345)      (406,687)      (358,124)
  Cash overdraft                                           --             --        331,795
                                                  ___________     ___________   ___________

Net cash provided by (used in) financing
   activities                                       1,275,818         609,249    (3,525,128)
                                                  ___________     ___________   ___________

Effect of exchange rate changes on cash              (268,320)       (315,353)      221,308
                                                  ___________     ___________   ___________

Net increase (decrease) in cash
  and cash equivalents                              2,133,376         673,951      (688,235)

Cash and cash equivalents at beginning of year        673,951              --       688,235
                                                  ___________     ___________   ___________

Cash and cash equivalents at end of year          $ 2,807,327     $   673,951   $        --
                                                  ===========     ===========   ===========
Supplemental disclosure of cash flow
   information:
      Cash paid during the year for:
        Interest                                  $   442,314     $   311,876   $   506,520
                                                  ===========     ===========   ===========

        Income taxes                              $   273,947     $ 1,639,755   $ 1,280,000
                                                  ===========     ===========   ===========




(Continued)

See accompanying notes to consolidated financial statements.
               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, continued


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

Revenue Recognition




The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists". Revenues are recorded net of estimated sales returns and allowances when product is shipped. The Company ships product with the right of return and has provided an estimate of the allowance for sales returns based on historical returns and
projected sales.  Because management   can   reasonably    estimate
future sales returns, the product    sales     prices     are
substantially fixed, and other reasons     the      Company
recognizes net sales when the product    is    shipped.     The
estimated allowance for sales returns is based on the historical trend of returns, year-to-date sales, projected future sales and other factors.




Inventories

Inventories are stated at the lower of cost (first-in, first-
out) or market (net realizable value).    Estimated   inventory
obsolescence     has    been    provided    for    in     the     financial
statements     and     has     generally    been    within     management's
expectations.

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

Intangible and Long-Term Assets




Intangible    and   long-term   assets   are   stated    at    cost    less
accumulated    amortization,   and   are   amortized   on    a    straight-
line basis over their estimated useful lives as follows:

          Customer lists                        5 years
          Organization costs                    5 years
          Patents                              17 years
          Trademarks and technology             5 years
          Goodwill                          10-12 years

The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase
transactions.       The     Company     periodically     evaluates      the
realizability    of    goodwill.     Based    upon    its    most    recent
analysis,   no   impairment   of   goodwill   exists   at   December    31,
1995.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived   Assets   to   be   Disposed   of"   (SFAS   No.   121),    was
issued and was adopted by the Company for the year ended December 31, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or
changes    in    circumstances   indicate   the    carrying    amount    of
such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. Impairment of long-lived assets is measured by the difference between the discounted future cash flows expected to be generated from the long-lived asset against the fair value of the long-
lived asset. Fair value of long-lived assets is determined by the amount at which the asset could be bought or sold in a current transaction between willing parties. The adoption of SFAS No. 121 did not have any impact on the financial
position,    results    of   operations,   or    cash    flows    of    the
Company.




Research and Development




Research and development costs are expensed when incurred.




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

Recently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1996. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation expense using Accounting Principles Board Opinion No. 25.

Reclassification

Certain    reclassifications   were   made   to   the   1993    and    1994
consolidated    financial   statements   to    conform    to    the    1995
presentation.

(2)  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:




                                     December 31  December 31
                                          1995        1994

     Accounts receivable              $17,111,552   $17,345,314
     Allowance for doubtful accounts     (964,928)     (678,942)
     Allowance for returns and credits (5,676,249)   (5,346,885)
                                      ___________   ___________

     Net accounts receivable          $10,470,375   $11,319,487
                                      ___________   ___________

     Notes receivable                 $ 3,114,493   $ 2,215,058
     Allowance for doubtful notes      (1,066,958)           --
                                      ___________   ___________

     Net notes receivable             $ 2,047,535   $ 2,215,058

Allowances for accounts receivable and notes receivable increased by $1,682,308 in 1995. Terms under the note receivable are currently in dispute and, therefore, the Company has established an estimated provision for credit loss in the allowance for doubtful notes as of December 31, 1995.




(3)  Inventories

     Inventories are summarized as follows:

                          December 31, 1995    December 31, 1994

     Raw materials        $ 2,513,862          $ 2,187,689
     Work in progress       3,773,579            3,268,947
     Finished goods        12,167,768            9,873,664
                          ___________          ___________
                           18,455,209           15,330,300
     Less allowance for
         obsolence           (759,362)            (450,730)
                          ___________          ___________
                          $17,695,847          $14,879,570

(4)  Intangible Assets

Intangible assets, at cost, are summarized as follows:

                                                December 31
                                              1995        1994

     Customer lists                      $  125,000     $  125,000
     Organization and acquisition costs     251,539        237,814
     Patents, trademarks and technology   2,585,961      2,585,961
     Goodwill                             1,785,451      1,841,234
     Other                                  337,827        337,827
                                         __________     __________

                                          5,085,778      5,127,836
     Less accumulated amortization       (3,426,852)    (3,171,188)
                                         __________     __________

                                         $1,658,926     $1,956,648
                                         ==========     ==========

Effective January 1994, the Company acquired the assets of
Novamedic, S.A.  The     cost in excess of fair value of the net
assets acquired of $797,294 is classified as      goodwill.

(5)  Lines of Credit

As of December 31, 1995 and 1994, the Company had outstanding borrowings in the amount of $328,366 and
$718,366, respectively, under a $5,300,000 revolving line of credit agreement with a domestic bank which expired August 31, 1993 and was extended through March 31, 1996. The terms of the agreement required the Company to make monthly principal payments ($30,000 per month at December 31, 1995)
and monthly interest payments at prime plus 2.5% per annum (11.0% per annum at December 31, 1995). Interest of $62,519, $105,417, and $203,186 was paid on the line of credit in 1995, 1994, and 1993, respectively. The line of credit is collateralized by the Company's domestic accounts receivable, inventories and certain other assets. In September 1994, the company entered into an agreement with the bank which deleted the financial covenants which had been part of the original line of credit agreement. In January 1996, the obligation to the bank was satisfied.

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

(6)  Long-Term Debt

Long-term debt is summarized as follows:

                                                              December 31,
                                                            1995        1994
Note payable to Department of Commerce, due in
   monthly installments of $766, including interest
   at 8.9% through January 1995                             $     --    $     760
Capital lease obligations, collateralized by related
   equipment, payable in monthly installments
   aggregating $8,754, including interest at 6.9%
   to 15.8%, expiring through November 1998                   141,172     226,951
                                                            _________   _________

                                                              141,172     227,711
Less, current installments                                    (51,735)   (176,910)
                                                            _________   _________
                                                            $  89,437   $  50,801
                                                            =========   =========

The aggregate installments of long-term debt as of December
31, 1995 are as follows:

           Year ending December 31:
                        1996           $ 51,735
                        1997             65,993
                        1998             23,444
                                       ________
                                       $141,172
                                       ========

(7)  Deferred Grant Income

Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment, and is amortized over the life of the related assets against the related depreciation expense. Amortization for the years ended December 31, 1995, 1994 and 1993 was approximately $78,000, $61,000, and $42,000, respectively.

In addition, for the years ended December 31, 1994 and 1993, respectively, approximately $125,000, and $225,000 was received for training grants. For the year ended December 31, 1993, approximately $41,000 was received for rent subsidy grants. These amounts have been offset against the related expenses on the accompanying consolidated statements of operations.




IDA    grants    are   subject   to   revocation   upon   a    change    of
ownership    or   liquidation   of   McGhan   Limited.    If   the    grant
were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company would be liable for the amount of $2,552,362 as of December 31, 1995.




(8)  Income Taxes

Income tax (benefit) expense at December 31, is summarized as follows:

                          1995          1994         1993
   Current:
       Federal          $(2,267,198)  $1,577,188   $2,823,052
       State               (195,969)     310,816      934,374
       Foreign              551,893      172,891      241,184
                        ___________   __________   __________

           Total        $(1,911,274)  $2,060,895   $3,998,610

    Deferred:
       Federal          $   530,419   $  (70,778)  $  353,280
       State               (157,016)     (39,984)     181,252
       Foreign             (144,928)     310,659           --
                        ___________   __________   __________

           Total            228,475      199,897      534,532

                        $(1,682,799)  $2,260,792   $4,533,142
                        ===========   ==========   ==========




For financial reporting purposes, earnings from continued operations before income taxes includes the following components:

     Year ended December 31,       1995      1994      1993
     Pretax income:
        Domestic               $(6,912,125)  $ 5,422,396 $   127,282
        Foreign                 (1,663,735)     (415,293)    322,166
                               ___________    __________  __________

     Total Pretax Income       $(8,575,860)    5,007,103     449,448




(8)   Income Taxes, continued

The primary components of temporary differences which comprise the Company's net deferred tax assets as of December 31,1995 and 1994 are as follows:

                                            December 31,    December 31,
                                               1995             1994
Deferred tax assets:
   Allowance for doubtful accounts          $   576,350      $   203,113
   Allowance for returns                      2,895,564        2,102,447
   Inventory reserves                            90,090           36,159
   Inventory capitalization                     481,456          458,583
   Accrued liabilities                          599,605          666,117
   Net operating losses                       1,103,248          510,032
   State taxes                                    2,554          165,114
   Intangible assets                            168,151          161,296
   Litigation settlement                      3,651,648        3,651,648
   Tax credits                                  145,748               --
   Other                                          8,322           16,023
                                            ___________      ___________
   Deferred tax assets                        9,722,736        7,970,532
   Valuation allowance                       (7,377,074)      (5,000,080)

Deferred tax assets                           2,345,662        2,970,452

Deferred tax liabilities:
   Depreciation and amortization                (46,456)         (33,210)
   Installment sale                            (358,584)        (592,645)
   Other foreign                               (175,275)        (335,026)
                                            ___________      ___________

Deferred tax liability                         (580,315)        (960,881)

Net deferred tax asset                      $ 1,765,347      $ 2,009,571
                                            ===========      ===========


Although    realization   is   not   assured,   management   believes    it
is   more   likely   than  not  that  the  net  deferred   tax   asset   is
fully recoverable against taxes previously paid and thus no further valuation allowance for these amounts is required.

(8)        Income Taxes, continued

The difference between actual tax expense (benefit) and the "expected" tax expense (benefit) computed by applying the Federal corporate tax rate of 34% for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                              1995        1994        1993

"Expected" tax expense (benefit)          $(2,915,792)    $1,702,415  $   152,812
Litigation settlement                              --             --    3,111,680
Tax effect of nondeductible expenses           51,084         43,974       18,196
Goodwill amortization                          49,924         61,525       18,615
Research tax credits                       (1,099,596)      (188,223)     (46,851)
Foreign taxes                                 406,965        483,550      241,184
State franchise tax (benefit), net of
   Federal tax benefits                      (268,488)       175,944      736,313
Losses of foreign operations                  (48,256)      (290,522)    (170,116)
Change in valuation allowance of
   deferred tax assets                      1,948,830             --           --
Tax penalties                                 276,708        150,726      415,658
Other                                         (84,178)       121,403       55,651
                                          ___________     ___________  __________

                                          $(1,682,799)    $ 2,260,792  $4,533,142

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

(9)  Royalties

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

(10) Stockholders' Equity

The Company has adopted several incentive and non-statutory stock option plans. Under the terms of the plans, 610,345 shares of common stock are reserved for issuance to key employees at prices generally not less than the market value of the stock at the date the options are granted, unless previously approved by the Board of Directors.

Activity   under   these   plans  for  the   years   ended   December   31,
1995, 1994 and 1993 is as follows:

                                                 1995        1994        1993

Options outstanding at beginning of year       202,500     247,854     222,054
Granted                                             --          --     100,000
Exercised                                      (50,000)    (18,000)    (63,000)
Expired or canceled                             (6,000)    (27,354)    (11,200)
                                               _______     _______     _______

Options outstanding at end of year             146,500     202,500     247,854
                                               =======     =======     =======

Options exercisable at end of year              94,000     122,500     126,604
                                               =======     =======     =======



The    exercise    price   of   all   options   outstanding    under    the
stock option plans range from $1.45 to $2.49 per share. All options exercised in 1993, 1994 and 1995 were exercised at a price of $1.45. At December 31, 1995, there were 114,754 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below the fair market value of the common stock at the date of grant. Accordingly, the Company is amortizing the difference between the fair market value and the exercise price of the related outstanding options over the vesting period of the options. Stock option compensation expense for the years ended December 31, 1995, 1994 and 1993 aggregated $9,000, $10,000, and $38,000, respectively.

In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the 1984 plan). Under the terms of the plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In
1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of
McGhan Medical Corporation. The 1993 options granted was restated from 20,000 to 100,000 to reflect 80,000 options which were actually granted in 1993 but due to internal reporting error were not recorded until 1995. When the options were originally granted in 1993, the fair market value of the stock was below the stock option exercise price of $1.45 and therefore no compensation expense was recorded.




In    1986,   the   Company   adopted   an   incentive   and   nonstatutory
stock   option   plan   (the  1986  plan).   Under   the   terms   of   the
plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under this plan during 1995.

In 1987, the Company also adopted an incentive stock award plan. Under the terms of this plan, 300,000 shares of common stock were reserved for issuance to employees at the discretion of the Board of Directors. The Directors awarded 11,800 shares in 1995 and 11,600 shares in 1994 with aggregate values of $29,500 and $29,000, respectively. No shares were awarded in 1993. At December 31, 1995, there
were    119,612   shares   available   for   future   grant   under    this
plan.

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


(11) Foreign Sales Information

Net   sales   to   customers   in   foreign   countries   for   the   years
ended    December    31,    1995,   1994   and   1993    represented    the
following percentages of net sales:

                                1995        1994        1993

              Europe           22.3%       21.5%       14.3%
              Asia - Pacific    3.5           2.7       3.1
              LatinoAmerica     5.4           1.4
              1.4
              Other             0.3         0.7         0.7

                               31.5%       26.3%       19.5%



(The Europe classification above includes Netherlands, Belgium, United Kingdom, Italy, France and Germany. The Asian-Pacific classification includes Hong Kong, China, Japan, Taiwan, Singapore, Thailand, The Philippines, Korea, Indonesia, India Pakistan, New Zealand and Australia. The LatinoAmerican classification above includes Central America, South America, Spain, and Portugal.)




(12) Geographic Segment Data

The   following   table   shows   net  sales,   operating   income   (loss)
and   identifiable   assets   by   geographic   segment   for   the   years
ended December 31, 1995, 1994, and 1993:



                                 1995        1994        1993

Net sales:
   United States           $ 55,881,262    59,196,401    59,943,525
   Europe                    20,803,402    18,310,708    14,554,421
   Asia Pacific                 562,894            --            --
   LatinoAmerica              4,378,023     2,878,233            --
                           ____________    __________    __________

                           $ 81,625,581    80,385,342    74,497,946
Operating income (loss):
   United States           $ (7,601,277)    4,717,154    (4,304,047)
   Europe                       349,049      (909,840)      832,540
   Asia Pacific                 105,533            --            --
   LatinoAmerica             (2,043,210)     (229,289)           --
                           ____________    __________     __________
                           $ (9,189,905)    3,578,025     (3,471,507)
Identifiable assets:
   United States           $ 25,976,480    29,337,456     27,618,672
   Europe                    18,351,644    15,899,258     10,238,633
   Asia Pacific                 593,423            --             --
   LatinoAmerica              5,463,397     2,573,687             --
                           ____________    __________     __________
                           $ 50,384,944    47,810,401     37,857,305




(13)      Related Party Transactions

Included in assets is an unsecured note receivable from Michael D. Farney, Chief Executive Officer and Chief Financial Officer of the Company. This receivable approximated $386,000 and $688,000 as of December 31, 1995 and 1994, respectively. The note bears interest at 9.5% per annum and is due in June 1996. The note is primarily for various personal activities. On March 4, 1996, the officer paid the balance of the note in full.

Included in liabilities are notes payable to McGhan Management Corporation, a Nevada Corporation and Donald K. McGhan, Chairman and President of the Company. Mr. McGhan and his wife are the majority shareholders of McGhan
Management Corporation and Mr. McGhan is President and Chairman of that Corporation. These payables approximated $1,209,000 and $421,000 as of December 31, 1995 and 1994,
respectively.    The   notes  bear  interest   at   prime   plus   2%   per
annum (10.5% per annum at December 31, 1995) and are due June 30, 1996, or on demand. The Company paid the balance
of   these   notes   in   full  on  January  25,   1996.    Also   included
in liabilities is a note payable of approximately $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

During 1992, the Company entered into a rental arrangement with an Star America Corporation, a Nevada Corporation of which Michael D. Farney, Chief Executive Officer and Chief Financial Officer of the Company is the only Director and
Officer for rental of a Beachcraft BE2000 Starship to provide air transportation for corporate purposes. The minimum rental through December 31, 1993 was $95,000 per month. In January 1994 this rent was renegotiated to a month-to-month arrangement with a monthly rent of $74,000 during 1994. Rent expense for 1995, 1994 and 1993 was
$900,000,      $888,000,     and     $1,260,000,     respectively.       In
February    1995,   the   Company   received   a   credit   voucher    from
Star America     Corporation     for     $800,000.      This     amount
represented   payments   made   during   1994   in   excess    of    actual
rent agreement and has been included in other current assets at December 31, 1994. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The rental arrangement with Star America Corp. was terminated effective December 31, 1995.

(14)  Employee Benefit Plans




Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan for all US employees. After six months of service, employees become eligible to participate in the Plan. Participants may contribute to the plan up to 20% of their compensation annually, subject to the limitations in the Internal Revenue Code. The Company can match contributions equal to 10% of each participant's contribution, limited to 5% of the participant's compensation. The participants are 100% vested in their own contributions and vesting in the Company's contributions is based on years of credited service. Participants become
100% vested after five years of credited service. Participants may invest elective contributions amongst funds selected by the Company and the Trustee(s) of the plan. The
Trustee(s) and the Company may choose the investment options for any employer nonelective contribution. The Company's contributions to the plan amounted to $0, $0, and $96,519 for the years ended December 31, 1995, 1994, and 1993, respectively.

Effective January 1, 1990, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Employees in active employment on January 1, 1990 were immediately eligible. Plan benefits, including pension upon retirement at the age of 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. The pension plan is financed by premiums which are paid by the employer and the employees. The premium is based on financing a pension of 70% of the salary per person. Participants share in the
cost   of   the  plan  by  making  contributions  of  3%  to  5%   of   the
pension    basis.    The   funding   policy   is   to   pay   the   accrued
pension    contribution   currently.    The   premiums,   paid    to    the
external    pension  management   company,   are    invested    80%    in
government bonds and 20%  in  stocks listed on the Amsterdam Exchange.
The return on investments for the pension management company in 1995 was approximately 24%. Administrative costs paid by the Company were approximately $19,100 in 1995, $12,900 in 1994 and $11,600 in 1993.
Contributions to the defined benefit pension plan approximated $75,000, $49,000, and $55,000 for the years ended December 31,1995, 1994, and 1993, respectively.




Effective February 1, 1990, a certain subsidiary adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 200% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $198,000, $144,000, and $77,000 for the years ended December 31, 1995, 1994, and 1993, respectively.




Effective January 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. The pension plan is financed by premiums which are paid by the employer and the employee. The premium is based on 8% of the current salary. Participants share in the cost of the plan by making contributions of 2% to 3% of the pension basis. The funding policy is to pay the accrued pension contribution currently. The premiums are paid to an external pension management company which invests the premiums in government bonds. The pension management company guarantees a return of 5% per year on investments. Administrative costs paid to the pension management company are approximately 20% of contributions made each year. Contributions to the defined benefit pension plan approximated $17,000, $14,000, and $15,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Effective February 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including additional pension upon retirement at age 65 or complete disability, are based on an
employee's    years    of   service   and   average   compensation    prior
to retirement. Participants do not share in the cost of the plan. The funding policy is to pay the accrued pension contribution currently. The premiums, paid to the external pension management company, are invested 52% in government bonds, 13% in stocks, 25% in mortgages and 10% in buildings. The Company pays the administrative costs to the pension management company which totaled $2,155 in 1995, $1,344 in 1994 and $897 in 1993. The Company's contributions to the plan approximated $24,000, $10,000, and $12,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Effective    July    1,    1992,   a   certain   subsidiary    adopted    a
Defined    Contribution    Plan   for    all    employees.     After    six
months of service, employees become eligible to participate in the plan. They may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 100% of the participant's contribution. The employee is immediately and fully vested in the Company's
contribution    however,   the   pension   can   only   be    drawn    upon
retirement or complete disability. All premiums are paid to an external pension company which invests the accumulated funds in government bonds. The return on investments has been approximately 8% each year. The Company pays administrative costs to the pension management company which totaled $320 in 1995, $307 in 1994 and $300 in 1993. The
Company's contributions to the plan approximated $9,000, $7,000, and $6,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Effective July 1, 1993, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement at age 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants do not share in the cost of the plan. The funding policy is to pay the accrued pension contribution currently. The Company's yearly contribution per employee is equal to one month of an employee's salary. The premiums are paid to an external pension management company which invests 70% of the accumulated funds in government bonds and 30% in buildings and stocks. The pension management company's return on investment has been approximately 11% each year. The Company has paid administrative costs of $3,000, $2,413 and $708 for the years ended December 31, 1995, 1994 and 1993 respectively. The Company's contributions to the plan approximated $15,000 and $12,000 for the years ended December 31, 1995 and 1994, respectively.

Effective January 1, 1995, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including a pension upon retirement at age 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. The Company contributes 7% of the employees' fixed salaries. Participants do not share in the cost of the plan. The premiums are paid to an external pension management company and are invested in government bonds, loans, real-estate and French and international stocks. The pension management company's return on investment in 1995 was 6%. The Company paid administrative costs of an insignificant amount in 1995 to the pension management company. The Company's contributions to the plan approximated $15,000 for the year ended December 31, 1995.




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

(15)  Litigation




The Company and/or its subsidiaries are defendants in numerous state and federal court actions and a Federal class action in the United States District Court, Northern District of Alabama, Southern Division, under The Honorable Sam C. Pointer, Jr., Chief Judge U.S. District Court, identified as Breast Implant Products Liability Litigation, Multiple District Litigation No. 926, Master File No. CV 92-P-10000-S ("MDL 926"). One of the federal cases, Lindsey,
et   al.,  v.  Dow  Corning  Corp.,  et  al.,  Civil  Action  No.  CV   94-
11558-S was conditionally certified as a class action for purposes of settlements ("MDL Settlement") on behalf of persons having claims against certain manufacturers of breast implants. The alleged factual basis for typical lawsuits include allegations that the plaintiffs' breast implants caused specified ailments including, among others, auto-immune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue.

A result of the MDL Settlement was the establishment of a Claims Administration Office in Houston, Texas, under the
direction    of    Judge   Ann   Cochran.    Class    Members    who    had
breast implants prior to June 1993 have registered with the Claims Office. Judge Pointer certified the "Global" Settlement by Final Order and Judgment on September 1, 1994. Subsequently, a preliminary review of claims produced projected payouts that were greater than the amounts the
breast   implant   manufacturers  had  agreed   to   pay.    On   May   15,
1995, Dow Corning Corp., formerly one of the manufacturers and a significant contributor to the Global Settlement fund, filed for federal bankruptcy protection because of lawsuits over the devices.

On   December   29,   1995,   the  Company  entered   into   an   agreement
with   the   MDL   926   Settlement  Class  Counsel   and   certain   other
defendants that is now identified as the "Bristol, Baxter, 3M, McGhan & Union Carbide Revised Breast Implant Settlement
Program" ("Revised Settlement"). The Revised Settlement provides a procedure to resolve claims of current claimants and ongoing claimants who are registered with the Claims Office.

Due   to   the   nature   of   the   Revised   Settlement   which   allowed
ongoing registrations, "opt-ins", as well as a limited potential for claimants, during the life of the program, to opt-out of the Revised Settlement ("opt-outs"), the aggregate dollar amount to be received by the class of claimants under the Revised Settlement has not been fully ascertained.

The Revised Settlement is an approved-claims based settlement. Therefore, to project a range of the potential cost of the Revised Settlement, the parties utilized a court-sponsored sample of claimants' registrations and claims filed through the MDL 926 Settlement Claims Office against
all   defendants   and   assumed   approval   of   100   percent   of   the
claims as initially submitted. Although adequate for negotiation purposes, the sample is unsatisfactory for the purposes of determining an aggregate dollar liability for accounting purposes because the processing of current claims is not complete, the process of ongoing claims will continue for fifteen years, and the Settlement is subject to opt-ins and opt-outs.

The   following   is   a  recap  of  the  certain  events   involving   the
Company's    product   liability   issues   relating   to   silicone    gel
breast implants which the Company manufactures and markets.

The claims in Silicone Gel Breast Implant Products Liability Litigation MDL 926 are for general and punitive damages relating to physical and mental injuries allegedly sustained as a result of silicone gel breast implants produced by the
Company. Although the amount of claims asserted against the Company is not readily determinable, the Company believes that the stated amount of claims substantially exceeds provisions made in the Company's consolidated financial statements. The Company has been a defendant in substantial litigation related to breast implants which have adversely affected the liquidity and financial condition of the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from this uncertainty.

On    June    25,    1992    the   judicial   panel    on    multi-district
litigation in re: Silicone Gel Breast Implant Products Liability Litigation consolidated all federal breast implant cases for discovery purposes in Federal District Court for the Northern District of Alabama under the multi-district
litigation       rules.        Several       U.S.-based       manufacturers
negotiated     a    settlement    with    the    Plaintiffs'    Negotiating
Committee ("PNC"), and on March 29, 1994 filed a Proposed Non-Mandatory Class Action Settlement in the Silicone Breast Implant Products Liability (the "Settlement Agreement")
providing for settlement of the claims as to the class (the "Settlement") as described in the Settlement Agreement. The Settlement Agreement, upon approval, would have provided resolution of any existing or future claims, including claims for injuries not yet known, under any Federal or State law, from any claimant who received a silicone breast implant prior to June 1, 1993.




The Company was not originally a party to the Settlement Agreement. However, on April 8, 1994 the Company and the PNC reached an agreement which would join the Company into the Settlement. The agreement reached between the Company and the PNC added great value to the Settlement by enabling all plaintiffs and U.S.-based manufacturers to participate in the Settlement, and facilitating the negotiation of individual contributions by the Company, Minnesota Mining and Manufacturing Company ("3M"), and Union Carbide Corporation which total more than $440 million.

A    fairness    hearing   for   the   non-mandatory   class    was    held
before Judge Pointer on August 18, 1994. On September 1, 1994, Judge Pointer gave final approval to the non-mandatory class action settlement. The deadline for plaintiffs to enter the Settlement was March 1, 1995.

Under the terms of the Settlement Agreement, the parties stipulated and agreed that all claims of the Settlement Class against the Company regarding breast implants and breast implant materials would be fully and finally settled and resolved on the terms and conditions set forth in the Settlement Agreement.




Under the terms of the Settlement Agreement, the Company would have paid $1 million to the Settlement fund for each of 25 years starting three years after Settlement approval
by   the   Court.    The  Settlement  was  approved   by   the   court   on
September   1,   1994.    The  Company  recorded  a   pre-tax   charge   of
$9.1   million   in   October   of  1994.   The   charge   represents   the
present value (discounted at 8%) of the Company's settlement of $25 million over a payment period of 25 years, $1 million per year starting three years from the date of Settlement approval.

Under    the    Settlement,   $1.2   billion   had   been   provided    for
"current    claims"    (disease    compensation    claims).      In     May
1995,    Judge    Pointer    completed    a    preliminary    review     of
current    claims   against   all   Settlement   defendants    which    had
been    filed    as    of    September    1994,    in    compliance    with
deadlines   set   by   the   court.    Judge   Pointer   determined    that
based    on    the    preliminary    review,    projected    amounts     of
eligible   current   claims   appeared   to   exceed   the   $1.2   billion
provided   by   the   Settlement.   Discrete   information   as   to   each
defendant    was   not    made   available   by   the   court    and    the
Company    is     not    aware     of    any    information    from    such
findings    that    would    affect    the    Company's    $9.1     million
accrual.    The   Settlement  provided  that   in   the   event   of   such
over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

On October 1, 1995, Judge Pointer finalized details of a scaled-back breast implant injury settlement involving defendants Bristol-Myers Squibb, Baxter International, and 3M, allowing plaintiffs to reject this settlement and file their own lawsuits if they believe payments are too low. On November 14, 1995, McGhan Medical and Union Carbide were added to this list of settling defendants to achieve the
"Bristol, Baxter, 3M, McGhan & Union Carbide Revised Settlement Program" (the "Revised Settlement Program").
With respect to the parties thereto, the Revised Settlement Program incorporated and superseded the Settlement. The
Revised Settlement Program does not fix the liability of any defendants, but established fixed benefit amounts for qualifying claims. The Company's obligations under the Revised Settlement are cancelable if the Revised Settlement is disapproved on appeal.

The   Company   recorded   a   pre-tax   charge   of   $23.4   million   in
the third quarter of 1995. The charge represented the present value (discounted at 8%) of the maximum additional amount that the Company then estimated it might be required to contribute to the Revised Settlement Program - $50 million over a 15-year period based on a claims-made and processed basis. Due to the uncertainty of ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs, and the lack of information related to the substance of the claims, the Company reversed this charge at year-end 1995 for the third quarter of 1995.

At December 31, 1995, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement. However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

The    Company    has   entered   into   a   Settlement   Agreement    with
health care providers pursuant to which the Company is required to pay, on or before December 17, 1996, or after the conclusions of any and all disapproved appeals, $1 million into the MDL Settlement Funds ("the Fund") to be administered by Edgar C. Gentle, III, Esq. ("the Fund Agent"). The charge for settlement will be applied against the $9.1 million accrual previously established by the Company. The Company, in the spirit of the Revised Settlement Program, also contributed $600,000 in 1996 and $300,000 in 1997 to the claims administration management for the settlement.




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




Management's commitment to the Revised Settlement Program does not alter the Company's need for complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. In 1994, the Company petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class
under    the    provisions   of   Federal   Rules   of   Civil   Procedure.
Since that time, the Company has been in negotiation with the plaintiffs concerning an updated mandatory settlement class or other acceptable resolution. On July 1, 1996, the Company filed an appearance of counsel and status report on the INAMED Mandatory Class application to the United States District Court, Northern District of Alabama, Southern
Division,    Chief    Honorable    Judge    Samuel    C.    Pointer,    Jr.
There can be no assurance that the Company will receive Mandatory Class certification or other acceptable settlement resolution.

If   the   Mandatory   Class   is   not   certified,   the   Company   will
continue   to   be   a   party   to   the   Revised   Settlement   Program.
However, if the Company fails to meet its obligations under   the   program,
parties  in  the   program   will be  able   to reinstate    litigation
against   the   Company.    In addition, the Company will continue to
be subject to further potential litigation from   persons   who   are   not
provided for in the Revised Settlement Program and who opt out of the Revised
Settlement    Program.    The   number   of   such    persons    and    the
outcome   of   any   ensuing   litigation   is   uncertain.    Failure   of
the   Mandatory   Class   to   be  certified,   absent   other   acceptable
settlement    resolution,    is    expected    to    have    a     material
adverse effect on the Company.




The Company was a defendant with 3M in a case involving three plaintiffs in Houston, Texas, in March 1994, in which the jury awarded the plaintiffs $15 million in punitive damages and $12.9 million in damages plus fees and costs. However, the matter was resolved in March 1995 resulting in no financial responsibility on the part of the Company.




In connection with 3M's 1984 divestiture of the breast implant business now operated by the Company's subsidiary, McGhan Medical Corporation, 3M has a potential claim for contractual indemnity for 3M's litigation costs arising out of the silicone breast implant litigation. The potential claim vastly exceeds the Company's net worth. To date, 3M has not sought to enforce such an indemnity claim. As part of its efforts to resolve potential breast implant litigation liability, the Company has discussed with 3M the possibility of resolving the indemnity claim as part of the overall efforts for global resolution of the Company's potential liabilities. Because of the uncertain nature of such an indemnity claim, the financial statements do not reflect any additional provision for such a claim.

In October 1995, the Federal District Court for the Eastern District of Missouri entered a $10 million default judgment against a subsidiary of the Company arising out of a Plaintiff's claim that she was injured by certain breast implants allegedly manufactured by the subsidiary. The Company did not become aware of the lawsuit until November
1996,    due    to    improper   service.    The    Plaintiff's    attorney
waited over one year to notify the Company that a default judgment had been entered. The Plaintiff's attorney refused to voluntarily set aside the judgment, although it is clear from the allegations of the complaint that the Plaintiff sued the wrong entity, since neither the named
subsidiary,    the   Company,   nor   any   of   its   other   subsidiaries
manufactured the device. The Company has moved to have this judgment set aside. The Company has not made any adjustment in its 1995 financial reports to reflect this judgment.

The    Company   does   not   have   product   liability   insurance    and
therefore    recovery    from    an    insurance    carrier     for     any
settlements paid is not possible.




(16)      Commitments and Contingencies

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

Minimum    lease   commitments   under   all   noncancelable   leases    as
of December 31, 1995 are as follows:

                    Year ending December 31:
                      1996                    $ 3,068,534
                      1997                      1,831,633
                      1998                      1,548,876
                      1999                      1,291,402
                      2000                      1,086,974
                      Thereafter                9,899,150
                                              ___________
                                              $18,726,569
                                              ===========

(17) Sale of Subsidiaries

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




The consideration consisted of $2.7 million in cash, the forgiveness of $2.2 million in intercompany notes due to SSF, and $5.9 million in structured notes. The notes include a note in the amount of $2,425,000 due on February
25,   1995   with   interest  of  10%  per  annum  and  a   note   in   the
amount    of    $3,466,198    due   on   August    31,    2003,    accruing
interest   quarterly   at  a  rate  of  prime  plus   2%   as   quoted   at
the beginning of the quarter, not to exceed 11%. The notes have been reflected on the balance sheet net of a discount of $643,663 and settlement of certain intercompany amounts totaling approximately $957,000. The short-term notes due
February 25, 1995 were settled in full. The notes are collateralized by all of the assets of ISSAC. The Company has filed a UCC1 and its position is subordinated only to that of ISSAC's primary lender.




At December 31, 1995, the current portion due from ISSAC under the terms of the note agreement is in dispute. The Company has classified all current amounts due as long-term and an estimated provision for credit loss has been provided for in the financial statements.

(18)     Subsequent Event

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

The notes become convertible into shares of common stock at the option of the note- holders on April 22, 1996. The
conversion   rate   is   one   share  of  common   stock   for   each   $10
principal    amount    of   notes.    Alternatively,    the    notes    may
automatically   convert   into   shares   of   common   stock   upon    the
occurrence of certain events in connection with the certification of the Company's Mandatory Class.

Under    the    terms   of   the   note   agreement,   the   Company    may
obtain up to $5 million in structured debt or make an equity offering without restriction. However, the terms of the note agreement restrict the Company's ability to make a debt offering.

(19) Quarterly Summary of Operations (Unaudited)

The following is a summary of selected quarterly financial data for 1995 and 1994:

                                    Quarter
                 First        Second        Third        Fourth
Net Sales:
     1995       21,744,875    24,112,600    18,279,111   17,488,995
     1994       16,896,056    21,978,104    20,911,167   20,600,015
Gross Profit:
     1995       15,410,563    16,431,581    11,439,933    8,187,721
     1994       10,476,412    14,664,187    14,085,793   14,894,492
Net Income (loss):
     1995        1,140,496     2,744,448    (2,592,588)   (8,185,417)
     1994        1,271,942     1,710,309       438,890    (674,830)
Net Income (loss)
per share:
     1995             .15          .36          (.34)        (1.08)
     1994             .17          .23           .06          (.09)
===================================================================

Significant Fourth Quarter Adjustments, 1995

During the fourth quarter of the year ended December 31, 1995, significant adjustments to the results of operations were as follows:

     Provision for income taxes            $(4,162,607)
     Provision for doubtful accounts and
          returns and allowances             1,424,734
     Compensation expense                      891,200

Significant Fourth Quarter Adjustments, 1994

During the fourth quarter of the year ended December 31, 1994, significant adjustments to the results of operations were as follows:

     Provision for income taxes          $(3,154,493)
     Provision for doubtful accounts and
       returns and allowances                546,054
     Provision for inventory obsolescence    221,590
     Provision for product liability         315,721
     Rental expense                         (800,000)
     Royalty income                         (325,301)
     Compensation expens                     187,500



The Company's provision for income taxes was adjusted to reduce income tax expense in 1994 and 1995. The Company is working closely with its tax advisors to anticipate ongoing tax responsibility and better reflect income tax liability/benefits during the year.

The provision for doubtful accounts, returns and allowances was increased due to a backlog of returns that developed in the fourth quarters of 1994 and 1995 as attention was diverted to other operating issues.

Adjustments to increase compensation expense were made in 1994 and 1995 to reflect bonuses and compensation payments declared after year end for certain personnel.

Other significant adjustments in 1994 include the following: provisions for inventory obsolescence was increased based on inventory testing of products available for future sale, provision for product liability was increased to more accurately reflect the potential impact of the Company's limited product warranty, offsetting adjustments to reduce rental expense based on the receipt of a credit memo from the vendor after year end, and to record royalty income receivable based on the licensee's remittance of royalty payments for the fourth quarter of 1994.





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

Compensation should encourage increased  stockholder value.

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

Short-Term Incentives

At the start of each fiscal year, target levels of pre-
tax profits and revenue growth are established by senior management of the Company during the budgeting process and approved by the Board of Directors. An incentive award opportunity is established for each employee based on the employee's level of responsibility, potential contribution, the success of the Company and competitive conditions. Generally, approximately 25% of an executive's potential bonus relates to his or her achievement of personal objectives and 75% relates to the Company's achievement of its pre-tax profit and revenue goals.

The employee's actual award is determined at the end of
the fiscal year based on the Company's achievement of its pre-tax profit and revenue goals and an assessment of the employee's individual performance, including achievement of personal objectives. This ensures that individual awards reflect an individual's specific contributions to the success of the Company.

Long-Term Incentives

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

Employment, Severance, and Change of Control Agreements




The Company has entered into employment agreements with
a number of key personnel for various contract periods. Each of the contracts grants the Board of Directors of the Company the right to increase the employee's base salary and provides for other specified forms of compensation. Summaries of the employment agreements with the executive officers are as follows:




Position: President

Duties: The Employee shall perform all duties assigned to him  by
the   Corporation   and  shall  observe  and  comply   with   the
Corporation's rules and regulations.

Place  of  Employment:  INAMED Corporation,  3800  Howard  Hughes
Parkway, Las Vegas, NV 89109.

Term: Previous Employment Agreement expired January 1, 1993. The second amendment to that agreement extended it to July 1, 1994.
No further amendments.

Termination: Can occur at any time in accordance with applicable employment laws since there is no employment agreement in place. Termination for cause being lack of loyalty, trustworthiness, and businesslike conduct; dishonesty; incompetence; willful misconduct; breach of fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation or a material breach of any provision of agreement between the employee and the Corporation. Termination can also occur due to death of the employee or a disability lasting 3 consecutive months that would not allow the employee to perform his assigned duties and responsibilities.

Compensation: The employee's annual salary shall be $275,000, payable monthly, with applicable federal and state and local taxes withheld. The amount of any bonus shall be determined by the Board of Directors of the Corporation.

Position: Chief Executive Officer

Duties: The Employee shall perform all duties assigned to him  by
the   Corporation   and  shall  observe  and  comply   with   the
Corporation's rules and regulations.

Place  of  Employment:  INAMED Corporation,  3800  Howard  Hughes
Parkway, Las Vegas, NV 89109.

Term: Previous Employment Agreement expired January 1, 1993. The second amendment to that agreement extended it to July 1, 1994.
No further amendments.

Termination: Can occur at any time in accordance with applicable employment laws since there is no employment agreement in place. Termination for cause being lack of loyalty, trustworthiness, and businesslike conduct; dishonesty; incompetence; willful misconduct; breach of fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation or a material breach of any provision of agreement between the employee and the Corporation. Termination can also occur due to death of the employee or a disability lasting 3 consecutive months that would not allow the employee to perform his assigned duties and responsibilities.

Compensation: The employee's annual salary shall be $225,000, payable monthly, with applicable federal and state and local taxes withheld. The amount of any bonus shall be determined by the Board of Directors of the Corporation.

Stock Option Plans

In  1984,  McGhan  Medical  Corporation  adopted   an
incentive stock option plan (the 1984 plan). Under the terms of the plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. No options were granted under this plan during 1995.

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

Summary Compensation Table

The following table sets forth information with respect to the compensation of the Company's executive officers for services in all capacities to the Company in 1993, 1994, 1995 and 1996:

                                                         Long-Term
                                                         Compen-
                                                         sation
                          Annual Compensation
                                                         Stock
                                               Other     Options/       All
                                               Annual    SARs           Other
Name and                                       Compen-   Granted        Compen
Principal Position   Year   Salary    Bonus    sation    (in shares)    sation(2)
Donald K. McGhan     1996  $  6,427        --      --            --      32,994
Chairman and         1995   299,676        --      --            --          --
President            1994   253,187        --      --            --          --
                     1993   276,104   510,100      --            --       1,745

Michael D. Farney    1996   225,000        --      --            --      19,302
Chief Executive      1995   245,165   714,227      --            --          --
Officer, Chief       1994   207,354        --      --            --          --
Financial Officer    1993   226,104   405,900      --            --       1,745
and Secretary

Gerald L. Ehrens(1)  1996        --        --      --            --          --
Chief Operating      1995        --        --      --            --          --
Chief Operating      1994   141,795        --      --            --          --
Officer              1993   201,104   121,689      --            --       1,745

_________________

(1) Mr. Ehrens commenced employment with the Company on May 1, 1992, and terminated employment with the Company in September of 1994.




(2) During 1993, the Company made matching contributions to the employee savings plan under Section 401(k) of the Internal Revenue Code in the following amounts: Mr. McGhan, $1,745; Mr. Farney, $1,745; Mr. Ehrens, $1,745. During 1996 the Company paid for automobile allowance and group term insurance.




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

     Name of Beneficial
     Owner or Identity                         Number         Percent
     of Group(1)                               of Shares      of Class

     Donald K. McGhan                         1,138,129(2)      15.0%
     Michael D. Farney                          344,285          4.5%
     All officers and directors as a group.   1,482,414         19.5%

(1) Unless otherwise noted, the business address of all individuals listed in the table is 3800 Howard Hughes Parkway, Suite 900, Las Vegas, Nevada 89109.

(2) Includes 207,310 shares of common stock owned by Shirley M. McGhan, the wife of Donald K. McGhan, as to which Mr. McGhan disclaims beneficial ownership; 107,935 shares owned by a corporation of which Mr. McGhan is the president; and 187,280 shares owned by a limited partnership of which Mr. McGhan is the general partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.




Included  in  assets  is a note  receivable  from  the
Company's Chief Financial Officer, Michael D. Farney. The total amount of this receivable approximated $386,000 and $688,000 as of December 31, 1995 and 1994, respectively. The note bears interest ranging from 8% to 10% per annum and is due in June, 1996. On March 4, 1996, the officer paid the balance of the note in full.

Included  in  liabilities are  notes  payable  to  The
Company's Chairman and President, Donald K. McGhan and to a corporation of which Donald K. McGhan is the chief executive officer. These payables approximated $1,209,000 and $421,000 as of December 31, 1995 and 1994, respectively. The notes bear interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and are due June 30, 1996, or on demand. The Company paid these notes in full on January 25, 1996. Also included in liabilities is a note payable of $550,000 to Pedro Ramirez, an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final re-payment on this note was made on February 6, 1996.

During  1995,  the Company incurred fees in the  amount  of
$900,000, or $75,000 per month, for services rendered by an entity controlled by The Company's Chief Executive Officer, Michael D. Farney. In February 1995, the Company received a credit voucher from this entity for $800,000. This amount represented payments made during 1994 in excess of actual rent and was included in other current assets at December 31, 1994. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The lease arrangement was terminated effective December 31, 1995.




               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K.

(a)(1)    Consolidated Financial Statements:                           Page(s)

          Report of Independent Accountants                              31
          Consolidated Balance Sheets as of
            December 31, 1995, and 1994                                  32-31
          Consolidated Statements of Operations for the
            years ended December 31, 1995, 1994 and 1993                 34
          Consolidated Statements of Stockholders'
            Equity for the years ended December 31,
            1995, 1994, and 1993                                         35
          Consolidated Statements of Cash Flows for the
            years ended December 31, 1995, 1994 and 1993                 36-38
          Notes to Consolidated Financial Statements                     39-62

(a)(2)    Consolidated Financial Statement Schedules:

          Schedule  II - Valuation and Qualifying Accounts               71

           All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits:

          3.1  Registrant's Articles of Incorporation
          3.2  Registrant's Bylaws
          10.1 Stock Option Plan, together with form of Incentive
               Stock Option Agreement and Nonstatutory Stock Option
               Agreement
          10.2 Stock Award Plan
          10.3 Non-Employee Directors' Stock Option Plan
          21   Registrant's Subsidiaries
          27   Financial Data Schedule
          23.1 Consent of Independent Accountants

(b)       Reports on Form 8-K:

          None

                           Schedule II

               INAMED CORPORATION AND SUBSIDIARIES

                Valuation and Qualifying Accounts

          Years ended December 31, 1995, 1994 and 1993

                               Beginning
                               of period                              End of
Description                    balance     Additions   Deductions   Period Balance

Year ended December 31, 1995
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

                                   INAMED CORPORATION



                                     By /s/ Donald K. McGhan
                                     Donald K. McGhan
                                     Chairman of the Board and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


                                     /s/ Donald K. McGhan
                                     Donald K. McGhan
                                     Chairman of the Board and
                                     Chief Executive Officer

SEPTEMBER 8, 1997



                                                 Exhibit 21
             SUBSIDIARIES OF INAMED CORPORATION

                                             State/Country of
          Name                                 Incorporation

 BIODERMIS CORPORATION                            Nevada
 BIODERMIS LTD.                                   Ireland
 BIOENTERICS CORPORATION                          California
 BIOENTERICS LATIN AMERICA S.A. de C.V.           Mexico
 BIOENTERICS LTD.                                 Ireland
 BIOPLEXUS CORPORATION                            Nevada
 BIOPLEXUS LTD.                                   Ireland
 CHAMFIELD LTD.                                   Ireland
 CUI CORPORATION                                  California
 FLOWMATRIX CORPORATION                           Nevada
 INAMED B.V.                                      The Netherlands
 INAMED B.V.B.A.                                  Belgium
 INAMED DEVELOPMENT COMPANY                       California
 INAMED do BRASIL, LTDA                           Brazil
 INAMED GmbH                                      Germany
 INAMED LTD.                                      United Kingdom
 INAMED JAPAN                                     Nevada
 INAMED MEDICAL GROUP                             Japan
 INAMED, S.A.                                     Spain
 INAMED S.A.R.L.                                  France
 INAMED S.R.L.                                    Italy
  McGHAN LTD.                                    Ireland
 McGHAN MEDICAL CORPORATION                       California
    McGHAN MEDICAL ASIA PACIFIC                   Hong Kong
 McGHAN MEDICAL MEXICO, S.A. de C.V.              Mexico
 MEDISYN TECHNOLOGIES CORPORATION                 Nevada
 MEDISYN TECHNOLOGIES LTD.                        Ireland



                                                Exhibit 23.1


             CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of INAMED Corporation on Form S-3 filed
on March 29, 1996 (File No.33-     ) of our report dated
March 28, 1996, on our audits of the consolidated financial statements and consolidated financial statement schedule of INAMED Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, which report is included in this Annual Report on Form 10-K.



                                 /s/Coopers & Lybrand L.L.P.

Las Vegas, Nevada
March 28, 1996


DOCUMENT TYPE    EX-27
DOCUMENT DESCRIPTION   FINANCIAL DATA SCHEDULE
PERIOD TYPE            12 MONTHS
FISCAL YEAR END        DECEMBER 31, 1995
PERIOD START           JANUARY 1, 195
PERIOD END             DECEMBER 31, 1995

CASH                              2,807,327
SECURITIES                                0
RECEIVABLES                      17,111,552
ALLOWANCES                        6,641,177
INVENTORY                        17,695,847
CURRENT ASSETS                   35,451,973
PP&E                             20,205,489
DEPRECIATION                      9,234,166
TOTAL ASSETS                     50,384,944
CURRENT LIABILITIES              41,493,711
BONDS                                     0
PREFERRED - MANDATORY                     0
PREFERRED                                 0
COMMON                           10,039,662
OTHER SE                        (11,743,778)
TOTAL LIABILITIES AND EQUITY     50,384,944
SALES                            81,625,581
TLTAL REVENUE                    81,625,581
CGS                              30,155,783
TOTAL COSTS                      90,815,486
OTHER EXPENSES                            0
LOSS PROVISION                            0
INTEREST EXPENSE                    833,086
INCOME - PRETAX                  (8,575,860)
INCOME TAX                       (1,682,799)
INCOME -CONTINUING               (6,893,061)
DISCONTINUED                              0
EXTRAORDINARY                             0
CHANGES                                   0
NET INCOME                       (6,893,061)
EPS - PRIMARY                         (0.91)
EPS - DILUTES                         (0.91)