Form 10-Q/A
period 1996-03-31
INAMED CORP
filed 1997-09-09
CIK 109831

United States
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549




                                   FORM 10-Q/A-1

          FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996       Commission File Number: 0-7101






INAMED CORPORATION

State of Incorporation: Florida  I.R.S. Employer Identification No.:59-0920629

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

This document contains 19 pages.

INAMED CORPORATION AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 1996








TABLE OF CONTENTS

                                                                          PAGE
PART I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                      3

            Unaudited Consolidated Income Statements                         5

            Unaudited Consolidated Statements
            of Cash Flows                                                    6

            Notes to the Unaudited Consolidated
            Financial Statements                                             8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             14


PART II  -  OTHER INFORMATION                                               18

PART I.     FINANCIAL INFORMATION

ITEM 1.
INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                            MARCH 31, 1996      DECEMBER 31, 1995
ASSETS

Current assets:
   Cash and cash equivalents                                $ 3,403,652         $ 2,807,327
   Restricted cash, Settlement Fund                          15,122,121                  --
   Trade accounts receivable, net of allowance for
      doubtful accounts and returns and allowances
      of $6,543,068 at March 31, 1996 and
      $6,641,177 at December 31, 1995                        11,656,286          10,470,375
   Notes receivable - trade                                     179,476             157,534
   Related party notes receivable                                 2,566             385,508
   Inventories                                               18,713,112          17,695,847
   Prepaid expenses and other current assets                  1,581,643           1,825,213
   Income tax refund receivable                                 112,300              95,580
   Deferred income taxes                                      2,012,592           2,014,589
                                                            ___________         ___________
      Total current assets                                   52,783,748          35,451,973
                                                            ___________         ___________
Property and equipment, at cost:
   Machinery and equipment                                    9,067,846           8,923,564
   Furniture and fixtures                                     3,778,009           3,714,717
   Leasehold improvements                                     7,751,614           7,567,208
                                                            ___________         ___________
                                                             20,597,469          20,205,489
   Less accumulated depreciation
      and amortization                                       (9,776,123)         (9,234,166)
                                                            ___________         ___________
      Net property and equipment                             10,821,346          10,971,323
                                                            ___________         ___________
Notes receivable, net of allowance of $1,066,958
      at March 31, 1996 and December 31, 1995                 2,043,816           2,047,535

Intangible assets, net                                        1,622,774           1,658,926

Other assets, at cost                                           381,830             255,187

Total assets                                                $67,653,514         $50,384,944
                                                            ___________         ___________



(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                           (Unaudited)
                                                         MARCH 31, 1996         DECEMBER 31, 1995

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Current installments of long-term debt                $    38,847            $    51,735
   Notes payable to bank                                   1,113,656              1,273,476
   Related party notes payable                                63,044              1,759,417
   Accounts payable                                       13,182,560             18,596,800
   Accrued liabilities:
      Salaries, wages, and payroll taxes                   3,808,488              9,559,348
      Interest                                             1,487,129              1,609,947
      Self-insurance                                       1,108,632              1,130,632
      Stock option compensation                               68,714                 68,714
      Other                                                1,242,060              2,200,860
   Royalties payable                                       2,328,314              2,926,388
   Income taxes payable                                      798,607              1,812,818
   Deferred income taxes                                      93,624                 10,065
                                                         ___________            ___________
      Total current liabilities                           25,333,675             41,000,200
                                                         ___________            ___________
Long-term debt, excluding current installments                76,552                 89,437

Deferred grant income                                      1,080,611              1,114,735

Deferred income taxes                                        120,928                239,177

Litigation settlement                                      9,152,000              9,152,000

Convertible notes payable                                 35,000,000                493,511

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $0.01 par value.
      Authorized 20,000,000 shares;
      issued and outstanding 7,602,317                         76,024                76,027
   Additional paid-in capitaL                               9,960,175             9,963,635
   Cumulative translation adjustment                          746,426               882,146
Accumulated deficit                                       (13,892,877)          (12,625,924)
                                                          ___________           ___________
 Stockholders' (deficit) equity                            (3,110,252)           (1,704,116)


Total liabilities and stockholders' (deficit) equity      $67,653,514           $50,384,944
                                                          ___________           ___________




The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

                                                                Three Months    Three Months
                                                                   Ended         Ended
                                                                MARCH 31, 1996  MARCH 31, 1995

Net sales                                                       $20,402,033     $21,744,875
Cost of goods sold                                                7,772,723       6,334,312
                                                                ___________     ___________
Gross profit                                                     12,629,310      15,410,563
                                                                ___________     ___________
Operating expenses:
   Marketing                                                      5,947,051       5,381,079
   General and administrative                                     6,431,668       7,608,602
   Research and development                                       1,175,973       1,066,375
                                                                ___________     ___________
Total operating expenses                                         13,554,692      14,056,056
                                                                ___________     ___________
Operating income (loss)                                            (925,382)      1,354,507
                                                                ___________     ___________
Other income (expense):
   Interest income                                                  277,770         356,647
   Interest expense                                                (853,874)       (128,743)
   Foreign currency transaction gains (losses)                      (94,000)        263,743
   Miscellaneous income                                             143,174         119,211
                                                                ___________     ___________
      Net other income (expense)                                   (526,930)        610,858
                                                                ___________     ___________
Income (loss) before income tax expense (benefit)                (1,452,312)      1,965,365

Income tax expense (benefit)                                       (185,359)        824,869
                                                                ___________     ___________
      Net income (loss)                                         $(1,266,953)    $ 1,140,496
                                                                ___________     ___________
Net income (loss) per share of common stock                     $      (.17)    $       .15
                                                                ___________     ___________
Weighted average common shares outstanding                        7,602,431       7,491,821
                                                                ___________     ___________

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                           Three Months ended March 31, 1996 and 1995

                        Increase (Decrease) in Cash and Cash Equivalents

                                                                 1996           1995
Cash flows from operating activities:
   Net income (loss)                                           $(1,266,953)     $ 1,140,496
                                                               ___________      ___________
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation of property and equipment                          496,522          758,659
   Amortization of intangible assets                                36,006           77,699
   Deferred income taxes                                           (29,782)         358,633
   Changes in assets and liabilities:
      Trade accounts receivable                                 (1,251,235)      (2,215,168)
      Notes receivable                                             (59,839)         417,166
      Inventories                                               (1,196,717)      (1,310,035)
      Prepaid expenses and other current assets                    223,745          967,447
      Income tax refund receivable                                 (18,545)           1,840
      Other assets                                                (126,954)         (10,105)
      Accounts payable                                          (5,372,051)      (2,029,370)
      Accrued salaries, wages and payroll taxes                 (5,716,087)       2,680,724
      Accrued interest                                            (122,818)              --
      Accrued self-insurance                                       (22,000)       1,006,027
      Other accrued liabilities                                   (950,646)        (935,272)
      Royalties payable                                           (598,074)         (69,497)
      Income taxes payable                                      (1,010,902)         332,878
                                                               ___________      ___________
      Total adjustments                                        (15,719,377)          31,626
                                                               ___________      ___________
Net cash provided by
    (used in) operating activities                             (16,986,330)       1,172,122
                                                               ___________      ___________
Cash flows from investing activities:
   Purchases of property and equipment                            (521,259)      (1,314,472)
                                                               ___________      ___________
   Net cash used in investing activities                          (521,259)      (1,314,472)
                                                               ___________      ___________




(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months ended March 31, 1996 and 1995

Increase (Decrease) in Cash and Cash Equivalents

                                                                      1996       1995

Cash flows from financing activities:
   Increases in notes payable and long-term debt               $34,506,489      $        --
   Principal repayment of notes payable
      and long-term debt                                          (157,958)        (472,651)
   (Increase) decrease in related party receivables                382,942         (166,611)
   Increase (decrease) in related party payables                (1,696,373)             896
   Net change in deferred grant income                             (16,394)         (18,629)
   Repurchases and retirements of common stock                      (3,463)              --
   Issuance of common stock                                             --           84,500
   Cash overdraft                                                       --          348,782
                                                               ___________      ___________
      Net cash provided by (used in)
         financing activities                                   33,015,243         (223,713)
                                                               ___________      ___________
      Effect of exchange rate changes on cash                      210,792         (307,888)
                                                               ___________      ___________
      Net increase (decrease) in cash
         and cash equivalents                                   15,718,446         (673,951)

Cash and cash equivalents at beginning of period                 2,807,327          673,951
                                                               ___________      ___________
Cash and cash equivalents at end of period                     $18,525,773      $        --
                                                               ___________      ___________

Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:
      Interest                                                 $    43,771      $   139,874
      Income taxes                                             $ 1,150,437      $   382,998
                                                               ___________      ___________



Disclosure of accounting policy:



For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.






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
Policies

The Company

INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices, principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, INAMED, S.A., a Spanish corporation, INAMED do Brazil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, and McGhan Medical Asia Pacific, a Hong Kong corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.

Basis of Presentation

The consolidated financial statements include the accounts of INAMED Corporation and its wholly owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.




NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

ACCOUNTS AND NOTES RECEIVABLE CONSIST OF THE FOLLOWING:

                                                March  31, 1996     December 31, 1995
Accounts receivable                             $18,199,354         $17,111,552
Allowance for doubtful accounts                    (866,819)           (964,928)
Allowance for returns and credits                (5,676,249)         (5,676,249)
                                                ___________         ___________

Net accounts receivable                         $11,656,286         $10,470,375

Notes receivable                                $ 3,110,774         $ 3,114,493
Allowance for doubtful notes                     (1,066,958)         (1,066,958)
                                                ___________         ___________

Net notes receivable                            $ 2,043,816         $ 2,047,535





NOTE 4  -  INVENTORIES

Inventories are summarized as follows:

                                               March 31, 1996       December 31, 1995
Raw materials                                  $ 2,842,637          $ 2,513,862
Work in process                                  4,526,526            3,773,579
Finished goods                                  11,853,924           12,167,768
                                               ___________          ___________
                                                19,223,087           18,455,209
Less allowance for
     obsolescence                                 (509,975)            (759,362)
                                               ___________          ___________
                                               $18,713,112          $17,695,847


               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 1996 (CONTINUED)


Note 5 - Convertible Notes Payable

In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes to be released into a settlement fund upon the Company achieving complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. Interest on the convertible notes is payable quarterly, within ten days of the end of such period, for the periods ended March 31, June 30, September 30 and December 31.

The notes became convertible into shares of common stock at the option of the note holders on April 22, 1996. The conversion rate is one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Mandatory Class. In April 1996 the Company completed the Form S-3 registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements.

Under the terms of the note agreement, the Company may obtain up to $5 million in structured debt or make equity offering without restriction. However, the terms of the note agreement restrict the Company's ability to make a debt offering.

Note 6  -  Commitments and Contingencies




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

At March 31, 1996, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement.However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations




Net sales as an aggregate were $20.4 million during the first three months of 1996 which represents a 6% decrease from the first three months of 1995 when sales totaled $21.7 million. Domestic sales growth was adversely affected during the first three months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates the market growth, continued increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1996.

Gross profit was $12.6 million or 62% of net sales for the first three months of 1996 compared to $15.4 million and 71% of net sales for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses were $5.9 million and $5.4 million for the quarters ended March 31, 1996 and March 31, 1995 respectively. Marketing expense as a percentage of net sales was 29% in the first three months of 1996, compared to 25% for the first three months of 1995. This increase is primarily due to the domestic demand for product in excess of current production capabilities, which has required marketing personnel to expend greater efforts in managing the placement of inventory in the field.

General and administrative expenses were $6.4 million and $7.6 million for the quarters ended March 31, 1996 and March 31, 1995 respectively. General and administrative expenses as a percentage of net sales were 32% in the first three months of 1996 compared to 35% in the first three months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.




Research and development expenses increased to $1.2 million in the first quarter of 1996 from $1.1 million in the first quarter of 1995, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 6% in the first three months of 1996 and 5% in the first three months of 1995. Diversification into other facets of medical devices through use of new
technology remains a goal of the Company.   R & D expenses are expected
to increase throughout 1996 as the Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.




Interest expense of $0.9 million increased for the first three months of 1996 in comparison with interest expense for the same period in 1995 of $0.1 million. This was primarily due to the interest incurred on the Company's convertible notes payable which were issued in January 1996.

The Company continues to incur increased costs related to obtaining FDA and European Economic Community approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone mammary implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The company has received from the FDA an understanding that the agency will not call for final PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product by product and subsidiary by subsidiary basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has opportunity to review the filing requirements.




Management anticipates strong market growth, continued increases in production capacity domestically and internationally, and expansion of the international sales force will contribute to a trend of sales growth throughout the remainder of 1996.

Financial Condition

During the first three months of 1996 INAMED Corporation has maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets worldwide. In order to meet increased international product needs, the Company has increased production of its products in Europe through expansion at its manufacturing plant in Ireland which supplies the majority of the products for the Company's international market. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share due to the use of direct sales methods rather than distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in ten international countries.

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




Breast implant product liability related issues are expected to draw on the Company's liquidity throughout 1996. The Company is in the process of negotiating extended payment terms on these expenses, which the Company feels, will reduce the adverse effect on short-term and long-term liquidity. However, there is no assurance that the extended payment terms will be granted by the legal firms involved.

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

In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately $1.3 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of March 31, 1996, approximately $1.0 million had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.

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

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is a defendant in breast implant litigation as discussed in Note 6 tothe unaudited consolidated financial statements.

ITEMS 2. THROUGH 5.

Not Applicable


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(1) Form 8-K, dated January 23, 1996

(2) Form 8-K, dated April 19, 1996

INAMED CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INAMED CORPORATION



                                           By /S/DONALD K. MCGHAN
                                           Donald K. McGhan
                                           Chairman of the Board and President


Dated:        SEPTEMBER 8, 1997


DOCUMENT TYPE            EX-27
DOCUMENT DESCRIPTION   FINANCIAL DATA SCHEDULE
PERIOD TYPE            3 MONTHS
FISCAL YEAR END        DECEMBER 31, 1996
PERIOD START           JANUARY 1, 1996
PERIOD END             MARCH 31, 1996

CASH                                     18,525,773
SECURITIES                                        0
RECEIVABLES                              18,199,354
ALLOWANCES                                6,543,068
INVENTORY                                18,713,112
CURRENT ASSETS                           52,783,748
PP&E                                     20,597,469
DEPRECIATION                              9,776,123
TOTAL ASSETS                             67,653,514
CURRENT LIABILITIES                      25,333,675
BONDS                                             0
PERFERRED - MANDATORY                             0
PREFERRED                                         0
COMMON                                   10,036,199
OTHER SE                                (13,146,451)
TOTAL LIABILITES AND EQUITY              67,653,514
SALES                                    20,402,033
TOTAL REVENUE                            20,402,033
CGS                                       7,772,723
TOTAL COSTS                              21,327,415
OTHER EXPENSES                                    0
LOSS PROVISION                                    0
INTEREST EXPENSE                            853,874
INCOME - PRETAX                          (1,452,312)
INCOME TAX                                 (185,359)
INCOME - CONTINUING                      (1,266,953)
DISCONTINUED                                      0
EXTRAORDINARY                                     0
CHANGES                                           0
NET INCOME                               (1,266,953)
EPS - PRIMARY                                 (0.17)
EPS - DILUTED                                 (0.17)