Form 10-Q/A
period 1996-06-30
INAMED CORP
filed 1997-09-09
CIK 109831

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


This document contains 21 pages.

INAMED CORPORATION AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 1996








TABLE OF CONTENTS

                                                                          Page
PART I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                      3

            Unaudited Consolidated Income Statements                         5

            Unaudited Consolidated Statements of Cash Flows                  7

            Notes to the Unaudited Consolidated
            Financial Statements                                             9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             16


PART II  -  OTHER INFORMATION   20

PART I.     FINANCIAL INFORMATION

ITEM 1.
INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                     JUNE 30, 1996    DECEMBER 31, 1995
ASSETS

Current assets:
   Cash and cash equivalents                         $ 4,711,251      $ 2,807,327
   Restricted cash, Settlement Fund                   14,500,036               --
   Trade accounts receivable, net of allowance for
      doubtful accounts  and returns and allowances
      of $5,840,408 at June 30, 1996 and
      $6,641,177 at December 31, 1995                 14,723,312       10,470,375
   Notes receivable - trade                                   --          157,534
   Related party notes receivable                            507          385,508
   Inventories                                        18,180,128       17,695,847
   Prepaid expenses and other current assets           2,445,147        1,825,213
   Income tax refund receivable                          170,306           95,580
   Deferred income taxes                               1,446,030        2,014,589
                                                     ___________      ___________
      Total current assets                            56,176,717       35,451,973
                                                     ___________      ___________
Property and equipment, at cost:
   Machinery and equipment                             9,329,129        8,923,564
   Furniture and fixtures                              3,808,608        3,714,717
   Leasehold improvements                              8,123,450        7,567,208
                                                     ___________      ___________
                                                      21,261,187       20,205,489
   Less accumulated depreciation
      and amortization                               (10,400,377)      (9,234,166)
                                                     ___________      ___________
      Net property and equipment                      10,860,810       10,971,323
                                                     ___________      ___________
Notes receivable, net of allowance of $1,066,958
      at June 30, 1996 and December 31, 1995           2,065,495        2,047,535

Intangible assets, net                                 1,510,502        1,658,926

Other assets, at cost                                    390,419          255,187
                                                     ___________      ___________

Total assets                                         $71,003,943      $50,384,944
                                                     ===========      ===========



(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                      (Unaudited)
                                                    JUNE 30, 1996   DECEMBER 31, 1995
LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY

Current liabilities:
   Current installments of long-term debt             $    29,525     $    51,735
   Notes payable to bank                                  480,015       1,273,476
   Notes payable to others                                     --         493,511
   Related party notes payable                                 --       1,759,417
   Accounts payable                                    12,575,502      18,596,800
   Accrued liabilities:
      Salaries, wages, and payroll taxes                2,877,719       9,559,348
      Interest                                          1,722,055       1,609,947
      Self-insurance                                    1,094,332       1,130,632
      Stock option compensation                            68,714          68,714
      Other                                             2,507,334       2,200,860
   Royalties payable                                    2,356,045       2,926,388
   Income taxes payable                                   713,191       1,812,818
   Deferred income taxes                                   14,760          10,065
                                                      ___________     ___________

      Total current liabilities                        24,439,192      41,493,711
                                                      ___________     ___________

Long-term debt, excluding current installments             30,872          89,437

Deferred grant income                                   1,136,914       1,114,735

Deferred income taxes                                     169,904         239,177

Litigation settlement                                   9,152,000       9,152,000

Convertible notes payable                              34,560,000              --

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $0.01 par value.
      Authorized 20,000,000 shares;
      issued and outstanding 7,991,650                     79,917          76,027
   Additional paid-in capital                          13,441,733       9,963,635
   Cumulative translation adjustment                      743,223         882,146
   Accumulated deficit                                (12,749,812)    (12,625,924)
                                                      ___________     ___________
      Stockholders' (deficit) equity                    1,515,061      (1,704,116)
                                                      ___________     ___________

Total liabilities and stockholders' (deficit) equity  $71,003,943     $50,384,944
                                                      ===========     ===========




The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
                                                 Six Months       Six Months
                                                    Ended           Ended
                                                JUNE 30, 1996    JUNE 30, 1995
Net sales                                       $48,261,533      $45,857,475
Cost of goods sold                               15,703,743       14,015,331
                                                ___________      ___________
      Gross profit                               32,557,790       31,842,144
                                                ___________      ___________
Operating expenses:
   Marketing                                     12,823,910       11,539,256
   General and administrative                    14,599,966       13,427,630
   Research and development                       2,103,481        2,111,294
                                                ___________      ___________
      Total operating expenses                   29,527,357       27,078,180
                                                ___________      ___________
      Operating income                            3,030,433        4,763,964
                                                ___________      ___________
Other income (expense):
   Interest income                                  575,139          323,076
   Interest expense                              (3,725,693)        (140,499)
   Royalty Income                                    94,766           27,978
   Foreign currency transaction gains (losses)     (180,062)         166,078
   Miscellaneous income                             152,238          143,381
                                                ___________      ___________
      Net other income (expense)                 (3,083,612)         520,014
                                                ___________      ___________
      Income (loss) before income tax expense       (53,179)       5,283,978

Income tax expense                                   70,710        1,399,034
                                                ___________      ___________
      Net income                                $  (123,889)     $ 3,884,944
                                                ===========      ===========
Net income (loss) per share of common stock     $     (0.02)     $      0.52
                                                ===========      ===========
Weighted average common shares outstanding        7,618,140        7,506,625
                                                ===========      ===========

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
                                                  Three Months    Three Months
                                                      Ended         Ended
                                                 JUNE 30, 1996   JUNE 30, 1995
Net sales                                        $27,859,500     $24,112,600
Cost of goods sold                                 7,931,020       7,681,019
                                                 ___________     ___________

      Gross profit                                19,928,480      16,431,581
                                                 ___________     ___________
Operating expenses:
   Marketing                                       6,876,859       6,158,177
   General and administrative                      8,168,298       5,819,028
   Research and development                          927,508       1,044,919
                                                 ___________     ___________
      Total operating expenses                    15,972,665      13,022,124
                                                 ___________     ___________
      Operating income                             3,955,815       3,409,457
                                                 ___________     ___________
Other income (expense):
   Interest income (expense)                         297,369         (33,571)
   Interest expense                               (2,871,819)        (11,756)
   Royalty income                                     94,766          27,978
   Foreign currency transaction losses               (86,062)        (97,665)
   Miscellaneous income                                9,064          24,170
                                                 ___________     ___________
      Net other expense                           (2,556,682)        (90,844)
                                                 ___________     ___________
      Income before income taxes                   1,399,133       3,318,613

Income taxes                                         256,069         574,165
                                                 ___________     ___________
      Net income                                 $ 1,143,064     $ 2,744,448
                                                 ===========     ===========
Net income per share of common stock             $      0.15     $      0.36
                                                 ===========     ===========
Weighted average common shares outstanding         7,633,848       7,521,265
                                                 ===========     ===========

The Notes to Financial Statements are an integral part of this statement

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                          Six Months ended June 30, 1996 and 1995

                     Increase (Decrease) in Cash and Cash Equivalents

                                                    1996            1995
Cash flows from operating activities:
   Net income (loss)                               $  (123,889)   $ 3,884,944
                                                   ___________    ___________
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation of property and equipment            1,113,696      1,370,741
   Amortization of intangible assets1                   48,453        155,183
   Deferred income taxes                               506,443        342,629
   Changes in assets and liabilities:
      Trade accounts receivable                     (4,349,713)    (4,146,995)
      Notes receivable                                 135,282        311,125
      Inventories                                     (795,667)    (2,661,130)
      Prepaid expenses and other current assets       (638,122)       983,309
      Income tax refund receivable                     (77,330)        19,322
      Other assets                                    (135,738)        (7,321)
      Accounts payable                              (5,993,059)       202,440
      Accrued salaries, wages and payroll taxes     (6,633,085)     3,933,283
      Accrued interest                                 112,108             --
      Accrued self-insurance                           (36,300)        (3,973)
      Other accrued liabilities                        319,903     (1,078,689)
      Royalties payable                               (570,343)       266,158
      Income taxes payable                          (1,099,328)       330,834
                                                   ___________    ___________
      Total adjustments                            (17,992,800)        16,916
                                                   ___________    ___________
      Net cash provided by
         (used in) operating activities            (18,116,689)     3,901,860
                                                   ___________    ___________
Cash flows from investing activities:
   Purchases of property and equipment              (1,167,638)    (2,857,898)
                                                   ___________    ___________
Net cash used in investing activities               (1,167,638)    (2,857,898)
                                                   ___________    ___________




(continued)

The Notes to Financial Statements are an integral part of this statement.

[CAPTION]

                   INAMED CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                 Six Months ended June 30, 1996 and 1995

             Increase (Decrease) in Cash and Cash Equivalents

                                                       1996           1995
Cash flows from financing activities:
   Increases in notes payable and long-term debt      $34,560,000  $   203,767
   Principal repayment of notes payable
      and long-term debt                              (1,310,481)     (351,457)
   (Increase) decrease in related party receivables      385,001      (183,565)
   Increase (decrease) in related party payables      (1,759,417)     (  3,858)
   Net change in deferred grant income                    23,783         4,069
   Repurchases and retirements of common stock            (3,463)         (850)
   Issuance of common stock                            3,485,451        29,500
   Cash overdraft                                             --            --
                                                     ___________   ___________
      Net cash provided by (used in)
         financing activities                         35,380,874      (302,394)
                                                     ___________   ___________
      Effect of exchange rate changes on cash            307,413      (355,450)
                                                     ___________   ___________
      Net increase in cash
         and cash equivalents                         16,403,960       386,118

Cash and cash equivalents at beginning of period       2,807,327       673,951
                                                     ___________   ___________
Cash and cash equivalents at end of period           $19,211,287   $ 1,060,069
                                                     ___________   ___________

Supplemental disclosure of cash flow information:
   Cash paid during the six months for:
      Interest                                       $ 1,134,405   $   163,811
                                                     ===========   ===========
      Income taxes                                   $ 1,658,032   $   790,651
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

Reclassification

Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.




Note 3 - Accounts and Notes Receivable

         Accounts and notes receivable consist of the following:

                                          June  30, 1996        December 31, 1995

   Accounts receivable                     $20,563,720        $17,111,552
   Allowance for doubtful accounts            (799,669)         (964,928)
   Allowance for returns and credits        (5,040,739)        (5,676,249)
                                           ___________        ___________

   Net accounts receivable                 $14,723,312        $10,470,375

   Notes receivable                        $ 3,132,453        $ 3,114,493
   Allowance for doubtful notes             (1,066,958)        (1,066,958)
                                           ___________         ___________
   Net notes receivable                    $ 2,065,495        $ 2,047,535




The provision for doubtful accounts and returns was reduced from $6,641,177 at December 31, 1995 to $5,840,408 at June 30, 1996 after an internal review concluded that actual bad debt from 1993 to the present amounts to just 0.16% of sales per year and that there is a decreasing trend in the return rate.

Note 4  -  Inventories

Inventories are summarized as follows:
                                      June 30, 1996     December 31, 1995

   Raw materials                      $ 2,885,365       $ 2,513,862
   Work in process                      4,763,204         3,773,579
   Finished goods                      11,125,609        12,167,768
                                      ___________       ___________
                                       18,774,178        18,455,209
   Less allowance for obsolescence       (594,050)         (759,362)
                                      ___________       ___________
                                      $18,180,128       $17,695,847
                                      ===========       ===========

Note 5 - Convertible Notes Payable




In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes to be released into a settlement fund upon the Company achieving complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. Interest on the Convertible notes is payable quarterly, within ten days of the end of such peeriod, for the periods ended March 31, June 30, September 30 and December 31.



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




Under the Indenture (the "Indenture") and pursuant to certain financial covenants to which the Company issued its 11% Secured Convertible Notes due 1999 (the "Notes"), the Company was required to generate Operating Profit (as defined in the Indenture) in the quarter ended March 31, 1996 in excess of $2.0 million. Following the calculation period set forth in the Indenture, the Company determined that it did not meet such financial covenant, that operating profit for such quarter was $90,878. The covenant default in operating profit was subject to cure by the Company through issuance of additional securities (junior in right to the Notes) within 60 days of March 31, 1996. The Company elected not to issue such additional securities but instead negotiated with the holders of the Notes regarding a waiver of the default. In accordance with the terms of the Indenture, the holders waived the default in consideration of the issuance to each holder of record on the record date for granting such waiver a number of shares of Common Stock of the Company equal to 5% of the shares of Common Stock that would have been issuable to such holder if all of such holder's Notes had been converted on such record date (the "Issuance"), the Issuance to be made on January 10, 1997. Concurrently, with the consent of the noteholders, the Company amended the Indenture to exclude therefrom the effects of the Issuance. The Company recorded a finance charge and accompanying liability totaling $1,416,960 in connection with the Issuance of the 172,800 shares. The liability will be eliminated when the shares are issued on January 10, 1997.




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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales as an aggregate were $48.3 million during the first six months of 1996 which represents a 5% increase from the first six months of 1995 when sales totaled $45.9 million. Domestic sales growth was adversely affected during the first six months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1996.




Gross profit was $32.6 million, or 67% of net sales for the first six months of 1996 compared to $31.8 million, or 69% for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses were $12.8 million and $11.5 million year to date
for the periods ended June 30 1996 and 1995 respectively.   Marketing
expense as a percentage of net sales was 27% in the first six months of 1996, compared to 25% for the first six months of 1995. This increase is primarily due to an increase in royalty payments.

General and administrative expenses were $14.6 million and $13.4 million year to date for the periods ended June 30, 1996 and 1995 respectively. General and administrative expenses as a percentage of net sales were 30% in the first six months of 1996 compared to 29% in the first six months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

Research and development expenses were approximately stable at $2.1 million in the first six months of 1996 and 1995. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 4.4% in the first six months of 1996 and 4.6% in the first six months of 1995. Diversification into other facets of medical devices through the use of new technology
remains a goal of the Company.   R & D expenses are expected to
increase throughout 1996 as the Company increases research and development overseas due to the FDA backlog on approval of new devices in the United States.

Interest expense of $3.7 million increased for the first six months of 1996 in comparison with interest expense for the same period of 1995 of $0.1 million. The significant increase was a result of interest incurred on the Company's convertible notes payable which were issued in January 1996 and the finance charge associated with the issuance of the shares in connection with the waiver of a covenant default.




On May 24, 1996 INAMED Corporation offered investors in the above subject convertible notes an incentive for early conversion. The investors were offered a ten percent (10%) bonus of INAMED common stock based upon the holders' respective amount of shares issuable upon conversion of the notes. The offer expired on May 29, 1996, at which time an amount of $440,000 had been converted to equity, resulting in the issuance of 4,400 bonus shares in the third quarter of 1996.

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

Since December 31, 1995, the cash balance has increased and the current ratio has changed from 0.9 to 1 on December 31, 1995 to 2.3 to 1 on June 30, 1996. The majority of the Company's cash flows in the first six months of 1996 were generated by the issuance of convertible notes as discussed in Note 5 to the financial statements, and by product sales. Growth, regulatory activities and legal expenses continue to consume a significant amount of available cash resources.




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

On June 27, 1996 the Company entered into a Regulation S transaction ("Offshore Stock Subscription Agreement") with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share. The Company received $3 million in proceeds from this transaction.

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




In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately $0.9 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of June 30, 1996, approximately $0.4 million had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.




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




Management believes short-term liquidity will improve as a result of increased sales throughout 1996 and into 1997, due to increased sales areas and new product introduction decreased litigation costs as a result of projected global settlement and mandatory class certification, and efforts by the Company to raise future funding through a bank line, public, or private offering. However, no assurances can be given as to the outcome of such efforts.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             The Company is a defendant in breast implant litigation as discussed in Note 6to the unaudited consolidated financial statements.

ITEMS 2. THROUGH 5.

             Not Applicable


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

            (1) Form 8-K, dated April 19, 1996

            (2) Form 8-K, dated May 24, 1996

INAMED CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INAMED CORPORATION




By        /S/DONALD K. MCGHAN
       Donald K. McGhan
       Chairman of the Board and
       Chief Executive Officer




Dated:          SEPTEMBER 8, 1997


DOCUMENT TYPE     EX-27
DOCUMENT DESCRIPTION    FINANCIAL DATA SCHEDULE
PERIOD TYPE             6 MONTHS
FISCAL YEAR END         DECEMBER 31, 1996
PERIOD START            JANUARY 1, 1996
PERIOD END              JUNE 30, 1996

CASH                           19,211,287
SECURITIES                              0
RECEIVABLES                    20,563,720
ALLOWANCES                      5,840,408
INVENTORY                      18,180,128
CURRENT ASSETS                 56,176,717
PP&E                           21,261,187
DEPRECIATION                   10,400,377
TOTAL ASSETS                   71,003,943
CURRENT LIABILITIES            24,439,192
BONDS                                   0
PREFERRED - MANDATORY                   0
PREFERRED                               0
COMMON                         13,521,650
OTHER SE                      (12,006,589)
TOTAL LIABILITIES & EQUITY     71,003,943
SALES                          48,261,533
TOTAL REVENUE                  48,261,533
CGS                            15,703,743
TOTAL COSTS                    45,231,100
OTHER EXPENSES                          0
LOSS PROVISION                          0
INTEREST EXPENSE                3,725,693
INCOME - PRETAX                   (53,179)
INCOME TAX                         70,710
INCOME - CONTINUING              (123,889)
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET INCOME                       (123,889)
EPS - PRIMARY                       (0.02)
EPS - DILUTED                       (0.02)