Form 10-Q/A
period 1996-09-30
INAMED CORP
filed 1997-09-09
CIK 109831

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549




                                      FORM 10-Q/A-1

               FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                                            OF
                          THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER:0-7101






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

                                                         (Unaudited)
                                                     SEPTEMBER 30, 1996         DECEMBER 31, 1995
ASSETS
Current assets:
   Cash and cash equivalents                        $ 3,346,086                 $2,807,327
   Restricted cash, Settlement Fund                  14,636,348                         --
   Trade accounts receivable, net of allowance for
      doubtful accounts  and returns and allowances
      of $4,314,969 at September 30, 1996 and
      $6,641,177 at December 31, 1995                14,190,963                  10,470,375
   Notes receivable - trade                                  --                     157,534
   Related party notes receivable                        13,546                     385,508
   Inventories                                       20,055,176                  17,695,847
   Prepaid expenses and other current assets          1,685,370                   1,825,213
   Income tax refund receivable                         235,408                      95,580
   Deferred income taxes                              2,010,622                   2,014,589
                                                    ___________                 ___________
        Total current assets                         56,173,519                  35,451,973
                                                    ___________                 ___________
Property and equipment, at cost:
   Machinery and equipment                            9,816,728                   8,923,564
   Furniture and fixtures                             3,946,873                   3,714,717
   Leasehold improvements                             8,597,623                   7,567,208
                                                    ___________                 ___________
                                                     22,361,224                  20,205,489
   Less accumulated depreciation
      and amortization                              (11,097,509)                 (9,234,166)
                                                    ___________                 ___________
      Net property and equipment                     11,263,715                  10,971,323
                                                    ___________                 ___________
Notes receivable, net of allowance of $1,066,958
      at September 30, 1996 and December 31, 1995     2,022,264                   2,047,535

Intangible assets, net                                1,427,862                   1,658,926

Other assets, at cost                                   401,840                     255,187
                                                    ___________                 ___________
Total assets                                        $71,289,200                 $50,384,944





                              (continued)

    The Notes to Financial Statements are an integral part of this statement.




               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                   SEPTEMBER 30, 1996           DECEMBER 31, 1995

LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY

Current liabilities:
   Current installments of long-term debt            $    14,168                $    51,735
   Notes payable to bank                               1,481,381                  1,273,476
   Notes payable to others                                    --                    493,511
   Related party notes payable                                --                  1,759,417
   ACCOUNTS PAYABLE                                   12,426,827                 18,596,800
   Accrued liabilities:
      Salaries, wages, and payroll taxes               4,086,006                  9,559,348
      Interest                                         1,672,313                  1,609,947
      Self-insurance                                   1,094,332                  1,130,632
      Stock option compensation                           68,714                     68,714
      Other                                            2,682,201                  2,200,860
   ROYALTIES PAYABLE                                   1,980,337                  2,926,388
   Income taxes payable                                   86,611                  1,812,818
   Deferred income taxes                                  26,595                     10,065
                                                     ___________                ___________
      Total current liabilities                       25,619,485                 41,493,711
                                                     ___________                ___________
Long-term debt, excluding current installments           100,472                     89,437

Deferred grant income                                  1,129,148                  1,114,735

Deferred income taxes                                    190,166                    239,177

Litigation settlement                                  9,152,000                  9,152,000

Convertible notes payable                             34,560,000                         --

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $0.01 par value.
      Authorized 20,000,000 shares;
      issued and outstanding 8,006,050                     80,061                    76,027
   Additional paid-in capital                          13,456,089                 9,963,635
   Cumulative translation adjustment                      739,681                   882,146
   Accumulated deficit                                (13,737,902)              (12,625,924)
                                                      ___________               ___________
 Stockholders' (deficit) equity                           537,929                (1,704,116)


Total liabilities and stockholders' (deficit) equity  $71,289,200               $50,384,944
                                                      ===========               ===========




    The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (UNAUDITED)

                                                          Nine Months           Nine Months
                                                             Ended                 Ended
                                                        SEPTEMBER 30, 1996      SEPTEMBER 30, 1995


Net sales                                                 $71,521,118           $64,136,586
Cost of goods sold                                         24,308,821            20,854,509
                                                          ___________           ___________
      Gross profit                                         47,212,297            43,282,077
                                                          ___________           ___________
Operating expenses:
   Marketing                                               18,850,662            16,772,662
   General and administrative                              21,761,260            21,587,052
   Research and development                                 3,560,114             3,276,591
                                                          ___________           ___________
      Total operating expenses                             44,172,036            41,636,305
                                                          ___________           ___________
      Operating income                                      3,040,261             1,645,772
                                                          ___________           ___________
Other income (expense):
   Interest income                                            756,526               648,866
   Interest expense                                        (4,785,071)             (213,229)
   Royalty Income                                              94,766               102,265
   Foreign currency transaction losses                       (222,123)             (414,175)
   Miscellaneous income                                       156,663               238,348
                                                          ___________           ___________
      Net other income (expense)                           (3,999,239)              362,075
                                                          ___________           ___________
      Income (loss) before income tax expense                (958,978)            2,007,847

Income tax expense                                            153,001               715,491
                                                          ___________           ___________
      Net income (loss)                                   $(1,111,979)          $ 1,292,356
                                                          ===========           ===========
Net income (loss) per share of common stock               $     (0.14)          $     0.17
                                                          ===========           ===========
Weighted average common shares outstanding                  7,743,767             7,559,073
                                                          ===========           ===========









                   The Notes to Financial Statements are an integral part of this statement.



               INAMED CORPORATION AND SUBSIDIARIES

                                                          THREE MONTHS           THREE MONTHS
                                                                ENDED               ENDED
                                                         SEPTEMBER 30, 1996     SEPTEMBER 30, 1995

Net sales                                                  $23,259,585          $18,279,111
Cost of goods sold                                           8,605,078            6,839,178
                                                           ___________          ___________
      Gross profit                                          14,654,507           11,439,933
                                                           ___________          ___________
Operating expenses:
   Marketing                                                 6,026,752            5,233,406
   General and administrative                                7,161,294            8,159,422
   Research and development                                  1,456,633            1,165,297
                                                           ___________          ___________
      Total operating expenses                              14,644,679           14,558,125
                                                           ___________          ___________
      Operating income (loss)                                    9,828           (3,118,192)
                                                           ___________          ___________
Other income (expense):
   Interest income                                             181,387              325,790
   Interest expense                                         (1,059,378)             (72,730)
   Royalty income                                                    0               74,287
   Foreign currency transaction losses                         (42,061)            (580,253)
   Miscellaneous income (expense)                                4,425               94,967
                                                           ___________          ___________
      Net other expense                                       (915,627)            (157,939)
                                                           ___________          ___________
      Income (loss) before income taxes                       (905,799)          (3,276,131)

Income taxes                                                    82,291             (683,543)
                                                           ___________          ___________
      Net income (loss)                                    $  (988,090)         $(2,592,588)
                                                           ===========          ===========
Net income (loss) per share of common stock                $     (0.12)         $     (0.34)
                                                           ===========          ===========
Weighted average common shares outstanding                   7,998,507            7,662,257
                                                           ===========          ===========






     The Notes to Financial Statements are an integral part of this statement




               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

             Nine Months ended September 30, 1996 and 1995

           Increase (Decrease) in Cash and Cash Equivalents

                                                               1996             1995
Cash flows from operating activities:
   Net income (loss)                                         $(1,111,979)       $ 1,292,356
                                                             ___________        ___________
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation of property and equipment                      1,810,802          1,940,954
   Amortization of intangible assets                             230,533            233,057
   Deferred income taxes                                         (24,093)           532,535
   Changes in assets and liabilities:
      Trade accounts receivable                               (3,832,241)        (1,772,322)
      Notes receivable                                           174,564            304,107
      Inventories                                             (2,728,211)        (3,385,739)
      Prepaid expenses and other current assets                  117,451          1,472,731
      Income tax refund receivable                              (144,828)            20,091
      Other assets                                              (147,455)            (7,062)
      Accounts Payable                                        (6,143,367)           415,305
      Accrued salaries, wages and payroll taxes               (5,396,239)         3,672,596
      Accrued interest                                            62,366             (1,027)
      Accrued self-insurance                                     (36,300)           (54,573)
      Other accrued liabilities                                  497,656           (452,066)
      ROYALTIES PAYABLE                                         (946,051)           921,692
      Income taxes payable                                    (1,726,374)          (610,421)
                                                             ___________        ___________
      Total adjustments                                      (18,231,787)         3,229,858
                                                             ___________        ___________
      Net cash provided by
        (used in) operating activities                       (19,343,766)         4,522,214
                                                             ___________        ___________
Cash flows from investing activities:
   Purchases of property and equipment                        (2,266,227)        (3,907,150)
                                                             ___________        ___________
   Net cash used in investing activities                      (2,266,227)        (3,907,150)
                                                             ___________        ___________







                              (continued)

    The Notes to Financial Statements are an integral part of this statement.


               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

             Nine Months ended September 30, 1996 and 1995

           Increase (Decrease) in Cash and Cash Equivalents


                                                                1996               1995
Cash flows from financing activities:
   Increases in notes payable and long-term debt              $34,836,498       $   190,580
   Principal repayment of notes payable
       and long-term debt                                        (530,451)         (452,330)
   (Increase) decrease in related party receivables               371,962          (322,756)
   Increase (decrease) in related party payables               (1,759,417)          114,204
   Net change in deferred grant income                             13,520            51,222
   Repurchases and retirements of common stock                     (3,463)           (1,346)
   Proceeds from exercise of stock options                             --           181,250
   Issuance of common stock                                     3,499,951            29,500
   Cash overdraft                                                      --                --
                                                              ___________       ___________
   Net cash provided by (used in)
     financing activities                                      36,428,600          (209,676)
                                                              ___________       ___________
   Effect of exchange rate changes on cash                        356,500          (310,372)
                                                              ___________       ___________
   Net increase in cash
      and cash equivalents                                     15,175,107            95,016

Cash and cash equivalents at beginning of period                2,807,327           673,951
                                                              ___________       ___________
Cash and cash equivalents at end of period                    $17,982,434       $   768,967
                                                              ___________       ___________

Supplemental disclosure of cash flow information:
   Cash paid during the nine months for:
      Interest                                                $ 1,388,794       $   249,148
                                                              ===========       ===========
      Income taxes                                            $ 1,530,932       $   853,577
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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of INAMED Corporation and its wholly owned subsidiaries (collectively referred to as the Company for the purposes of financial reporting). All significant intercompany balances and transactions have been eliminated in consolidation.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (CONTINUED)


NET INCOME PER SHARE

Net  income  per share is based upon the weighted  average   number  of
shares outstanding during each of the respective periods.

RECLASSIFICATION

Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.




NOTE 3 - Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

                                                   SEPTEMBER  30, 1996          DECEMBER 31, 1995
Accounts receivable                                 $18,505,932                 $17,111,552
Allowance for doubtful accounts                        (551,927)                   (964,928)
Allowance for returns and credits                    (3,763,042)                 (5,676,249)
                                                    ___________                 ___________
Net accounts receivable                             $14,190,963                 $10,470,375

Notes receivable                                    $ 3,089,222                 $ 3,114,493
Allowance for doubtful notes                         (1,066,958)                 (1,066,958)
                                                    ___________                 ___________
Net notes receivable                                $ 2,022,264                 $ 2,047,535

The provision for doubtful accounts and returns was reduced from $6,641,177 at December 31, 1995 to $4,314,969 at September 30, 1996.
Actual bad debt from 1993 to the present amounts to approximately 0.16% of sales per year and the return rate continues to decline.




NOTE 4  -  INVENTORIES

Inventories are summarized as follows:
                                                SEPTEMBER 30, 1996              DECEMBER 31, 1995
Raw materials                                     $ 3,261,974                   $ 2,513,862
Work in process                                     4,438,272                     3,773,579
Finished goods                                     13,266,582                    12,167,768
                                                  ___________                   ___________
                                                   20,966,828                    18,455,209
Less allowance for
     obsolescence                                    (911,652)                     (759,362)
                                                  ___________                   ___________
                                                  $20,055,176                   $17,695,847
                                                  ===========                   ===========

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

At September, 1996, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and THE DISCOUNTED PRESENT VALUE OF THE $50 MILLION AGGREGATE THE COMPANY ESTIMATED IT MIGHT HAVE BEEN REQUIRED TO CONTRIBUTE UNDER THE REVISED SETTLEMENT PROGRAM. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the REGISTRANTS, CLAIMANTS AND PLAINTIFFS (WHICH ACCEPTANCE AND PARTICIPATION IS
NECESSARY FOR ANY CONTRIBUTIONS UNDER THE REVISED SETTLEMENT PROGRAM) AND THE LIMITED AND CHANGING INFORMATION RELATED TO THE CLAIMS, NO ESTIMATE OF THE POSSIBLE ADDITIONAL LOSS OR RANGE OF LOSS CAN BE MADE AND, CONSEQUENTLY, THE FINANCIAL STATEMENTS DO NOT REFLECT ANY ADDITIONAL PROVISION FOR THE LITIGATION SETTLEMENT.HOWEVER, PRELIMINARY INFORMATION OBTAINED PRIOR TO JULY 31, 1997, CONCERNING CLAIMS AND OPT-OUTS FILED UNDER THE REVISED SETTLEMENT INDICATES THAT THE RANGE OF COSTS TO THE COMPANY OF ITS CONTRIBUTIONS, WHILE LIKELY TO EXCEED $9.1 MILLION, WILL BE SUBSTANTIALLY LESS THAN $50 MILLION. THIS PRELIMINARY INFORMATION SUGGESTS THAT THE COST FOR CURRENT CLAIMS, WHICH WILL BE PAYABLE AFTER THE CONCLUSION OF ALL APPEALS RELATING TO THE REVISED SETTLEMENT, IS NOT LIKELY TO EXCEED $16 MILLION. THIS ESTIMATE MAY CHANGE AS FURTHER INFORMATION IS OBTAINED. THE ADDITIONAL COST FOR ONGOING CLAIMS PAYABLE OVER THE 15-YEAR LIFE OF THE PROGRAM IS STILL UNKNOWN, BUT IS CAPPED AT APPROXIMATELY $6 MILLION UNDER THE TERMS OF THE REVISED SETTLEMENT.

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

THE COMPANY DOES NOT HAVE PRODUCT LIABILITY INSURANCE AND THEREFORE RECOVERY FROM AN INSURANCE CARRIER FOR ANY SETTLEMENTS PAID IS NOT POSSIBLE.

ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS




Net sales as an aggregate were $71.5 million during the first nine months of 1996 which represents a 12% increase from the first nine months of 1995 WHEN SALES TOTALED $64.1 MILLION. Domestic sales growth was adversely affected during the first six months of 1996 by shortages of raw materials and by changes made by the Company in certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth.

Gross profit was $47.2 MILLION, or 66% of net sales for the first nine months of 1996 compared to $43.3 MILLION, or 67% for the corresponding period in 1995. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

MARKETING EXPENSES WERE $18.9 MILLION AND $16.8 MILLION YEAR TO DATE FOR THE PERIODS ENDED SEPTEMBER 30 1996 AND 1995 RESPECTIVELY. Marketing expense as a percentage of net sales was 26% in the first nine months of 1996, compared to 26% for the first nine months of 1995. This increase is primarily due to an increase in royalty payments.

GENERAL AND ADMINISTRATIVE EXPENSES WERE $21.8 MILLION AND $21.6 MILLION YEAR TO DATE FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 RESPECTIVELY. General and administrative expenses as a percentage of net sales were 30% in the first nine months of 1996 compared to 34% in the first nine months of 1995. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.




Research and development expenses increased to $3.6 million in the first nine months of 1996 from $3.3 million for the same period in 1995. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 5% for both the first nine months of 1996 and 1995. R & D expenses are expected to increase throughout the remaining quarter of 1996 and into 1997 as the Company increases research and development overseas due to the FDA backlog on approval of new devices in the United States.




Interest expense of $4.8 MILLION increased for the first nine months of 1996 in comparison with interest expense of $0.2 MILLION for the same period of 1995. The significant increase was A RESULT of interest incurred on the Company's convertible notes payable which were issued in January 1996 AND THE FINANCE CHARGE ASSOCIATED WITH THE ISSUANCE OF THE SHARES UNDER THE WAIVER OF COVENANT DEFAULT AGREEMENT .




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

Since December 31, 1995, the cash balance has increased and the current ratio has changed from 0.9 to 1 on December 31, 1995 to 2.2 to 1 on September 30, 1996. The majority of the Company's cash flows in the first nine months of 1996 were generated by the issuance of convertible notes as discussed in Note 5 to the financial statements, and by product sales. Growth, regulatory activities and legal expenses continue to consume a significant amount of available cash resources.




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




In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately $0.9 MILLION and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of November 8, 1996, approximately $0.9 MILLION had been drawn on the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum.




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


                                          INAMED CORPORATION




                                           By /S/DONALD K. MCGHAN
                                           Donald K. McGhan
                                           Chairman of the Board and
                                           Chief Executive Officer




Dated:           SEPTEMBER 8, 1997

DOCUMENT TYPE          EX-27
DOCMENT DESCRIPTION    FINANCIAL DATA SCHEDULE
PERIOD TYPE            9 MONTHS
FISCAL YEAR END        DECEMBER 31, 1996
PERIOD START           JANUARY 1, 1996
PERIOD END             SEPTEMBER 30, 1996

CASH                            17,982,434
SECURITIES                               0
RECEIVABLES                     18,505,932
ALLOWANCES                       4,314,969
INVENTORY                       20,055,176
CURRENT ASSETS                  56,173,519
PP&E                            22,361,224
DEPRECIATION                    11,097,509
TOTAL ASSETS                    71,289,200
CURRENT LIABILITIES             25,619,485
BONDS                                    0
PREFERRED - MANDATORY                    0
PREFERRED                                0
COMMONN                         13,536,150
OTHER SE                       (12,998,221)
TOTAL LIABILITIES AND EQUITY    71,289,200
SALES                           71,521,118
TOTAL REVENUE                   71,521,118
CGS                             24,308,821
TOTAL COSTS                     68,480,857
OTHER EXPENSES                           0
LOSS PROVISION                           0
INTEREST EXPENSE                4,785,071
INCOME - PRETAX                   (958,978)
INCOME TAX                         153,001
INCOME - CONTINUING             (1,111,979)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET INCOME                      (1,111,979)
EPS - PRIMARY                        (0.14)
EPS - DILUTED                        (0.14)