Form 10-K
period 1996-12-31
INAMED CORP
filed 1997-09-09
CIK 109831

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-K

    FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996
Commission File Number: 1-9741




                       INAMED CORPORATION


State of Incorporation:  Florida
I.R.S. Employer Identification No.:  59-0920629


3800 Howard Hughes Parkway, Suite #900, Las Vegas, Nevada  89109

                Telephone Number:  (702) 791-3388




Indicate by check mark whether the Registrant (1)  has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes      No    X

The aggregate market value of voting stock held by non-affiliates as of August 31, 1997, was $39,370,364.

On August 31, 1997 there were 8,443,602 shares of Common Stock outstanding.

                This document contains 76 pages.

              Exhibit index located on pages 71-74.


                             PART I

ITEM 1.   BUSINESS.

General Development of Business

INAMED Corporation ("INAMED") (formerly First American Corporation) was incorporated under the laws of the state of Florida on February 6, 1961. In 1985, First American Corporation acquired all of the outstanding shares of McGhan Medical Corporation ("MMC") in a stock-for-stock, reverse merger transaction. The Company changed its name in 1986 from First American Corporation to INAMED Corporation in order to better reflect its involvement in the medical field. The name was chosen to promote the recognition of the concepts "Innovation and Medicine". MMC now operates as a wholly-owned subsidiary of INAMED Corporation. MMC entered the medical device business on August 3, 1984, through the acquisition of assets related to Minnesota Mining and Manufacturing Company's ("3M") silicone implant product line.

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

In October 1989, INAMED incorporated its McGhan Limited subsidiary which designed and equipped a new medical device manufacturing plant in Arklow, County Wicklow, Ireland, to supplement production of the Company's current and future products. The location in Ireland was selected because it offers many favorable conditions such as availability of labor at reasonable rates, availability of attractive grants from the Industrial Development Authority (IDA), geographic proximity to INAMED B.V., favorable local tax treatment and membership in the European Economic Community or EEC. The manufacturing plant in
Ireland was fully operational in 1993, and is capable of supplying nearly all of the products sold in the international market. Future new products will be produced by McGhan Limited for sale internationally with limited support shipments from the Company's U.S. manufacturing plants. In support of expected future growing international demand, the Company incorporated its Chamfield Limited subsidiary in 1993 to manufacture raw materials to be used in McGhan Limited's manufacturing process. Chamfield Limited's manufacturing facilities, which are not yet fully operational, are located adjacent to McGhan Limited's facilities.

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

In 1991, INAMED concentrated on continued expansion into the European and international market, increasing production in its Irish manufacturing facility, continued efficiency and quality evaluation of its manufacturing facilities in Ireland and continued sales growth. The Company expanded its marketing base in Europe by incorporating INAMED S.R.L. as a direct marketing and distribution center for the Company's products in Italy in May 1991.

In 1991, the Company also incorporated its BioEnterics Corporation subsidiary in Carpinteria, California. BioEnterics was incorporated in order to focus on the development, production, international and ultimately global distribution of high-quality, proprietary implantable devices and associated instrumentation to the bariatric and general surgery markets for the treatment of gastrointestinal disorders and serious obesity.

In  1992,  the  Company  incorporated  its  Biodermis
Corporation subsidiary in Las Vegas, Nevada, in order to focus on the development, production and global distribution of premium products for dermatology, wound care and burn treatment.

In  1992,  the Company also incorporated  its  Medisyn
Technologies Corporation subsidiary in Las Vegas, Nevada, in order to focus on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology.

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

In 1993, the Company also incorporated Flowmatrix Corporation in Las Vegas, Nevada, a wholly-owned subsidiary which manufactures high-quality silicone components and devices for INAMED's wholly-owned subsidiaries, and produces and distributes a line of proprietary silicone surgical products internationally.

The Company continued to expand its international marketing base in 1993 by incorporating INAMED S.A.R.L. in Paris, France, a wholly-owned subsidiary of INAMED B.V.

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

Effective January 1994, the Company acquired the assets of Novamedic, S.A. in Barcelona, Spain. Novamedic, S.A. was a well-established distributor of medical products in Spain which further strengthened the Company's presence in the international market. The new subsidiary was renamed INAMED, S.A. and operates as a wholly-owned subsidiary of the Company.

The  Company  has  identified Spain,  Portugal,  South
America, Central America, and Mexico as the Iberian and Latin American areas. The incorporation of INAMED do Brasil in 1995 and INAMED Mexico in 1996 has strengthened the Company's presence in this area. INAMED do Brasil and INAMED Mexico operate as a wholly-owned subsidiary of INAMED, S.A.

In  1995,  the Company incorporated its  INAMED  Japan
subsidiary in Las Vegas, Nevada. INAMED Japan subsequently acquired 95% of INAMED Medical Group, a Japanese corporation. In 1996, INAMED Japan acquired the remaining 5% of INAMED Medical Group. Additionally, the Company's McGhan Medical Corporation subsidiary incorporated its McGhan Medical Asia Pacific, Ltd. subsidiary in 1995. The formation of INAMED Japan and McGhan Medical Asia Pacific, Ltd. has enabled the Company to continue its expansion into the Asia-Pacific Rim market.

Principal Products and Markets

The Company is engaged in the development, manufacture and marketing of a number of implantable products, including breast implants, tissue expanders and facial implants for plastic and reconstructive surgeons as well as custom prostheses for a variety of surgical applications and procedures.

Breast implants are used for reconstruction and augmentation. As part of its product line, the Company produces different models, shapes and sizes of breast implants including but not limited to double-lumen, saline and gel-filled breast implants. In addition, the Company manufactures BioCellr textured implants which incorporate the Company's patented low-bleed technology with its textured surface technology. The resulting implant has an open-cell silicone surface bio-engineered for a more favorable implant-to-tissue interface. The BioCellr textured product line has received notably favorable market acceptance.

The   Company  is  one  of  the  leading   world-wide
manufacturers of saline-filled breast implants. Saline implants are manufactured at two different subsidiaries: McGhan Medical Corporation and McGhan Limited. These products are made in various shapes and sizes, and utilize various valve designs. The surface construction of the finished implants provide the surgeon the opportunity to select from a smooth silicone, the BioCellr textured surface or the patented MicroCellr textured surface.

The  Company  has developed and currently manufactures
and markets a line of implantable and intraoperative tissue expanders. A typical tissue expander is implanted at a site where new tissue is desired. After the device is implanted fluid can be injected into the injection port which then flows into the larger expanding chamber. This causes increased pressure under the skin resulting in tissue growth over a reduced period of time. The expanded tissue can then be used to cover defects, burns and injury sites or prepare a healthy site for an implant with the extra tissue available without the trauma of skin grafting. The Company has further developed its tissue expander product line by incorporating a patented integral valve injection area that is located by a magnetic detection system to enable the doctor to determine location of the injection port.

The  Company  manufactures and  markets  its  patented
BioSpan tissue expander product line that utilizes the BioCell textured surface which allows more precise surgical placement. Use of the BioSpan tissue expander surface decreases capsular contracture and yields greater tissue laxity during expansion.

The  Company produces the BioDimensional system  for
breast reconstruction following radical mastectomy procedures. The BioSpan tissue expanders and BioCell breast implants used for this system were designed using computer-assisted modeling to determine the ideal dimensions. Computer imaging programs were also used to evaluate the expected aesthetic results. The BioDimensional system matches the specific size tissue expander to the breast implant that will be used for the breast reconstruction procedure.

The  Company also manufactures and markets  the  Ruiz-
Cohen intraoperative expander. The Ruiz-Cohen intraoperative expander utilizes rapid intraoperative expansion as an effective means of arterial elongation to provide the additional tissue needed for end-to-end anastomosis. By eliminating the need for arterial grafting, patient discomfort is greatly reduced and the time and associated costs required to complete arterial anastomosis are minimized. The Company has license agreements and patents covering this product line, as well as patents pending for the next generation of the product. Additionally, the Company has patents and patent applications in nine countries outside of the United States for the product.

The Company's group of products allows the plastic  or
reconstructive  surgeon a range of options.   If  requested,  the
Company works with a surgeon to design, to the surgeon's specifications, a custom implant suited to individual patients' needs.

The Company manufactures silicone gel sheeting intended for use in the treatment and control of old and new hypertrophic or keloid scarring. The products are sold under the trade names
TopiGel, Epi-Derm, and Derma-Sof.

During  1996, 1995 and 1994, the Company's proprietary
products accounted for 100% of net sales. Comparatively, in 1993, silicone implant products and silicone components accounted for 90% and 10% of net sales, respectively. The percentage of sales represented by proprietary products has increased due to the sale of Specialty Silicone Fabricators in August 1993.

Marketing

In  the  United States, the Company's implant products
are sold to plastic and reconstructive surgeons, facial and oral surgeons, bariatric surgeons, dermatologists, outpatient surgery centers and hospitals through the Company's own staff of direct sales people and independent distributors. In Canada and Hawaii, the Company is represented by independent distributors. The Company reinforces its sales and marketing program with telemarketing which produces sales by providing follow-up procedures on leads and distributing product information to potential customers. The Company supplements its marketing efforts with appearances by its subsidiaries at trade shows and advertisements in trade journals and sales brochures.

The Company sells its products directly and through distributors in the Netherlands, Belgium, Germany, Italy, France, Spain, the United Kingdom, Brazil, Mexico, Japan, and China. The Company's Netherlands subsidiary markets to and supports independent distributors in Denmark, Finland, Iceland, Norway, Sweden, and Switzerland. The Company also sells its products to independent distributors in Argentina, Australia, India, Korea, New Zealand, Philippines and Taiwan. Sales outside the United States and Canada are made directly to these and other independent distributors and sales organizations through the Netherlands subsidiary's inventory of the Company's products. The Company believes its direct sales efforts internationally and increased support of its overseas independent distributors has greatly enhanced overall sales and will continue to do so throughout calendar 1997.

Competition

The  Company's  sole  significant  competitor  in  the
production and sale of breast implants in the domestic market is Mentor Corporation. Three other competitors discontinued production of breast implants in 1992 largely as a result of regulatory action by the Food and Drug Administration ("FDA"). The Company believes that the principal factors permitting its products to compete effectively are its high-quality product consistency, variety of product designs, management's knowledge of and sensitivity to market demands, and the Company's ability to identify, develop and/or obtain license agreements for patented products embodying new technology. In compliance with certain FDA regulations, the Company is allowed to sell one type of silicone gel-filled breast implant to a limited number of customers in the United States under stringent guidelines.

Internationally,  the  Company competes  with  several
other manufacturers in the production and sale of its breast implants. Major competitors in Europe include Mentor Corporation, Silimed, Laboratories Sebbin, L.P.I., Nigor, and LipoMatrix. The Company believes that its extensive network of marketing and distribution centers throughout Europe create the strongest presentation of breast implants in the international market and the most favorable acceptance by physicians.

Competition in the tissue expander product line is generally driven by the same corporations as in the manufacture and sale of breast implants. Management believes the Company's implant market position in tissue expanders will continue to improve due to the superior design and strong features of its products and future additions to its product lines.

Research and Product Development

A qualified staff of doctorates, scientists, engineers
and technicians, working in material technology and product design configurations, presently guide the Company's research and development efforts. The Company is directing its research toward new and improved products based on scientific advances in technology and medical knowledge together with qualified input from the surgical profession. The Company has incurred approximately $5.7 million, $4.4 million, and $3.7 million of research and development expense for the years ended December 31, 1996, 1995, and 1994 respectively.

The Company introduced the LAP-BANDr Adjustable Gastric
Banding (LAGBr) System to the international market as an improvement to the earlier adjustable banding design. The LAGBr
System is in clinical trials in the United States. The LAGBr System is designed to permit a laparoscopic procedure for severe obesity. During the operation, which is usually done under general anesthesia but without a large incision, the adjustable gastric band is placed around the stomach slightly below the opening, to constrict that portion of the stomach into a stoma, and forming a small stomach pouch above the band. The system utilizes special pouch and stoma measuring equipment, including an electronic device and a special laparoscopic band placement instrument. Unlike "stomach stapling" or "stomach bypass" procedures, no cutting or stapling of the stomach is required and usually no major incision. The band is designed to be adjustable postoperatively without additional surgery. The LAGBr System is currently being used for the long-term treatment of severe obesity throughout Europe, as well as in Australia, Latin America and the Middle East. The Company holds a license for the patent and patent pending applications.

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

The  Company  holds  a  license  for  the  U.S.   and
international patents for a new device for the treatment of severe gastroesophageal reflux. This device, with a cuff-like design and a self-locking mechanism, is designed to improve the safety and reliability of the laparoscopic treatment of gastroesophageal reflux. It is anticipated that clinical use of this device will begin during 1997.

The  Company's BioEnterics Intragastric Balloon (BIBr)
is being marketed on a limited basis in Europe for preoperative weight loss in severely obese patients, and as an aid to weight reduction in moderately obese patients. The balloon is endoscopically (non-surgically) placed in the patient's stomach and inflated with saline. The balloon partially fills the stomach, limiting the amount of food that can comfortably be consumed, thereby inducing weight loss. Severely obese patients have a higher incidence of surgical and perioperative complications, and weight loss also facilitates laparoscopic procedures in these patients.

The Company offers a full product line of silicone gel
sheeting intended for the treatment of old and new hypertrophic and keloid scars. The Company has configurations for the scar management of long incisional scars following cardiac of C-Section surgery, custom configurations for treating small and mid-size scars, and a full-sized sheet for reduction of post-burn
scarring.   In addition, The Company is currently developing  two
new silicone gel sheeting configurations for treating post-mastopexy and areolar scars. As of March 19, 1997, the Company received 510(k) clearance notification of substantial equivalency from the FDA for the CRYOSILT Silicone Gel Sheeting Patch, intended for the single use protection of tissue surrounding skin lesions, such as basal cell carcinoma, or skin tabs, during cryosurgery with spray refrigerants like liquid nitrogen and nitrous oxide.

The Company is also continuing efforts to add to its existing lines of breast implants.

The Company depends on the efforts and accomplishments of dedicated staff in its Research and Development groups, and will continue to support its current and future R&D projects and activities.

Patents and License Agreements

It is the Company's policy to actively seek patent protection for its products and/or processes when appropriate. The Company developed and currently owns patents and trademarks for both the product and processes used to manufacture low-bleed breast implants and for the resulting barrier coat breast implants. Intrashiel is the Company's registered trademark for the products using this technology. Beginning in 1984, such patents were granted in the United States, Australia, Canada, France, the Netherlands, the United Kingdom and West Germany. Trademarks for this product have been granted in the United States and France. The Company has license agreements allowing other companies to manufacture products using the Company's select technology, such as the Company's patented Intrashiel process, in exchange for royalty and other compensation or benefits.

The Company's other patents include those relating  to
its breast implants, tissue expanders, textured surfaces, injection ports, valve systems, illumination and obesity products. The Company also has various patent assignments or license agreements which grant the Company the right to manufacture and market certain products.

The Company believes its patents are valuable; however,
it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to manufacturing processes, materials and product design, have been equally important in maintaining proprietary product lines. Staying at the forefront of rapidly advancing medical technology by quickly and effectively responding to the needs and concerns of health care professionals and their patients is the key to the Company's plans for future business expansion and financial success. As a condition of employment, the Company requires each of its employees to execute a confidentiality agreement relating to proprietary information and patent rights.

Manufacturing and Product Dependability

The  Company  manufactures its silicone devices  under
controlled conditions. The manufacturing process is accomplished in conjunction with specialized equipment for precision measurement, quality control, packaging and sterilization. Quality control procedures begin with the Company's suppliers meeting the Company's standards of compliance. The Company's in-house quality control procedures begin upon the receipt of raw components and materials and continue throughout production, sterilization, and final packaging. The Company maintains quality control and production records of each product manufactured and encourages the return of any explanted units for analysis. All of the Company's domestic activities are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored and/or reviewed by the FDA.

In the Company's continued efforts to develop state-of-
the-art processes that are environmentally responsible, a dry-heat sterilization process has been developed and is in place in the Company's manufacturing plants in the United States at McGhan Medical Corporation and BioEnterics Corporation and in Ireland at McGhan Limited. Development of this dry heat packaging and sterilization cycle was the result of over three years of equipment design, identification and testing of materials and products, and process development.

The Company had more than one source of supply for all
silicone materials used in the manufacture of its products until Dow Corning Corporation ("DCC"), a major supplier of medical grade silicone materials, announced it would discontinue the sale of implant grade silicone materials as of March 31, 1993. A majority of the silicone raw materials utilized by the Company have been purchased from a supplier other than DCC. The Company has studied the impact of the discontinuation of the supply of certain raw materials on the Company's ongoing business, and has established reliable alternate sources of high-quality critical silicone materials. The Company has experienced increased costs for its silicone materials, but the increase is not significant to the overall cost of the finished products.

Limited Warranties

The Company provides a limited warranty to the effect that it will replace without charge any product that proves defective with a new product of comparable type.

McGhan Medical Corporation's Product Service Program II
(PSPT) is designed to provide limited financial assistance to cover non-reimbursed operating room or surgical expenses due to a loss of shell integrity for inflatable breast implants for a period of five years from the date of implantation; in addition, a no-charge replacement of the same or similar product is provided for returned McGhan Medical breast implant products covered within the program. The Company reserves the right to make changes to its warranty policy from time to time within the confines of its warranty documents.

Government Regulations

All   of  the  Company's  silicone  implant  products
manufactured or sold in the United States are classified as medical devices subject to regulation by the FDA. FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and other general controls. Class II devices are subject to performance standards in addition to general controls. A notification must be submitted to the FDA prior to the commercial sale of some Class I and all Class II products. Class II products are subject to fewer restrictions than Class III products on their commercial distribution, such as compliance with general controls and performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product. Tissue expanders are currently proposed to be classified as Class II devices. The Company's breast implants, silicone intragastric balloon and gastric band system are Class III devices. Class III devices require the FDA's Pre-Market Approval (PMA) or an FDA Investigational Device Exemption (IDE) before commercial marketing to assure the products' safety and effectiveness.

On  April  10,  1991, the FDA issued  a  final  ruling
requiring all manufacturers of silicone gel filled breast implants to file a PMA application for their version(s) of the product(s) within 90 days after the effective date of the regulation or cease sale and/or distribution of their product(s). The ruling reflects the FDA's discretion to require PMA's for any device which predates the 1976 Medical Device Act. This ruling is also in line with the FDA's stated priorities and Congress' requirement that all Class III devices be submitted to PMA review. In anticipation of this ruling, the Company had, for some time, been gathering the required data, including the results of laboratory, animal and clinical investigation and testing. In July 1991, the Company submitted an application to the FDA in response to the ruling. In November 1991, an FDA advisory panel voted unanimously to recommend that the Company's silicone gel-filled breast implants remain on the market while more data on safety was gathered and evaluated by the agency. While the advisory panel concluded that the original PMA submitted by the Company's McGhan Medical subsidiary had failed to provide sufficient data concerning the safety of the implants, the FDA staff had not provided the panel members with updated and additional test results that had been submitted to the PMA application in late September 1991.

In January 1992, FDA Commissioner David Kessler requested that all United States silicone breast implant manufacturers stop manufacturing and marketing their silicone gel-filled implants as a voluntary action and that surgeons refrain from implanting the devices in patients pending further review of information relating to the safety of the products. The FDA advisory panel reconvened in February 1992 and after review of the new information, recommended that the gel-filled breast implants remain available for all patients wishing reconstruction following mastectomies and/or to correct severe deformities and, under  strictly  controlled clinical studies, be available on a limited  basis to patients wishing augmentation.  On April 16,
1992,  the FDA announced that silicone gel-filled breast implants would be available only under controlled clinical studies.  Under
an   Urgent  Need  protocol,  the  products  would  be  available immediately to patients requiring completion of reconstructive surgery which was begun prior to the January 1992 moratorium.
All patients are required to sign detailed informed consent forms prior to surgery under the Urgent Need program. Under an Adjunct
Study Program developed by the FDA, gel-filled implants would also be available to women desiring them for reconstruction, including the correction of severe deformities. As of December
31,  1994, the Company has not been a participant in the  Adjunct
Study.

In  the ongoing process of compliance with the Medical
Device Act, the Company has incurred, and will continue to incur, substantial costs which relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format required by the FDA under the Medical Device Act.

Further, the FDA has published a schedule which permits
the data required for PMA applications for saline-filled implants to be submitted in phases, beginning with preclinical data that was due in 1995, and ending with final submission of prospective clinical data in 1998. The company has received from the FDA an understanding that the agency will not call for final PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline-filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline-filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product-by-product and subsidiary-by-subsidiary basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has opportunity to review the filing requirements.

There can be no assurance that other products under development by the Company will be classified as Class I or Class II products or that additional regulations restricting the sale of its present or proposed products will not be promulgated by the FDA. The Company is not aware of any changes required by the FDA that would be so restrictive as to remove the Company from the marketplace. However, the FDA has significantly restricted the Company's right to manufacture and sell gel-filled breast implants in the United States. As a result, the Company's sales of saline-filled breast implant products increased significantly, and are expected to continue to be the Company's main product for 1997.

As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continual review by the FDA, responsible state or local agencies such as the California State Department of Health Services and other regulatory agencies to insure compliance with good manufacturing practices and public safety compliance. The Company's manufacturing plants are also subject to regulation by the local Air Pollution Control District and by the Environmental Protection Agency as a user of certain solvents.

Geographic Segment Data

A description of the Company's net sales, operating income (loss) and identifiable assets within the following segments: United States, Europe, Asia Pacific and Iberian and Latin America region, is detailed in footnote 13 of the Company's financial statements. The European classification includes the Netherlands, Belgium, United Kingdom, Italy, France and Germany. The Iberian and Latin American classification includes Central America, South America, Mexico, Spain, and Portugal. The Asia-Pacific classification includes Hong Kong, China, Japan, Taiwan, Singapore, Thailand, The Philippines, Korea, Indonesia, India, Pakistan, New Zealand and Australia.

Employees

As of July 25, 1997, the Company employed 940 persons:
17 persons were employed by INAMED Corporation, 630 persons were employed by various operating subsidiaries within the United States; and 293 persons were employed by various operating subsidiaries in the European, Asia-Pacific, Iberian and Latin
America regions engaged in production, marketing and sales functions.

Except for the manufacturing operation in Ireland, the
employees are not represented by a labor union. The Company offers its employees competitive benefits and wages comparable with employees for the type of business and the location/country in which the employment occurs. The Company considers its employee relations to be good throughout its operations.

On April 1, 1997, the Company announced the resignations of Michael D. Farney as Chief Executive Officer effective on March 31, 1997 and
Willem Oost-Lievense as Chief Financial Officer effective on March 19, 1997.

ITEM 2.   PROPERTIES.

The  Company leases a total of 29,531 square  feet  of
office and warehouse space in three locations in Las Vegas, Nevada. The Company's corporate headquarters comprise 4,449 square feet of office space located in a multi-story office building for a current rental rate of $12,389 per month with a lease expiring July 31, 1998 and 9,850 square feet of office space in the same building for a rate of $24,625 per month with the lease expiring December 31, 1997. The Company leases 6,895 square feet of office space in a building adjacent to the corporate headquarters which it subleases to Medisyn Technologies Corporation. The current monthly lease rate is $13,101 with the
lease expiring May 31, 2001.   The Company leases  7,337  square
feet of office and warehouse space in an industrial complex adjacent to the Las Vegas Airport. The current rental rate is
$3,250  per month with the lease expiring August 31,  2000.   The
lease contains three one-year options for renewal.

The  Company  also leases office and industrial  space
comprising three buildings with an aggregate of 33,939 square feet in Carpinteria, California. BioEnterics Corporation subleases two buildings totaling 16,700 square feet. The Company has exercised the option to extend the lease term to December 1997. The current rental rate is $14,908 per month (with cost of living escalation in June of every year). The third building, which has 17,239 square feet, is subleased to CUI Corporation. The current rental rate is $13,279 per month with the lease expiring December 31, 1999.

McGhan   Medical  Corporation  leases   manufacturing
facilities in Santa Barbara, California, aggregating 44,800 square feet for $40,613 per month (with cost of living escalations in July of every year). The lease for these buildings expires in 1998, with two one-year options to extend. McGhan Medical Corporation also leases 27,992 square feet of office space in an adjacent building. The lease term expires in July 2005 with a seven-year option to extend. The rent is $32,868 per month (with cost of living escalations in January of every year). Additionally, McGhan Medical Corporation leases a total of 24,892 square feet of adjacent office space with a monthly rental of $23,692 and lease terms expiring July 31, 2005 with a five-year renewal option. In June 1994, McGhan Medical Corporation entered into a lease for a manufacturing facility aggregating 57,897 square feet with a monthly rental rate of $61,792 (with cost of living escalation in June of every year) expiring in July 2006. In March 1995, McGhan Medical Corporation entered into a lease for office space of 23,697 square feet with a monthly rental rate of $16,356 expiring in April 2000. McGhan Medical Corporation also leases 8,800 square feet of warehouse space for $4,634 per month and lease terms expiring December 1997 with two one-year options to extend. In May 1997, McGhan Medical Corporation entered into an additional lease for office space of 3,000 square feet with a monthly rental of $3,450 expiring in January 2001.

McGhan Limited's and Chamfield Limited's manufacturing facilities are located in Arklow, County Wicklow, Ireland. McGhan Limited leases a 28,000 square foot building from the Ireland IDA at a current annual rate of 86,244 Irish punts for a term ending in 2017. Chamfield Limited leases a 23,000 square foot building at a current annual rental rate of 74,352 Irish Punts for a term ending in 2029.

INAMED B.V. leases 1,639 square meters of office and warehouse space in The Netherlands at a quarterly rate of 101,319 guilders (with cost of living escalation in May of each year), for a lease term ending in April 2000. INAMED B.V. also leases 72 square meters of office space in Moscow, Russia for their representative office for a quarterly rental rate of NLG 21,755 with the lease expiring in August 1997.

INAMED B.V.B.A. leases 220 square meters of office and
warehouse space in Turnhout, Belgium at a rate of 28,346  Belgian francs  per month (with a cost of living escalation in  September
of  each year) with a lease term expiring in November 1998.   The
lease includes a renewal option for one year.

INAMED GmBH rents 286 square meters of office and warehouse space in Dusseldorf, Germany at a rate of 7,150 German marks per month on a five-year lease expiring in December 2000. The lease provides for an automatic yearly extension thereafter unless the contract is terminated nine months before renewal date of the lease.

INAMED S.R.L. rents 460 square meters of office and warehouse space in Verona, Italy for 4,744,370 Italian lira per month with a lease term expiring in August 2000. INAMED S.R.L. also leases 60 square meters of office space in Rome, Italy for 1,669,600 Italian lira per month with a lease term expiring in August 2000.

INAMED Ltd. rents 1,550 square feet of office and warehouse space in Workingham, United Kingdom under a two-year lease expiring in July 1999. Under the terms of the lease, payments are made on a quarterly basis. The current rate is pound sterling 7,875 per quarter.

INAMED S.A.R.L. rents 288 square meters of office  and
warehouse space in Paris, France for an annual rent of 345,825 francs with a lease term of nine years expiring in December 2004. The first eight months of rent were free, therefore, the first rent was due in August of 1996. Rent is paid in quarterly installments in advance.

INAMED,  S.A.  rents 950 square meters of  office  and
warehouse space in Barcelona, Spain at a monthly rate of  864,438 pesetas with a lease term expiring in February 1998.

INAMED do Brasil rents 300 square meters of office and
warehouse space in Sao Paulo, Brazil at a monthly rate  of  2,200
Brazilian real with a lease term expiring in March 1998.

INAMED Mexico, S.A. de C.V. rents office space in Mexico City at a monthly rate of $6,885 plus V.A.T. with a lease term expiring in May 2002.

McGhan Medical Asia Pacific, Ltd. rents 400 square feet of office space in Hong Kong at a monthly rate of $5,052 with a lease term expiring January 31, 1998.

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


ITEM 3.   LEGAL PROCEEDINGS.

In 1987, the Company acquired two health insurance subsidiaries. In 1988, the Company sold both subsidiaries. In 1991, the Company was sued for third party resolution in the amount of $500,000, related to the acquiring company's inability or failure to meet asset deposit requirements of the Illinois Director of Insurance. The Company reached settlement with the Illinois Department of Insurance in February 1993, whereby the Company paid the third party demand of $500,000 for full release.

In   October  1990,  the  Company's  CUI  Corporation
subsidiary brought action against Mr. Robert Uphoff, a former employee for violation of a contractual non-compete agreement entered into with the Company. A settlement was reached in August of 1992 whereby the Company repurchased common stock acquired by the former employee in exchange for the resolution of all issues and legal proceedings and the elimination of any future Company obligation to the former employee as to the non-compete agreement. The Company made final payment for the stock under this settlement in 1994.

During 1992, an action against the Company, two of its subsidiaries and Donald K. McGhan was filed in California Superior Court for the County of Santa Barbara (State Court). The Company, through one of its subsidiaries, filed a lawsuit against the plaintiff in the United States District Court for the Central District of California (Federal Court). The State Court action was filed as a contract dispute over an Exclusive License Agreement and the Federal Court action was filed over the same Exclusive License Agreement, but with different issues as subject matter. The State action was settled in April 1993 and discharged as an action with the Plaintiff Agreement remaining in force as written, and the Company's subsidiaries agreed to and complied with the terms as written in the Agreement. No changes were made with the outcome that both of the Company's subsidiaries will comply with the terms of the Agreement, as written, for the subsidiaries' products over the life of the patent. The Federal action was terminated by mutual agreement in 1994.

In July 1992, the County of Santa Barbara, California,
filed a complaint against the Company's McGhan Medical Corporation subsidiary ("MMC") alleging that MMC supplied false and inaccurate information regarding xylene emissions to the Air Pollution Control District and had engaged in a pattern of unfair business practices by failing to control its emissions. In March 1993, MMC reached a settlement with the County of Santa Barbara Air Pollution Control District. The parties agreed to a settlement to avoid prolonged litigation surrounding alleged emission violations. By entering the agreement, the Company made no admission of wrongdoing but assented to a one time payment of $100,000 and installation of emissions control equipment at MMC's facility. MMC's decision to settle allowed it to allocate the Company's manpower and funds to the installation of the control equipment rather than expending these resources on successful defense against the complaint.

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

At December 31, 1996, the Company's reasonable estimate
of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement. However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

ITEM 5.  MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDERS MATTERS.

The Company's common stock is traded in the over-the-counter market and was listed on NASDAQ beginning in June 1986. The Company's common stock also began trading on the Pacific Exchange, Inc. on December 1, 1987. On August 31, 1997, the Company had 839 stockholders of record. The Company's common stock price at the close of business of August 31, 1997 was $5.50.

Effective  December  20, 1995, the  Company  had  been
granted a temporary exception to the capital and surplus requirement of the NASDAQ Small Cap Market by the NASDAQ Listing Qualifications Committee. As part of its conditional listing, the Company's stock symbol was changed from IMDC to IMDCC. The Company was listed under this symbol, with the fifth character "C" appended, until it was able to evidence compliance with all NASDAQ listing criteria in a manner deemed acceptable by the Listing Qualifications Committee. Effective May 24, 1996, the NASDAQ Stock Market, Inc. removed the common stock of INAMED Corporation from inclusion in the NASDAQ SmallCap Market for failure to meet the capital and surplus requirements for continued inclusion in such market. The Company was reinstated in the NASDAQ SmallCap Market effective September 12, 1996.

On May 8, 1997, the Company announced that it submitted
to the NASDAQ Stock Market, Inc. its formal request for a hearing on the Company's continued listing on the NASDAQ Small Cap Market. The hearing was held on June 5, 1997. The Company's request  for  such  a hearing was necessitated by  the  Company's failure to timely file its annual report on Form 10-K for calendar/fiscal year 1996. The NASDAQ Listing Qualifications Panel informed the Company that it had determined to delete the Company's securities from the NASDAQ Stock Market effective June 11, 1997 in light of the filing deficiency and the likely capital and surplus deficiency. The Company's common stock now trades on the OTC Bulletin Board under the symbol IMDC. The Company's common stock will also continue to trade on the Pacific Exchange, Inc. under the symbol INA.

The Table below sets forth the high and low bid prices
of the Company's common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.

                            High            Low
          1995

          1st Quarter        4-1/4            3

          2nd Quarter        4-1/8            3

          3rd Quarter        14               3

          4th Quarter        12-5/8           8-1/4

          1996

          1st Quarter        13-1/4           8-3/4

          2nd Quarter        12-1/2           8-1/8

          3rd Quarter        10-1/2           6-1/8

          4th     Quarter     9-7/8           6-3/8


The Company has never paid a cash dividend.  It is the
present policy of the Company to retain earnings to finance the growth and development of its business and to fund ultimate litigation settlements. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

On June 10, 1997, the Company announced that its Board
of Directors unanimously adopted a Stockholder Rights Plan (the "Plan") and has declared a dividend granting to its stockholders the right to purchase for each share of the Company's common stock, $.01 par value, one Common Share (a "Common Share") at an initial price of $80. The record date for the Rights is June 13, 1997. The Company stated that the Plan is designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price which would deny stockholders the full value of their investments. The rights are attached to the Common Shares of the Company and are not exercisable. They become detached from the Common Shares and become immediately exercisable after any person or group of persons becomes the beneficial owner of 15% or more of the Common Shares or 10 days after any person or group of persons publicly announces a tender or exchange offer that would result in the same beneficial ownership level.

ITEM 6.   SELECTED FINANCIAL DATA.

The   following  table  summarizes  certain  selected
financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                            Years Ended December 31

                                 1996          1995          1994          1993            1992
Income Statement Data:        (unaudited)

Net sales                     $94,348,076    81,625,581    80,385,342    74,497,946      64,343,031

Operating income (loss)        (2,237,726)   (9,189,905)    3,578,025    (3,471,507)        611,836(2)

Gain on sale of subsidiaries           --            --            --     4,158,541              --

Income (loss) before income
  tax expense (benefit)        (5,986,269)   (8,575,860)    5,007,103       449,448(1)       435,591(2)

Income tax expense (benefit)   1,085,391     (1,682,799)    2,260,792     4,533,142        1,807,000
                             ___________    ___________   ___________    __________       __________
Net income (loss)            $(7,071,660)    (6,893,061)    2,746,311     (4,083,694)(1)  (1,371,409) (2)

Net income (loss) per share
   of common stock           $      (.91)         (0.91)         0.37          (0.52)          (0.17)
                             ===========    ===========    ==========    ===========      ===========
Weighted average common
    shares  outstanding        7,811,073     7,544,335      7,410,591     7,850,853        7,873,504
                             ===========    ===========    ===========   ===========      ===========

(1) Includes a pre-tax charge of $9.1 million under the terms of the proposed class action settlement.

(2) Includes write-offs of assets for product inventory aggregating $1,974,423 in 1992.

                                    As of December 31

                                 1996          1995          1994         1993          1992
Balance Sheet Data:           (unaudited)

Working capital (deficiency)  $23,613,930    (6,041,738)    1,087,925    (2,316,741)    (1,921,514)

Total assets                   70,100,427    50,384,944    47,810,401    37,857,3052     9,092,802

Long term debt, net of
current installments           34,607,170        89,437        50,801       235,170        454,274

Stockholders' (deficit) equity (5,600,776)   (1,704,116)    4,478,827     1,347,425      6,545,891

Stockholders' (deficit) equity
  per share of common stock    $     (.72)        (0.22)      0.60            0.18          0.82
                               ==========    ==========   =========     ===========     ==========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

he  Company experienced substantial sales  growth  in
1996 with net sales of $94.3 million. This represented a 15.6% increase over net sales of $81.6 million during the year ended December 31, 1995. Net sales for 1995 increased 1.5% over 1994 sales which totaled $80.4 million. Although revenue is subject to changes in price or volume, revenue increases during this period were primarily a result of increased volume.

Domestically,  net sales increased 10.5%  in  1996  to
$61.8 million from $55.9 million in 1995. Net sales in 1995 decreased 5.6% from 1994 net sales of $59.2 million. Domestic net sales in 1995 suffered because during the first quarter the Company was temporarily unable to manufacture sufficient amounts of finished goods to meet demand in the market. The reasons for this decline in output were twofold. Shortages of raw materials were partly a result of the Company's restricted cash flow available to pre-purchase raw materials, and a shortage in certain raw material components was due to a supplier's inability to manufacture sufficient quantities of the components to meet the Company's demand. The Company now sources this rather specialized component from two suppliers. Another factor was the significant diversion of productive time, energy and material to FDA-mandated process validation which led to a decline in yield of finished goods that was not overcome until the beginning of the second quarter.

Internationally, significant sales growth was achieved again in Europe where net sales were $24.0 million in 1996, an increase of 15.5% over 1995 net sales of $20.8 million which in turn represented an increase of 13.6% over 1994 net sales of $18.3 million. Net sales by Central and South America, Mexico, Spain and Portugal as a region continued to experience impressive sales growth. Net sales reported by this region in 1996 totaled $5.6 million which represents an increase of 27% over 1995 net sales of $4.4 million which in turn was an increase of 52.1% over 1994 net sales of $2.9 million. Net sales by the Asia Pacific region were first recorded in 1995 at $0.6 million and grew significantly to $3.0 million in 1996.

Net sales to regions outside the United States represented 35.3% of total Net sales in 1996, 31.5% of total net sales in 1995 and 26.3% of total net sales in 1994. The Company expects international sales to represent an increasing percentage of net sales in future years, since this market is experiencing increasing demand. Management anticipates that market growth, continued increase of production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout 1997.

Cost of goods sold were $34.1 million, $30.2 million, and $26.3 million for the years ended December 31, 1996, 1995, and 1994 respectively. Cost of goods sold as a percent of net sales was 36% for the year ended December 31, 1996, compared to 37% for the year ended December 31, 1995 and 33% for the year ended December 31, 1994. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses were $25.9 million, $23.4  million,
and $19.7 million for the years ended December 31, 1996, 1995, and 1994 respectively. Marketing expenses as a percent of net sales were 27% for the year ended December 31, 1996, compared to 29% for the year ended December 31, 1995 and 25% for the year ended December 31, 1994. The increase in royalty expenses was commensurate with the increase in sales of licensed product and represents a significant variable expense. Royalty expenses were $6.3 million, $5.5 million, and $4.3 million for the years ended December 31, 1996, 1995, and 1994 respectively. As was expected in 1995, while INAMED GmbH, INAMED S.R.L., INAMED Ltd. and INAMED S.A.R.L. were in the start-up phase, marketing expenses as a percent of net sales for their individual distribution networks were somewhat higher than the consolidated percentages. Moderating this increase was the relative stability of other marketing expenses on a Company-wide basis. In 1996, marketing expenses as a percentage of net sales for these units decreased by approximately 2% points.

In 1996, general and administrative expenses decreased
to $30.9 million compared to 1995 general and administrative expenses of $32.8 million. In 1994, general and administrative expenses were $27.1 million. As a percentage of net sales, general and administrative expenses were 33%, 40% and 34% for the years ended December 31, 1996, 1995 and 1994 respectively. The decline in legal fees related to the breast implant litigation contributed to the decrease of general and administrative expenses in 1996. Legal fees related to breast implant litigation were approximately $1.0 million in 1996, $1.1 million in 1995 and $3.0 million in 1994.

Research   and  development  ("R&D")  expenses   have
increased to $5.7 million from $4.4 million and $3.7 million in 1996, 1995 and 1994 respectively, reflecting the Company's continuing commitment to development of new and advanced medical products. As a percentage of net sales, this expense has consistently increased from 4.6% in 1994 to 5.4% in 1995 to 6.0% in 1996. Diversification into other medical devices within the industry through use of new technology has always been and remains a goal of the Company. R&D expenses are planned to increase in 1997, should cash flow be adequate. The Company is also planning to increase R & D expenditures overseas to moderate somewhat the impact of the relatively long time periods required to achieve FDA approval of new devices in the U.S.

Additionally,  increased  costs  to  obtain  FDA  PMA
approvals  are  anticipated  in 1997.   Beginning  in  1989,  the
Company began the necessary work to address FDA regulations related to premarket approval of both saline and silicone gel-filled breast implants, and the Company anticipates continued investment of employee hours and Company funds throughout calendar 1997 to facilitate compliance with all FDA regulations as determined by the PMA study and any new regulations which may be adopted.

Interest expense was $5.4 million in 1996, $0.8 million in 1995 and $0.6 million in 1994. The increase in 1995 was due to interest incurred on outstanding federal and state income tax liabilities. The significant increase in 1996 was a result of interest totaling $3,593,086 on the Company's convertible notes payable which were issued in January 1996 and the accounting charge of $1,416,960 associated with the issuance of the shares under the waiver of covenant default agreement.

The  Company had an operating loss of $2.2 million  in
1996 and an operating loss of $9.2 million in 1995 compared with operating income of $3.6 million in 1994. The United States regions incurred a $1.3 million operating loss in 1996, $7.6 million operating loss in 1995 and $4.7 million operating profit in 1994. The Iberian and Latin American regions had a $0.7 million operating loss in 1996, $2.0 million operating loss in 1995 and $0.2 million operating loss in 1994. The European region had an operating loss of $0.8 million in 1996, operating profit of $0.3 million in 1995 and an operating loss of $0.9 million in 1994. The Asia-Pacific region posted operating income of $0.5 million in 1996 and $0.1 million in 1995.

The Company had a net loss of $7.1 million or $0.91 per
share in 1996, a net loss of $6.9 million or $0.91 per share in 1995 and net income of $2.7 million or $0.37 per share in 1994. Regulatory and legal costs relating to breast implants continue to be a significant burden on the Company's bottom-line profitability. Management believes that resolution of the breast implant litigation through the Revised Settlement Program and achievement of provisional certification of the Mandatory Settlement Class or other resolution of the litigation will allow the Company to anticipate and manage future legal costs and move the Company toward profitability in the future.

Financial Condition

Liquidity

The   current  ratio  (current  assets   to   current
liabilities)  has increased to 1.8 to 1 as of December  31,  1996 compared to 0.9 to 1 as of December 31, 1995. The Company's ratio was positively affected in 1996 by the cash accrual for the settlement fund of $14.8 million but negatively affected by the Company's expansion domestically, legal costs due to breast implant litigation and market development internationally.

For the year ended December 31, 1996 the Company's net
loss was $7,071,660 which when added to the December 31, 1995 accumulated deficit of $12,625,924 resulted in a total accumulated deficit as of December 31, 1996 of $19,697,584. As of December 31, 1996, the Company's current working capital was $23,613,930. Significant contributors to working capital include the cash for settlement purposes, increased accounts receivable, increased inventory, decreased accounts payable and decreased salaries and wages payable.

Significant  uses  of  cash  during  the  years  ended
December 31, 1996, 1995 and 1994 respectively include increases in inventory of $5.1 million, $2.5 million and $1.9 million, purchases of property and equipment totaling $4 million, $4.7 million and $2.9 million and principal repayment of notes payable and long-term debt of $0.8 million, $0.6 million and $1.1 million. Significant uses of cash in 1996 also included decreases of accrued salaries, wages and payroll taxes of $4.6 million, accounts payable of $6.2 million, related party payables of $1.8 million and interest payments totaling over $3.5 million. In 1995 an additional significant use of cash was the reduction of income taxes by $3.1 million.

Significant  sources  of cash during  the  year  ended
December 31, 1996 include the proceeds from the issuance of the secured convertible notes of $35 million in January, 1996 and the issuance of common stock totaling $3,584,001. Three million dollars of this was raised in a private Reg. S transaction completed June 27, 1996. Significant sources of cash during the years ended December 31, 1995 and 1994 respectively included increases in accounts payable of $2.7 million and $1.6 million accrued salaries, wages, and payroll taxes of $6.1 million and $2.4 million, and increases of notes payable and long-term debt from financing activities of $0.5 million, in 1995 and $1.1 million in 1994. Payment of related party receivables resulted in cash inflow of $.01 million in 1996, $0.3 million in 1995 and $0.5 million in 1994. An increase in related party payables of $0.8 million in 1995 and $0.4 million in 1994 also provided significant cash.

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

The Company had net operating loss carryovers at the foreign companies aggregating approximately $2,930,000 at December 31, 1996 (based on exchange rates at that date) to be used by the individual foreign subsidiaries that incurred those losses. These net operating loss carryovers have various expiration dates. As of December 31, 1995, the Conpan had a net operating loss carryover of approximately $4,000,000 and tax credits of approximately $260,000 for California farnchise tax purposes. These loss carryovers expire in 2000.

Breast  implant product liability related  issues  are
expected to continue to draw on the Company's liquidity throughout 1997. The Company is in the process of negotiating extended payment terms on these expenses which the Company feels will reduce the adverse effect on short-term and long-term liquidity. However, there is no assurance that the extended payment terms will be granted by the legal firms involved.

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

In  January  1996,  the Company  completed  a  private
placement offering by issuing three-year collateralized convertible, non-callable notes due March 31, 1999 bearing an
interest  rate  of  11%.   The Company received  $35  million  in
proceeds from the offering to be used for a portion of the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $14.8 million is held in an escrow account to be released upon the granting and court approval of mandatory class certification.

During 1997 the Company has had discussions  with
Noteholders in majority of the 11% Secured Convertible Notes due 1999 to restructure the terms of the notes. In July, the Company reached a comprehensive settlement agreement with the Noteholders in majority. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

On June 27, 1996 the Company entered into a Regulation
S  transaction  ("Offshore  Stock Subscription  Agreement")  with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share. The Company received $3 million in proceeds from this transaction.

In January 1997, the Company received $5.7 million in proceeds from $6.2 million in financing via a 4% convertible debenture purchase agreement, issued at an 8% discount, due January 16, 2000. Interest is payable quarterly in arrears. The proceeds received are to be used for working capital purposes. As of December 31, 1996, proceeds of approximately $61,000 had been received and were classified as a non-current liability.

The debentures become convertible into shares of common
stock at the option of the holder 60 days after the issue date. The conversion price for each debenture is the lesser of the average per share market value of INAMED common stock for the 5 trading days preceding the original issue date or the average per share market value for the 5 trading days preceding conversion and adjusted to halve any increase exceeding 33%, whichever is greater, or 85% of the average per share market value for the five trading days immediately preceding the conversion date.

The  Company  forecasts  that  the  majority  of  cash
necessary for U.S. operations will continue to be generated by operations. The Company currently continues to utilize a combination of working capital and its overseas credit facility. The Company is also working to establish a domestic credit facility to meet periodic short-term cash requirements. Increased sales activity throughout 1997 is expected to increase the availability of cash resources. If cash is determined to be inadequate for the level of activity, the Company may reduce expenses such as those related to R & D projects. The future of any affected project would then be uncertain. As cash flow becomes more available, management may renew work on projects, or elect to terminate them, a business decision that will be made on a project-by-project basis.

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

In June of 1990, the Company established a $4.5 million
financing package for working capital with a major bank that utilizes the domestic accounts receivable, inventories and certain other assets as collateral. In December 1990, the line of credit was increased to $5.3 million. As of December 31, 1995, approximately $0.3 million had been drawn on the line of credit. The weighted average interest rate during 1995 was 11.3%.

The  Company's line of credit was due for  renewal  in
August, 1993. The bank line was not renewable under acceptable terms and conditions and was extended through March 31, 1996. On January 24, 1996, the Company paid all amounts due under the line of credit. The Company believes that it can start reasonable discussions with lenders for a new credit facility now that the Company has entered into global settlement agreements. Although there are no assurances that the Company will be successful in the engagement of a lender, the Company has made progress in addressing lender concern surrounding the breast implant litigation through settlement agreements which include mandatory class certification. However, there can be no assurance that such financing will be available at acceptable terms, if at all.

In April 1994, the Company increased its international
line of credit with a major Dutch bank. The current line is approximately $0.9 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit was renegotiated in 1996 with no expiration date. As of December 31, 1996, approximately $0.5 million had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

The Company's international sales subsidiaries achieved significant sales growth in 1996. In Ireland, grants have been approved by the Irish Industrial Development Authority (IDA) to fund portions of the costs of operations of McGhan Limited, including reimbursement for training expenses, leasehold improvements and capital equipment. As of December 31, 1996, McGhan Limited had received grants from the IDA for approximately $2.7 million and had obtained approval for additional grants from other funding agencies for approved research and development programs for up to $1.1 million. Chamfield Limited has received grants of approximately $1.0 million from the IDA and $0.7 million in approval for additional grants from other funding agencies for approved research and development programs.

Currently, the Company is not repatriating profits from
its foreign subsidiaries. All funds transferred to the Company have been repayments of outstanding intercompany loans and invoices. It has been the Company's practice to retain earnings at its foreign entities for purposes of expanding the Company's foreign operations. Although the Company is currently not repatriating profits, there are no material restrictions on its ability to do so.

The Company currently does not enter into hedging transactions to control foreign exchange rate risks. Because foreign sales represent increasing percentages of net sales, the Company is closely monitoring the impact of foreign exchange fluctuations. The Company has established a relationship with an international bank to provide hedging so that the Company can address this issue when they feel the foreign exchange risk warrants hedging.

Management believes short-term liquidity will improve as a result of increased sales throughout 1997, due to increased sales areas and new product introduction, decreased litigation costs as a result of projected global settlement and mandatory class certification, and efforts by the Company to raise future funding through a bank line, public, or private offering. However, no assurances can be given as to the outcome of such efforts.

The long-term liquidity of the Company is inextricably intertwined with the Company's efforts and ultimate ability to successfully resolve the breast implant litigation. Determining the long-term liquidity needs of the Company is not currently possible because the settlement process has not progressed to the point where the numbers of current, ongoing, and future claimants can be determined. Management's primary plan to overcome its liquidity and financial condition difficulties is to continue to vigorously defend the products liability litigation to which it is a party and to seek a prompt and favorable settlement of such litigation and to supplement its short-term liquidity using a combination of cash generated from operations and debt and equity financing. Management firmly believes that such plan is the only viable plan available to the Company. The Company's counsel and advisors are in agreement with Management that the extent of the Company's liability cannot be determined at this time.

Capital Expenditures

Expenditures on property and equipment approximated $4
million in 1996 compared to $4.7 million in 1995. Additionally, capital lease obligations of approximately $326,000 were incurred during 1996 compared to capital lease obligations of approximately $89,000 incurred during 1995. The majority of the expenditures in each year were for building improvements and equipment to increase production capacity and efficiency. The Company is working on several development projects, any one of which may require additional capital resources for completion, production, and marketing. As of December 31, 1996 material commitments for capital expenditures were approximately $370,000.

Significant Fourth Quarter Adjustments

The Company's provision for income taxes was adjusted to reduce income tax expense by $4,162,607, or 5.1% of net sales in 1995. The Company is working closely with its advisors to anticipate ongoing tax responsibility and better reflect income tax liability/benefits during the year.

In  1996,  the  provision for  product  liability  was
increased by $254,176 or 0.3% of net sales, to more accurately reflect the potential impact of the Company's limited product warranty. The Company's royalty expense was also increased in the fourth quarter of 1996 by $647,672 or 0.7% of net sales to reflect royalty expense for products sold internationally under various license agreements in the fourth quarter of 1996.

The provision for doubtful accounts and returns and allowances was increased by $1,424,734 or 1.7% of net sales in 1995 due to a backlog of product returns developed in the fourth quarter of 1995 as attention was diverted to other operating issues. Management has implemented a policy mandating since its inception in March, 1996 that returns be processed on a daily basis to ensure a backlog does not develop again. This policy has been adhered to. Returns are also being monitored quarterly to determine when provisions need adjustment.

An adjustment to increase compensation expense in 1995 by $891,200 or 1.1% of net sales was made to reflect bonuses and payments declared after year end for certain personnel. Whenever possible, management has instructed compensation to be accrued for in the year the activity occurred.

Impact of Inflation

The  Company  believes  that  inflation  has  had   a
negligible effect on operations over the past three years. There exists the opportunity to offset inflationary increases in the cost of materials and labor by increases in sales prices and by improved operating efficiencies.

ITEM 8(a).          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF INDEPENDENT ACCOUNTANTS

                            (To come)


               INAMED CORPORATION AND SUBSIDIARIES

             Consolidated Balance Sheets (unaudited)


                                                      December 31,
               Assets                           1996             1995

Current Assets:
   Cash and cash equivalents                    $  923,291       $ 2,807,327
   Restricted Cash, Settlement Fund             14,795,892
   Trade accounts receivable, net of
      allowance for doubtful accounts
      and returns and allowances of
      $4,477,187 in 1996 and $6,641,177
      in 1995                                   12,427,797        10,470,375
   Notes receivable - trade                             --           157,534
   Related party notes receivable                  236,065           385,508
   Inventories                                  21,929,981        17,695,847
   Prepaid expenses and other current assets     1,547,322         1,825,213
  Income tax refund receivable                     150,575            95,580
  Deferred income taxes                          2,022,382         2,014,589
                                               ___________       ___________
     Total current assets                       54,033,305        35,451,973

Property and equipment, at cost:
   Machinery and equipment                      10,555,229         8,923,564
   Furniture and fixtures                        4,494,461         3,714,717
   Leasehold improvements                        9,147,570         7,567,208
                                               ___________       ___________

                                                24,197,260        20,205,489
Less, accumulated depreciation and
   amortization                                (11,937,738)       (9,234,166)
                                               ___________       ___________
      Net property and equipment                12,259,522        10,971,323

Notes receivable, net of allowance of
   $1,066,958 in 1996 and 1995                   2,108,334         2,047,535

Intangible assets, net                           1,409,935         1,658,926

Deferred income taxes                                1,759                --

Other assets, at cost                              287,572           255,187
                                               ___________       ___________
Total assets                                   $70,100,427       $50,384,944
                                               ===========       ===========

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

             Consolidated Balance Sheets (unaudited)


                                                          December 31,
Liabilities and Stockholders' (Deficit) Equity        1996            1995

Current liabilities:
   Current installments of long-term debt          $   320,839       $    51,735
   Notes payable to bank                               914,361         1,273,476
   Notes payable                                            --           493,511
   Related party notes payable                              --         1,759,417
   Accounts payable                                 12,445,123        18,596,800
   Accrued liabilities:
      Salaries, wages, and payroll taxes             4,891,054         9,559,348
      Interest                                       3,110,179         1,609,947
      Self-insurance                                 1,372,657         1,130,632
      Stock option compensation                         68,714            68,714
      Other                                          1,538,758         2,200,860
   Royalties payable                                 4,038,404         2,926,388
   Income taxes payable                              1,692,401         1,812,818
   Deferred income taxes                                26,885            10,065
                                                   ___________       ___________
      Total current liabilities                     30,419,375        41,493,711

Long-term debt, excluding current installments          91,105            89,437

Convertible notes payable                           34,516,065                --

Deferred grant income                                1,269,123         1,114,735

Deferred income taxes                                  253,535           239,177

Litigation settlement                                9,152,000         9,152,000

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized
      20,000,000 shares; issued and outstanding
      8,036,550 in 1996 and 7,602,617 in 1995           80,366            76,027
   Additional paid-in capital                       13,585,509         9,963,635
   Cumulative translation adjustment                   430,933           882,146
   Accumulated deficit                             (19,697,584)      (12,625,924)
                                                   ___________       ___________
      Stockholders' equity (deficit)                (5,600,776)       (1,704,116)
                                                   ___________       ___________
Total liabilities and stockholders' equity
   (deficit)                                       $70,100,427       $50,384,944
                                                   ===========       ===========

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Operations (unaudited)

          Years ended December 31, 1996, 1995 and 1994



                                 1996           1995        1994

Net sales                        $94,348,076   $81,625,581  $80,385,342
Cost of goods sold                34,087,854    30,155,783   26,264,458
                                 ___________   ___________  ___________
     Gross profit                60,260,222     51,469,798   54,120,884
                                 ___________   ___________  ___________
Operating expense:
 Marketing                        25,857,656    23,434,040   19,719,078
 General and administrative       30,947,104    32,833,609   27,099,371
 Research and development          5,693,188     4,392,054    3,724,410
                                 ___________   ___________  ___________

    Total operating expenses      62,497,948    60,659,703   50,542,859
                                 ___________   ___________  ___________

     Operating income (loss)      (2,237,726)   (9,189,905)   3,578,025
                                 ___________   ___________  ___________

Other income (expense):
   Interest income                 1,110,375       770,081      428,704
   Interest expense               (5,386,662)     (833,086)    (624,261)
   Royalty income                    480,569       351,376      419,675
   Foreign currency transaction
      gains (losses)                  67,811      (252,525)     264,473
 Miscellaneous income (expense)      (20,636)      578,199      940,487
                                 ___________   ___________  ___________

      Net other income (expense)  (3,748,543)      614,045    1,429,078
                                 ___________   ___________  ___________

     Income (loss) before income
         tax expense (benefit)   (5,986,269)    (8,575,860)   5,007,103

Income tax expense (benefit)      1,085,391     (1,682,799)   2,260,792
                                 ___________  ___________  ___________

      Net income (loss)          $(7,071,660)  $(6,893,061) $ 2,746,311
                                 ===========   ===========  ===========
Net income (loss) per share of
   common stock                  $     (0.91)  $     (0.91) $      0.37
                                 ===========   ===========  ===========

Weighted average shares
   outstanding                     7,811,073     7,544,335    7,410,591
                                 ===========   ===========  ===========

See accompanying notes to consolidated financial statements.
                       INAMED CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Stockholders'  (Deficit) Equity (unaudited)

                  Years ended December 31, 1996, 1995 and 1994

                                                  Additional    Cumulative
                                Common Stock        Paid-in     Translation    Accumulated   Stockholders'
                              Shares     Amount     Capital     Adjustment      Deficit      (Deficit)Equity

Balance December 31, 1993   7,460,567   $74,606   $9,830,988   $   (78,995)   $(8,479,174)   $ 1,347,425
Net loss                           --        --           --            --      2,746,311      2,746,311
Repurchases and retirement
 of common stock             (124,034)   (1,240)    (405,447)           --             --       (406,687)
Issuances of common stock     129,606     1,296      273,804            --             --        275,100
Translation adjustment             --        --           --       516,678             --        516,678
                          ____________________________________________________________________________

Balance December 31, 1994   7,466,139    74,662    9,699,345       437,683     (5,732,863)     4,478,827
Net income                         --        --           --            --     (6,893,061)    (6,893,061)
Repurchases and retirement
  of common stock                (322)       (3)      (1,342)           --            --          (1,345)
Issuances of common stock     136,800     1,368      265,632            --            --         267,000
Translation adjustment             --        --           --       444,463            --         444,463
                          ____________________________________________________________________________

Balance December 31, 1995   7,602,617    76,027    9,963,635       882,146    (12,625,924)    (1,704,116)
Net loss                           --        --           --            --     (7,071,660)    (7,071,660)
Repurchases and retirement
   of common stock               (300)       (3)      (3,460)           --             --         (3,463)
Issuances of common stock     434,233     4,342    3,625,334            --             --      3,629,676
Translation adjustment             --        --           -       (451,213)            --       (451,213)
                           ___________________________________________________________________________

Balance December 31, 1996  8,036,550    $80,366  $13,585,509  $(19,697,584)  $(5,600,776)


See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows (unaudited)

          Years ended December 31, 1996, 1995 and 1994

                                                       1996              1995         1994

Cash flows from operating activities:
   Net income (loss)                               $(7,071,660)    $(6,893,061)  $ 2,746,311
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
   Depreciation and amortization                     2,728,301       2,432,554     2,058,642
   Amortization of deferred grant income               (95,957)        (78,322)      (61,442)
   Amortization of intangible assets                   328,290         297,722       254,391
   Amortization of private offering costs               40,155              --            --
   Non-cash stock compensation                              --          29,500        29,000
   Non-cash compensation to officers/directors              --         165,000            --
   Provision for doubtful accounts and returns      (2,150,187)      1,707,308       884,831
   Provision for obsolescence                          562,917         308,632       450,730
   Deferred income taxes                                24,019         243,430       199,897
   Write-off of intangible assets                           --              --        46,017
   Disposal of fixed assets                            (43,478)             --            --
   Loss on Investments                                  99,733              --            --
   Changes in current assets and liabilities:
     Trade accounts receivable                          76,944         503,114    (3,634,991)
     Notes receivable                                   87,067         343,534        12,814
     Inventories                                    (5,116,144)     (2,539,782)  (1,854,374)
     Prepaid expenses and other
        current assets                                 273,001         791,350   (2,091,247)
     Income tax refund receivable                      (60,861)        367,476     (113,304)
     Other assets                                     (173,234)         (6,286)     (62,376)
     Accounts payable                               (6,181,955)      2,731,166    1,610,174
     Accrued salaries, wages, and payroll taxe      (4,588,076)      6,094,940    2,353,998
     Accrued interest                                1,500,232       1,042,582      342,294
     Accrued self-insurance                            242,025        (160,973)      (1,631)
     Other accrued liabilities                        (646,645)       (284,380)    (108,978)
     Royalties payable                               1,112,016       1,872,500       91,526
     Income taxes payable                             (127,867)     (3,147,534)     576,768
                                                   ___________     ___________  ___________
      Net cash provided by
        operating activities                       (19,181,364)      5,820,470    3,729,050
                                                   ___________     ___________  ___________
Cash flows from investing activities:
 Purchase of property and equipment                 (3,959,230)     (4,694,592)  (2,948,945)
 Purchase of intangible assets                         (80,033)             --           --
 Acquisition of INAMED, S.A.                                --              --     (400,050)
                                                   ___________     ___________  ___________
        Net cash used in
          investing activities                      (4,039,263)     (4,694,592)  (3,348,995)
                                                   ___________     ___________  ___________

Cash flows from financing activities:
 Increases in notes payable and long-term debt     $   271,232     $   493,511  $ 1,077,355
 Increases in convertible notes payable
    and debentures payable                          34,516,065              --           --
 Principal repayment of notes payable
    and long-term debt                                (780,590)       (608,784)  (1,117,373)
  (Increase) decrease in related party receivables     149,443         302,676      451,516
  Increase (decrease) in related party payables     (1,759,417)        788,807      420,610
  Grants received, gross                               210,434         228,453      157,728
  Proceeds from exercise of stock options               45,675          72,500       26,100
  Repurchase of common stock                            (3,463)         (1,345)    (406,687)
  Issuance of common stock                           3,584,001              --           --
                                                   ___________     ___________  ___________
Net cash provided by (used in) financing
   activities                                       36,233,380       1,275,818      609,249
                                                   ___________     ___________  ___________

Effect of exchange rate changes on cash               (100,897)       (268,320)    (315,353)
                                                   ___________     ___________  ___________

Net increase (decrease) in cash
   and cash equivalents                             12,911,856       2,133,376      673,951

Cash and cash equivalents at beginning of year       2,807,327         673,951           --
                                                   ___________     ___________  ___________

Cash and cash equivalents at end of year           $15,719,183     $ 2,807,327  $   673,951
                                                   ===========     ===========  ===========
Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
      Interest                                     $ 3,518,915     $   442,314  $   311,876
                                                   ===========     ===========  ===========
      Income taxes                                 $ 1,335,746     $   273,947  $ 1,639,755
                                                   ===========     ===========  ===========

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, continued


Supplemental schedule of non-cash investing and financing activities:

Year ended December 31, 1996:

In 1996 the Company issued 58,400 shares of common stock and recorded a corresponding $540,000 reduction of convertible notes payable in connection with the 11% Secured Convertible Notes converted to common stock.

In 1996 the Company recorded an accounting/finance charge of $1,416,960 and corresponding liability in connection with the 5% bonus shares given to the 11% Secured Convertible Noteholders for their consent and waiver of default of the operating income covenant in the first quarter of 1996. The liability will be extinguished upon the issuance of the shares in January 1997.

In 1996 the Company recorded a debt conversion charge of $44,000 in connection with the 10% conversion inducement offered to the 11% Secured Convertible Noteholders.

Year ended December 31, 1995:

In 1995 the Company issued 75,000 shares of common stock and recorded a corresponding $165,000 reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

Year ended December 31, 1994:

The 1994 statement of cash flows is presented net of the non-cash effects of the acquisition of INAMED, S.A. In connection with the acquisition of INAMED, S.A., the Company initially made cash payments of $250,050, recorded a note payable for future cash payments of $700,000 and recorded a liability of $385,000 for the future issuance of 175,000 shares of common stock. As of December 31, 1994, the Company had paid $150,000 on the note payable and had issued 100,000 shares of common stock.

See accompanying notes to consolidated financial statements.

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

The Company and its subsidiaries are engaged primarily in the development, manufacture and distribution of implantable medical devices for the plastic and general surgery fields. Its primary products include breast implants and tissue expanders. The Company operates in both domestic and foreign markets.

Basis of Presentation

The consolidated financial statements include the accounts of INAMED Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant
intercompany    balances   and   transactions    have    been    eliminated
in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates (also see Note 16).

Cash Equivalents

The    Company    considers    all   highly   liquid    debt    instruments
purchased   with  a  maturity  of  three  months  or  less   to   be   cash
equivalents.

Restricted Cash

Unused proceeds of debt incurred for the purpose of financing a portion of the settlement of the breast implant litigation are presented as short-term assets in the accompanying financial statements. These funds have been invested in highly liquid, interest bearing money market instruments with maturities typically one month or less.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists". Revenues are recorded net of estimated sales returns and allowances when product is shipped. The Company ships product with the right of return and has provided an estimate of the allowance for sales returns based on historical returns and projected sales. Because management can reasonably estimate future sales returns, the product sales prices are substantially fixed and, among other reasons, the Company recognizes net sales when the product is shipped. The estimated allowance for sales returns is based on the historical trend of returns, year-to-date sales, projected future sales and other factors.

Inventories

Inventories   are   stated   at  the  lower  of  cost   (first-in,   first-
out) or market (net realizable value). Estimated inventory obsolescence has been provided for in the financial statements and has generally been within management's expectations.

Current Vulnerability Due to Certain Concentrations

The Company has primarily one source of supply for certain raw materials which are significant to its manufacturing process. Although there are a limited number of manufacturers of the particular raw materials, management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Significant improvements and betterments are capitalized while, maintenance and repairs are charged to operations as incurred.

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lives of the leases, whichever is shorter. Fully depreciated assets still in use at
December    31,   1996   and   1995   include   machinery   and   leasehold
improvements      of     approximately     $1,600,000     and      $500,000
respectively.

Intangible and Long-Term Assets

Intangible    and   long-term   assets   are   stated    at    cost    less
accumulated    amortization,   and   are   amortized   on    a    straight-
line basis over their estimated useful lives as follows:

          Customer lists                        5 years
          Organization costs                    5 years
          Patents                              17 years
          Trademarks and technology             5 years
          Goodwill                          10-12 years

The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase
transactions.       The     Company     periodically     evaluates      the
realizability    of    goodwill.     Based    upon    its    most    recent
analysis,   no   impairment   of   goodwill   exists   at   December    31,
1996.


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

Impact of Year 2000 Issues

Management   is   in    the   process   of   assessing   the   impact   and
alternative    resolutions    of    the    Year    2000    on    management
information systems.

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their local currencies, and accordingly, the assets and liabilities of these foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange in effect during the periods. Unrealized translation adjustments do not reflect the results of operations and are reported as a separate component of stockholders' equity (deficit), while transaction gains and losses are reflected in the consolidated statement of operations. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

Recently Issued Accounting Standard

The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", as of December
31,    1996.     Pro-forma   information   regarding   net    income    and
earnings per share using the fair value method is required by SFAS No. 123; however, application of SFAS No. 123 would not result in a significant difference from reported net income and earnings per share at December 31, 1996.

In 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1,
"Environmental      Remediation      Liabilities",       covering       the
reporting of environmental remediation liabilities and product liabilities effective for fiscal years beginning after December 15, 1996. The initial application of this statement will be reflected as a change in accounting
estimate.       Revisions      of     previously      issued      financial
statements are not permitted. The Company is reviewing the potential financial statement impact of adopting the provision of the SOP.

In 1996, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is to be applied prospectively to transactions occurring after December 31,
1996.     The    Company is reviewing the    potential    financial
statement impact of adopting the new standard.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement is effective for financing statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Earlier application is not permitted. The Company is reviewing the potential financial statement impact of adopting the new standard.

Reclassification

Certain reclassifications were made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.

(2)  Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:
                                        December 31, 1996    December 31, 1995

     Accounts receivable                  $16,904,984           $17,111,552
     Allowance for doubtful accounts         (714,145)             (964,928)
     Allowance for returns and credits     (3,763,042)           (5,676,249)
                                          ___________           ___________

     Net accounts receivable              $12,427,797           $10,470,375
                                          ===========           ===========

     Notes receivable                     $ 3,175,292           $ 3,114,493
     Allowance for doubtful notes          (1,066,958)           (1,066,958)
                                          ___________           ___________

     Net notes receivable                 $ 2,108,334           $ 2,047,535
                                          ===========           ===========

The provision for doubtful accounts was reduced in 1996 to $714,145 from $964,928 to bring the provision into line with the Company's actual bad debt.

The provision for returns and credits was reduced in 1996 to $3,763,042 from $5,676,249 to accurately reflect the declining trend in product returns.

Terms under the note receivable are currently in dispute and, therefore, the Company has established an estimated provision for credit loss in the allowance for doubtful notes as of December
31, 1995 in the amount of $1,066,958.

(3)  Inventories

     Inventories are summarized as follows:
                                       December 31, 1996     December 31, 1995

     Raw materials                      $ 3,558,250           $ 2,513,862
     Work in progress                     3,917,259             3,773,579
     Finished goods                      15,780,401            12,167,768
                                        ___________           ___________

                                         23,255,910            18,455,209
     Less allowance for obsolescence     (1,325,929)             (759,362)
                                        ___________           ___________

                                        $21,929,981           $17,695,847
                                        ===========           ===========
(4)  Intangible Assets

     Intangible assets, at cost, are summarized as follows:
                                     December 31, 1996   December 31, 1995

     Customer lists                        $   125,000   $   125,000
     Organization and acquisition costs        239,529       251,539
     Patents, trademarks and technology      2,655,033     2,585,961
     Goodwill                                1,785,451     1,785,451
     Other                                     337,827       337,827
                                           ___________   ___________
                                             5,142,840     5,085,778
     Less accumulated amortization          (3,732,905)   (3,426,852)
                                           ___________    ___________
                                           $ 1,409,935   $ 1,658,926

(5)  Lines of Credit

     As of December 31, 1995, the Company had outstanding borrowings in the amount of $328,366 under a $5,300,000 revolving line of credit agreement with a domestic bank which expired August 31, 1993 and was extended through March 31, 1996. The terms of the agreement required the Company to make monthly principal payments ($30,000 per month at December 31, 1995) and monthly interest payments at prime plus 2.5% per annum (11.0% per annum at December 31, 1995). In January, 1996, the obligation to the bank was satisfied. Interest of $2,251, $62,519, and $105,417 was paid on the
     line   of   credit   in   1996,   1995,  and   1994,   respectively.    The
     line   of   credit   was   collateralized   by   the   Company's   domestic
     accounts receivable, inventories and certain other assets. In September 1994, the company entered into an agreement with the bank which deleted the financial covenants which had been part of the original line of credit agreement.

     The Company's Dutch subsidiary, INAMED B. V., has a line of credit with a major Dutch bank, currently totaling $860,000. The line of credit as of December 31, 1995 totaled $1,540,000. The line of credit is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. The line of credit was renegotiated in 1996 with no expiration date. As of December 31, 1996 and 1995, approximately $537,000 and $900,000, respectively, had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

     The    Company's    weighted   average   interest   rate   on    short-term
     borrowings was 7% and 8.9% in 1996 and 1995, respectively.

     The    Company   is   currently   seeking   alternative   lending   sources
     from    other    financial    institutions.    However,    no    agreements
     have been finalized to replace the domestic line of credit.

(6)  Long-Term Debt

     In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The notes are collateralized by all the assets of the Company. The indenture contains restrictive covenants including, but not limited to, payment of dividends and maintenance of operating profits. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million was deposited to escrow for litigation settlement purposes based on the Company
     receiving    a    mandatory   non-opt   certification   by   the    Federal
     Court. Interest on the convertible notes is payable quarterly, within ten days of the end of such period, for
     the    periods    ended   March   31,   June   30,   September    30    and
     December 31.

     The notes became convertible into shares of common stock at the option of the note holders on April 22, 1996. The initial conversion rate was one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class. In April 1996 the Company completed the Form S-3 registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements.
     The Company offered 10% bonus shares to note holders for early conversion of the notes in May, 1996. As a result of this inducement, $440,000 in notes were converted to common stock. An additional $100,000 in notes was converted to common stock in December, 1996.

     Under the Indenture (the "Indenture") and pursuant to certain financial covenants to which the Company issued its
     11% Secured Convertible Notes due 1999 (the "Notes"), the Company was required to generate Operating Profit (as defined in the Indenture) in the quarter ended March 31, 1996 in excess of $2.0 million. Following the calculation period set forth in the Indenture, the Company determined that it did not meet such financial covenant; operating profit for such quarter was $90,878. The default in operating profit was subject to cure by the Company through the issuance of additional securities (junior to the Notes) within 60 days of March 31, 1996. The Company elected not to issue such additional securities but instead negotiated with the holders of the Notes regarding the waiver of the
     default.    In   accordance  with  the  terms   of   the   Indenture,   the
     holders   waived   the   default   in   consideration   of   the   issuance
     to   each   holder   of   record   on  the   record   date   for   granting
     such    waiver   a   number   of   shares   of   Common   Stock   of    the
     Company   equal   to  5%  of  the  shares  of  Common  Stock   that   would
     have   been   issuable   to   such  holder  if   all   of   such   holder's
     Notes had been converted on such record date (the "Issuance"), the Issuance to be made on January 10, 1997.
     Concurrently, with the consent of the Noteholders, the Company amended the Indenture to exclude therefrom the effects of the Issuance. The Company recorded a finance charge and accompanying liability totaling $1,416,960 in connection with the Issuance of the 172,800 shares. The liability was eliminated when the shares were issued on January 10, 1997.

     In June 1997, the Company received a "Notice of Default" from Appaloosa Management ("Appaloosa") and its affiliates, who are holders of more than 50 percent in principal amount of the Company's 11% Secured Convertible Notes due 1999 (the "Notes'). Although the Company is current in its payment obligations with respect to the Notes, the Notice of Default relates to non-compliance with various financial covenants and the non-delivery of opinions and certificates due under the indenture governing the Notes. Specifically, the Notice of Default is under Section 4.1(3) of the Indenture in the performance of the Company's agreements and covenants in Sections 8.6, 8.16, 8.18 and 12.2 of the Indenture and
     Section   2.18   of   the   Note  Purchase  Agreement.    The   Notice   of
     Default   was   not   an   acceleration   notice   under   the   indenture;
     instead, it simply purported to increase the interest rate on the Notes to the default rate of 14.5%.

     In July 1997, the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

     Long-term debt is summarized as follows:
                                                       December 31,
                                                     1996          1995
11% Secured Convertible Note payable,
   maturing January 1999, interest payable
   quarterly, January 1, April 1, July 1,
   and October 1                                 $34,460,000      $    --

4% Debenture payable, maturing January 2000
   interest payable March 31, June 30,
   September 30 and December 31                       56,065           --

Capital lease obligations, collateralized by
   related equipment, payable in monthly
   installments aggregating $29,147, including
   interest at 6.9% to 15.9%, expiring through
   December 1999                                     411,944        141,172
                                                 ___________       ________

                                                  34,928,009        141,172
Less, current installments                          (320,839)       (51,735)
                                                 ___________       ________
                                                 $34,607,170       $ 89,437

The aggregate installments of long-term debt as of December 31, 1996 are as follows:

                Year ending December 31:
                        1997      $   320,839
                        1998           65,967
                        1999       34,485,138
                        2000           56,065
                                  ___________
                                  $34,928,009
                                  ===========

(7)  Deferred Grant Income

Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment, and is amortized over the life of the related assets against the related depreciation expense. Amortization for the years ended December 31, 1996, 1995 and 1994 was approximately $96,000, $78,000, and $61,000, respectively.

In addition, for the year ended December 31, 1994, approximately $125,000 was received for training grants. This amount has been offset against the related expenses on the accompanying consolidated statements of operations.

IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant was revoked, the
Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company would be liable for the amount of $3,182,264 as of December 31, 1996.


(8)  Income Taxes

     As the 1996 financial statements are unaudited, domestic income tax expense/(benefit) has not been adjusted in the financial statements and an adjustment to 1996 net income may be made in the future.

     For financial reporting purposes, earnings from continued operations before income taxes includes the following components:


     Year ended December 31,       1996           1995         1994
     Pretax income:
     Domestic                   $(5,332,874)   (6,912,125)   5,422,396
     Foreign                       (653,395)   (1,663,735)    (415,293)
                               ____________   ___________   __________

     Total Pretax Income       $(5,986,269)    (8,575,860)   5,007,103

The primary components of temporary differences which comprise the Company's net deferred tax assets as of December 31,1996 and 1995 are as follows:

                                       December 31,    December 31,
                                         1996             1995
Deferred tax assets:
   Allowance for doubtful accounts     $   583,838   $   576,350
   Allowance for returns                 2,314,409     2,895,564
   Inventory reserves                       90,090        90,090
   Inventory capitalization                219,083       481,456
   Accrued liabilities                     955,799       599,605
   Net operating losses                         --     1,103,248
   State taxes                                 954         2,554
   Intangible assets                       131,965       168,151
   Litigation settlement                 3,651,648     3,651,648
   Tax credits                                  --       145,748
   Other                                        --         8,322
   Depreciation & amortization              32,229            --
   Advances from customers                 216,766            --
                                       ___________   ___________
      Deferred tax assets                8,196,781     9,722,736
      Valuation allowance               (6,302,559)   (7,377,074)
                                       ___________   ___________

Deferred tax assets                      1,894,222     2,345,662
                                       ___________   ___________
Deferred tax liabilities:
   Depreciation and amortization                ()       (46,456)
   Installment sale                             ()      (358,584)
   Other foreign and state taxes                ()      (175,275)
   State taxes                           (191,844)            --
                                       ___________   ___________
Deferred tax liability                   (191,844)      (580,315)
                                       ___________   ___________

Net deferred tax asset                 $ 1,702,378   $ 1,765,347
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

The   difference   between   actual   tax   expense   (benefit)   and   the
"expected" tax expense
(benefit)    computed    by    applying   the   Federal    corporate    tax
rate   of   34%   for  the  years  ended  December  31,  1996,   1995   and
1994 is as follows:

                                         1996          1995            1994

"Expected" tax expense (benefit)      $(1,671,108)  $(2,915,792)   $ 1,702,415
Litigation settlement                          --            --             --
Tax effect of nondeductible expenses       58,467        51,084         43,974
Goodwill amortization                      49,924        49,924         61,525
Research tax credits                    (200,000)    (1,099,596)      (188,223)
Foreign taxes                          1,071,245        406,965        483,550
State franchise tax (benefit),
   net of Federal tax benefits           127,531       (268,488)       175,944
Losses of foreign operations            (426,496)       (48,256)      (290,522)
Change in valuation allowance of
   deferred tax assets                         --     1,948,830             --
Tax penalties                             151,870       276,708        150,726
Other                                       5,444       (84,178)       121,403
Net operating loss carryback             (568,578)           --            --
                                      ___________    ___________    ___________
                                      $(1,401,701)   $(1,682,799)   $ 2,260,792

     The Company had net operating loss carryovers at the foreign companies aggregating approximately $2,930,000 at December
     31, 1996 (based on exchange rates at that date), to be used by the individual foreign companies that incurred the losses. These net operating loss carryovers have various expiration dates. As of December 31, 1995, the Company had a net operating loss carryover of approximately $4,000,000 and tax credits of approximately $260,000 for California franchise tax purposes. These loss carryovers expire in 2000.

(9)  Advertising costs

     Advertising costs are generally charged to operations in the year incurred and totaled approximately $590,000 in 1996, $70,000 in 1995, and $142,000 in 1994.

(10) Royalties

     The Company has entered into various license agreements whereby the Company has obtained the right to produce, use and sell patented technology. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements
     was     approximately    $6,301,872,    $5,511,000,     and     $4,326,000,
     for    the    years   ended   December   31,   1996,   1995    and    1994,
     respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

(11) Stockholders' Equity

     The Company has adopted several incentive and non-statutory stock option plans. Under the terms of the plans, 610,345 shares of common stock are reserved for issuance to key employees at prices generally not less than the market value of the stock at the date the options are granted, unless previously approved by the Board of Directors.

     Activity   under   these   plans  for  the   years   ended   December   31,
     1996, 1995 and 1994 is as follows:

                                  1996                     1995                     1994
                                   Weighted Avg.             Weighted Avg.             Weighted Avg.
                          Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price

Options outstanding
   at beginning of year   146,500      1.46         202,500       1.46        247,854        1.52
Granted                    28,500      1.45              --         --             --         --
Exercised                 (31,500)     1.45         (50,000)      1.45        (18,000)       1.45
Expired or canceled            --        --          (6,000)      1.45        (27,354)       2.05
                          _______      ____         _______       ____       ________         ____
Options outstanding
   at end of year         143,500      1.46         146,500       1.46       202,500         1.46
                          =======      ====         =======       ====       =======         ====
Options exercisable
   at end of year          90,000      1.47          94,000       1.47       122,500         1.46
                          =======      ====         =======       ====       =======         ====

The    exercise    price   of   all   options   outstanding    under    the
stock option plans range from $1.45 to $2.49 per share. All options exercised in 1994, 1995 and 1996 were exercised at a price of $1.45. At December 31, 1996, there were 86,254 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below the fair market value of the common stock at the date of grant. Accordingly, the Company is amortizing the difference between the fair market value and the exercise price of the related outstanding options over the vesting period of the options. Stock option compensation expense for the years ended December 31, 1996, 1995 and 1994 aggregated $7,500, $9,000, and $10,000, respectively.

In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the 1984 Plan). Under the terms of the plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In
1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of
McGhan Medical Corporation. No options were granted under the 1984 Plan during 1996.

In    1986,   the   Company   adopted   an   incentive   and   nonstatutory
stock   option   plan   (the  1986  Plan).   Under   the   terms   of   the
plan,   300,000   shares   of  common  stock   have   been   reserved   for
issuance to   key   employees.   During   1996,   28,500   options   were
granted under the 1986 Plan during 1996.

In   1987,   the   Company   also  adopted an incentive stock award
plan   (the   "1987   Plan").   Under  the  terms of the 1987 Plan,
300,000   shares   of   common  stock  were  reserved for issuance to
employees   at   the   discretion  of  the  Board of Directors.  The
Directors   awarded   11,800   shares   in   1995, and 11,600 shares
in 1994 with aggregate   values   of    $29,500, and $29,000
respectively. No shares were awarded under the 1987 Plan in 1996.

At December 31, 1996, there were 119,612 shares available for future grant under this plan.

In    1993   the   Company   adopted   a   Non-employee   Director    Stock
Option Plan which authorized the Company to issue up to 150,000 shares of common stock to directors who are not
employees   of   or   consultants  to  the  Company  and   who   are   thus
not eligible to receive stock option grants under the Company's stock option plans. Pursuant to this Plan, each non-employee director is automatically granted an option to
purchase   5,000   shares  of  common  stock  on  the  date   of   his   or
her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common
stock   on   each   anniversary  of  his  or   her   initial   grant   date
on which he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. As of December 31, 1996 no options were granted under this plan.

(12) Foreign Sales Information

Net   sales   to   customers   in   foreign   countries   for   the   years
ended    December    31,    1996,   1995   and   1994    represented    the
following percentages of net sales:

                                1996        1995        1994

Europe                         25.1%       22.3%       21.5%
Asia - Pacific                  1.7         3.5         2.7
Iberia & Latin America          5.9         5.4         1.4
Other                           2.6         0.3         0.7
                               _____       _____       _____
                               35.3%       31.5%       26.3%
                               =====       =====       =====

(The Europe classification above includes Netherlands, Belgium, United Kingdom, Italy, France and Germany. The Asia-Pacific classification includes Hong Kong, China, Japan, Taiwan, Singapore, Thailand, The Philippines, Korea, Indonesia, India Pakistan, New Zealand and Australia. The Iberia and Latin American classification includes Central America, South America, Mexico, Spain, and Portugal.)

(13) Geographic Segment Data

The   following   table   shows   net  sales,   operating   income   (loss)
and   identifiable   assets   by   geographic   segment   for   the   years
ended December 31, 1996, 1995, and 1994:

                                 1996           1995            1994

Net sales:
   United States               $61,765,485     55,881,262     59,196,401
   Europe                       24,026,965     20,803,402     18,310,708
   Asia Pacific                  2,988,818        562,894             --
   Iberia & Latin America        5,566,808      4,378,023      2,878,233
                               ___________     __________     __________
                               $94,348,076     81,625,581     80,385,342
                               ===========     ==========     ==========
Operating income (loss):
   United States               $(1,308,472)    (7,601,277)     4,717,154
   Europe                         (750,000)       340,049       (909,840)
   Asia Pacific                    534,595        105,533             --
   Iberia and Latin America       (713,849)    (2,043,210)      (229,289)
                               ___________     __________     __________
                               $(2,237,726)    (9,189,905)     3,578,025
                               ===========     ==========     ==========
Identifiable assets:
   United States               $43,109,198     25,976,480     29,337,456
   Europe                       21,533,176     18,351,644     15,899,258
   Asia Pacific                    837,661        593,423             --
   Iberia and Latin America      4,620,392      5,463,397      2,573,687
                               ___________     __________     __________
                               $70,100,427     50,384,944     47,810,401

(14)      Related Party Transactions

Included in related party notes receivable in 1996 is a 10.5% note with McGhan Management Corporation, a Nevada Corporation, in the amount of $202,510. Mr. Donald K. McGhan, Chairman and Chief Executive Officer of the Company, and his wife are the majority shareholders of McGhan
Management   Corporation.    This   note   has   since   been    paid    in
its entirety.

Included in general and administration expense on the income statement in 1996 is $1.2 million in aircraft rental expenses paid to a company that is controlled by the family of Mr. Donald K. McGhan, Chairman and Chief Executive
Officer of the Company. No signed contract exists and the Company is billed based on its usage.

Included in assets in 1995 is an unsecured note receivable from Michael D. Farney, Chief Executive Officer and Chief Financial Officer of the Company. This receivable approximated $386,000 as of December 31, 1995. The note bears interest at 9.5% per annum and was due in June 1996.
The note was primarily for various personal activities. On March 4, 1996, the officer paid the balance of the note in full.

Included   in   liabilities   in  1995  are   notes   payable   to   McGhan
Management    Corporation,   a   Nevada   Corporation   and    Donald    K.
McGhan, Chairman and President of the Company.

These payables approximated $1,209,000 as of December 31, 1995. The notes bear interest at prime plus 2% per annum
(10.5% per annum at December 31, 1995) and were due June 30, 1996, or on demand. The Company paid the balance of these notes in full on January 25, 1996. Also included in liabilities in 1995 is a note payable of approximately $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

During    1992,   the   Company   entered   into   a   rental   arrangement
with Star America Corporation, a Nevada Corporation of which Michael D. Farney, former Chief Executive Officer and former Chief Financial Officer of the Company is the only Director and Officer for rental of a Beachcraft BE2000 Starship to provide air transportation for corporate purposes. The minimum rental through December 31, 1993 was $95,000 per month. In January 1994 this rent was renegotiated to a
month-to-month    arrangement   with   a   monthly    rent    of    $74,000
during 1994. Rent expense for 1995 and 1994 was $900,000 and $888,000 respectively. In February 1995, the Company received a credit voucher from Star America Corporation for $800,000. This amount represented payments made during 1994 in excess of actual rent agreement. At December 31, 1995, the credit voucher had an outstanding balance of $107,670.
This balance was paid to the Company on March 11, 1996. The rental arrangement with Star America Corp. was terminated effective December 31, 1995.

(15)       Employee Benefit Plans

Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan for all U.S. employees. After six months of service, employees become eligible to participate in the Plan. Participants may contribute to the plan up to 20% of their compensation annually, subject to the limitations in the Internal Revenue Code. The Company can match contributions equal to 10% of each participant's contribution, limited to 5% of the participant's compensation. The participants are 100% vested in their own contributions and vesting in the Company's contributions is based on years of credited service. Participants become
100% vested after five years of credited service. Participants may invest elective contributions amongst funds selected by the Company and the Trustee(s) of the plan. The
Trustee(s)   and   the   Company   may  choose   the   investment   options
for any employer non-elective contribution. Returns on the various individual investment options in 1996 ranged from 4.4% to 18%. The Company has not contributed to this plan for the years ended December 31, 1996, 1995, and 1994.

Effective    January   1,   1990,   a   certain   subsidiary   adopted    a
Defined   Benefit   Plan   for   all  employees.    After   one   year   of
service,    employees    become   eligible   to    participate    in    the
plan.     Employees   in   active   employment   on   January    1,    1990
were    immediately    eligible.    Plan   benefits,   including    pension
upon    retirement   or   complete   disability,   are    based    on    an
employee's    years    of   service   and   average   compensation    prior
to    retirement.    The   pension   plan   is   financed    by    premiums
which    are    paid   by   the   employer   and   the   employees.     The
premium   is   based  on  financing  a  pension  of  70%  of   the   salary
per person. Participants share in the cost of the plan by making contributions of 3% to 5% of the pension basis. The funding policy is to pay the accrued pension contribution currently. The premiums, paid to the external pension management company, are invested 80% in government bonds and 20% in stocks
listed on the Amsterdam Exchange. The return on investments for   the
pension   management   company   was  approximately   18%   in   1996   and
24%   in   1995.    Administrative  costs  paid   by   the   Company   were
approximately   $21,900   in   1996,   $19,100   in   1995   and    $12,900
in   1994.     Contributions   to   the  defined   benefit   pension   plan
approximated    $88,000,    $75,000,   and   $49,000    for    the    years
ended December 31,1996, 1995, and 1994, respectively.

Effective February 1, 1990, a certain subsidiary adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 200% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contributions
to    the    plan    approximated   $254,000,   $198,000,   and    $144,000
for    the    years   ended   December   31,   1996,   1995,   and    1994,
respectively.

Effective January 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. The pension plan is financed by premiums which are paid by the employer and the employee. The premium is based on 8% of the current salary. Participants share in the cost of the plan by making contributions of 2% to 3% of the pension basis. The funding policy is to pay the accrued pension contribution currently. The premiums are paid to an external pension management company which invests the premiums in government bonds. The pension management company guarantees a return of 5% per year on investments. Administrative costs paid to the pension management company are approximately 20% of contributions or $4,000 in 1996, $3,400 in 1995 and $2,800 in 1994. Contributions to the defined benefit pension plan approximated $20,000, $17,000, and $14,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Effective   February   1,   1991,   a   certain   subsidiary   adopted    a
Defined   Benefit   Plan   for   all  employees.    After   one   year   of
service,    employees    become   eligible   to    participate    in    the
plan.      Plan    benefits,    including    additional    pension     upon
retirement     or    complete    disability,    are     based     on     an
employee's    years    of   service   and   average   compensation    prior
to   retirement.    Participants  do  not  share  in  the   cost   of   the
plan.     The   funding   policy   is   to   pay   the   accrued    pension
contribution    currently.   The   premiums,   paid   to    the    external
pension    management   company,   are   invested   52%    in    government
bonds,   13%   in   stocks,  25%  in  mortgages  and  10%   in   buildings.
The    Company    pays   the   administrative   costs   to   the    pension
management   company   which   totaled   $,1,236   in   1996,   $2,155   in
1995   and   $1,344   in   1994.   The  Company's  contributions   to   the
plan approximated $18,000, $24,000, and 10,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Effective    July    1,    1992,   a   certain   subsidiary    adopted    a
Defined    Contribution    Plan   for    all    employees.     After    six
months of service, employees become eligible to participate in the plan. They may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 100% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution however, the pension can only be drawn upon retirement or complete disability. All premiums are paid to an external pension company which invests the accumulated funds in government bonds. The return on investments has been approximately 8% in 1996 and 1995. The Company pays administrative costs to the pension management company which
totaled    $320   in   1996   and   1995   and   $310   in    1994.     The
Company's contributions to the plan approximated $11,000, $9,000, and $7,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Effective July 1, 1993, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of
service     and     average    compensation    prior     to     retirement.
Participants   do   not   share   in   the   cost   of   the   plan.    The
funding policy is to pay the accrued pension contribution currently. The Company's yearly contribution per employee is equal to one month of an employee's salary. The premiums are paid to an external pension management company which invests 70% of the accumulated funds in government bonds and 30% in buildings and stocks. The pension management company's return on investment has been approximately 11% for 1996 and 1995. The Company has paid administrative costs of approximately $3,200, $3,000 and $2,400 for the years ended December 31, 1996, 1995 and 1994 respectively. The Company's contributions to the plan approximated $16,000, $15,000, and $12,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Effective January 1, 1995, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including a pension upon retirement at age 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. The Company contributes 7% of the employees' fixed salaries. Participants do not share in the cost of the plan. The premiums are paid to an external pension management company and are invested in government bonds, loans, real estate and French and international stocks. The pension management company's return on investment in 1995 was 6%. The Company paid administrative costs of an insignificant amount in 1996 and 1995 to the pension management company. The Company's contributions to the plan approximated $21,000 and $15,000 for the years ended December 31, 1996 and 1995, respectively.

Effective January 1, 1995, a certain subsidiary adopted a Defined Contribution Plan for non-production employees. Upon commencement of service, these employees become eligible to participate in the plan. They may contribute to
the    plan    up   to   5%   of   their   compensation.    The   Company's
matching    contribution   is   equal   to   10%   of   the   participant's
contribution.    The   employee   is   immediately   and    fully    vested
in    the    Company's    contribution.    The    Company's    contribution
to   the   plan   approximated   $18,000  and   $17,000   for   the   years
ended December  31, 1996 and 1995, respectively.

(16)  Litigation

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

At    December   31,   1996,   the   Company's   reasonable   estimate   of
its   liability   to   fund   the  Revised   Settlement   Program   was   a
range    between   $9.1   million,   the   original   accrual   as    noted
above,   and   the   discounted  present   value   of   the   $50   million
aggregate   the   Company   estimated   it   might   have   been   required
to    contribute   under   the   Revised   Settlement   Program.     Again,
due    to    the    uncertainty    of   the   ultimate    resolution    and
acceptance     of    the    Revised    Settlement    Program     by     the
registrants,    claimants   and   plaintiffs    (which    acceptance    and
participation    is   necessary   for   any   contributions    under    the
Revised    Settlement    Program)   and   the    limited    and    changing
information    related    to   the   claims,    no    estimate    of    the
possible   additional   loss  or  range  of   loss   can   be   made   and,
consequently,    the   financial   statements   do    not    reflect    any
additional      provision      for     the      litigation      settlement.
However,    preliminary   information   obtained   prior   to   July    31,
1997,   concerning   claims   and  opt-outs   filed   under   the   Revised
Settlement   indicates   that  the  range   of   costs   to   the   Company
of its contributions,   while   likely   to   exceed   $9.1   million,
will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

(17)  Commitments and Contingencies

The    Company    leases   facilities   under   operating   leases.     The
leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense for the years ended December 31, 1996, 1995, and 1994 aggregated $5,821,218, $4,927,677, and $4,913,327, respectively.

Minimum lease commitments under all noncancelable leases as of December 31, 1996 are as follows:

                    Year ending December 31:
                      1997                  $ 4,563,689
                      1998                    3,671,841
                      1999                    3,246,526
                      2000                    2,705,170
                      2001                    2,223,777
                      Thereafter             11,915,731
                                            ___________
                                            $28,326,734
                                            ===========

(18) Sale of Subsidiaries

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

At December 31, 1996, the current portion due from ISSAC under the terms of the note agreement is in dispute. The Company has classified all current amounts due as long-term and an estimated provision for credit loss has been provided for in the financial statements.

(19)     Subsequent Events

During   January,   1997,   the   Company   received   $5.7   million    in
proceeds from $6.2 million in financing via a 4% convertible debenture purchase agreement, issued at an 8% discount, due
January 16, 2000. Interest is payable quarterly in arrears. The proceeds received are to be used for working capital purposes. As of December 31, 1996, proceeds of approximately $61,000 were received and classified as a non-current liability.

The debentures become convertible into shares of common stock at the option of the holder 60 days after the issue date. The conversion price for each debenture is the lesser of the average per share market value of INAMED common stock for the 5 trading days preceding the original issue date or
the   average   per   share   market  value  for   the   5   trading   days
preceding conversion and adjusted to halve any increase exceeding 33%, whichever is greater, or 85% of the average per share market value for the five trading days immediately preceding the conversion date.

(20) Quarterly Summary of Operations (unaudited)

The    following   is   a   summary   of   selected   quarterly   financial
data for 1996 and 1995:
                                    Quarter
                 First       Second        Third        Fourth
Net Sales:
     1996       20,402,033    27,859,500    23,259,585    22,826,958
     1995       21,744,875    24,112,600    18,279,111    17,488,995
Gross Profit:
     1996       12,629,310    19,928,480    14,654,507    13,047,925
     1995       15,410,563    16,431,581    11,439,933     8,187,721
Net Income (loss):
     1996       (1,266,953)    1,143,064      (988,090)   (5,959,681)
     1995        1,140,496     2,744,448    (2,592,588)   (8,185,417)
Net Income (loss)
per share:
     1996         (0.17)            0.15         (0.12)        (0.77)
     1995          0.15             0.36         (0.34)        (1.08)
                =====================================================

Significant Fourth Quarter Adjustments, 1996

     During the fourth quarter of the year ended December 31, 1996, significant adjustments to the results of operations were as follows:

     Provision for product liability    254,176
     Royalty expense                    647,672

Significant Fourth Quarter Adjustments, 1995

     During the fourth quarter of the year ended December 31, 1995, significant adjustments to the results of operations were as follows:

     Provision for income taxes                $(4,162,607)
     Provision for doubtful accounts and
          returns and allowances                 1,424,734
     Compensation expense                          891,200

The Company's provision for income taxes was adjusted to reduce income tax expense in 1995 and 1996. The Company is working closely with tax advisors to anticipate ongoing tax responsibility and better reflect income tax liability/benefits during the year.

In 1996, the provision for product liability was increased by $254,176 to more accurately reflect the potential impact of the Company's limited product warranty. The Company's royalty expense was also increased in the fourth quarter of 1996 by $647,672 to reflect royalty expense for products sold internationally under various license agreements.

In 1995, the provision for doubtful accounts, returns and allowances was increased due to a backlog of returns that developed in the fourth quarter 1995 as attention was diverted to other operating issues. An adjustment was made in 1995 to increase compensation expense to reflect bonuses and compensation payments declared after year end for certain personnel.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.

Not applicable.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names of the directors and executive officers of the Company, together with their ages and positions. Donald K. McGhan, Chairman of the Board and Chief Executive Officer is the father of Jim J. McGhan, President and Director. There are no other family relationships among these directors and officers.

     Name                   Age    Position

     Donald K. McGhan       63     Chairman of the Board and
                                   Chief Executive Officer

     Jim J. McGhan          44     President, Director

     Jeffrey J. Barber      38     Executive Vice President,
                                   Marketing & Corporate Development

     Harrison E. Bull, Esq. 57     Director

     Richard Wm. Talley     54     Director

     John E. Williams, M.D. 76     Director

Donald K. McGhan

Mr.  McGhan  has served as Chairman of  the  Board  of
INAMED since October 1985 and served as President of INAMED from January 1987 to March 1997. He served as Chief Executive Officer of INAMED from April 1987 until June 1992 and is again serving as Chief Executive Officer effective March 1997. He is also Chairman of the Board of McGhan Medical Corporation, INAMED Development Company, BioEnterics Corporation, Biodermis
Corporation, Bioplexus Corporation, Flowmatrix Corporation, Medisyn Technologies Corporation, McGhan Limited, INAMED B.V.,
INAMED B.V.B.A., INAMED GmbH., INAMED S.R.L., INAMED Ltd., INAMED, S.A., INAMED S.A.R.L., INAMED Japan, and INAMED Medical Group (Japan).

Jim J. McGhan

Mr. McGhan has served as President and Director of INAMED Corp. since March 31, 1997. He is also Chief Executive Officer and Director of McGhan Medical Corporation, General Manager of INAMED Development Company, and President and Director of BioEnterics Corporation. He is a director of INAMED Japan, INAMED Medical Group (Japan), McGhan Medical Asia/Pacific, Ltd., McGhan Medical Mexico, S.A. de C.V., BioEnterics L.A., S.A. de C.V. and McGhan Limited. Mr. McGhan also served as President of McGhan Medical Corporation from August 1992 to April 1996.

Jeffrey J. Barber

Mr. Barber has served as Executive Vice President  and
Director of Corporate Development of INAMED since March 31, 1997. Mr. Barber is also a Director of McGhan Medical Asia/Pacific, Ltd., McGhan Medical Mexico, S.A. de C.V. and BioEnterics LA., S.A. de C.V. Beginning in 1996, Mr. Barber served the Company as Vice President responsible for marketing, business development and international development. Prior to this position, Mr. Barber was the Vice President of Business Development of McGhan Medical Corporation and the Vice President of Marketing for McGhan Medical Corporation. Mr. Barber originally joined the Company in 1992 as Worldwide Marketing Manager for McGhan Medical Corporation. Prior to his employment with the Company, Mr. Barber held positions with Chiron Corporation from 1987 to 1992 and Baxter Healthcare, Inc. from 1982 to 1987.

Harrison E. Bull, Esq.

Mr. Bull has served as a Director of INAMED since March
31, 1997. Mr. Bull is the senior partner of the law firm of Bull, Cohn and Associates. The firm was established in 1974 and was originally known as Harrison Bull and Associates until the name was changed in 1989. The firm is primarily a general practice law firm in Santa Barbara, California, with general emphasis on civil litigation. The firm has developed a broad base clientele that includes individuals, partnerships, corporations and other entities. The firm is comprised of six attorneys and has extensive litigation and trial experience representing both plaintiffs and defendants. Mr. Bull has been a member of the Florida Bar since 1973, the California Bar since 1974 and is a member of the American Bar Association. Mr. Bull was admitted to practice before the Supreme Court of the United States in 1984.

Richard Wm. Talley

Mr.  Talley  has served as a Director of INAMED  since
March 31, 1997. Mr. Talley is currently with Talley, King & Co., a fully disclosed broker-dealer specializing in private placement transactions, which he founded in 1993. Prior to that he founded Talley, McNeil & Tormey, Inc., a regionally focused investment bank, which merged in 1990 into a larger investment banking firm in Irvine, California. Prior to that he founded the Santa Barbara office of Shearson Lehman Brothers and managed that location until the merger with American Express Corporation.

John E. Williams, M.D.

Dr.  Williams has served as a Director of INAMED since
March 31, 1997. Dr. Williams is a plastic surgeon and has had his own practice since 1962. He specializes in aesthetic surgery. He has offices in Beverly Hills, California and Rancho Mirage, California. He is a Diplomate of the American Board of
Plastic Surgery and is a Fellow of the American College of Surgeons. He is a member of the American Society of Plastic and Reconstructive Surgeons and the American Society of Aesthetic Plastic Surgeons. He holds memberships in state, national and international plastic surgery societies and is a member of the American Medical Association and the Los Angeles County Medical Association.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company established a Compensation Committee of the Board of Directors in March 1997 consisting of the three outside Directors: Messrs. Bull and Talley and Dr. Williams.

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

Employment, Severance, and Change of Control Agreements

The Company has not entered into employment agreements with any of its executive officers that exceed total compensation of $100,000.


Stock Option Plans

In  1984,  McGhan  Medical  Corporation  adopted   an
incentive stock option plan (the "1984 Plan"). Under the terms of the 1984 Plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. No options were granted under the 1984 Plan during 1996.

In   1986,  the  Company  adopted  an  incentive  and
nonstatutory  stock  option plan (the "1986  Plan").   Under  the
terms of the 1986 Plan, 300,000 shares of common stock have  been
reserved  for  issuance to key employees.   During  1996,  28,500
options were granted under the 1986 Plan.

Stock Award Plan

In 1987, the Board of Directors adopted a stock award plan (the "1987 Plan") whereby 300,000 shares of the Company's common stock were reserved for issuance to selected employees of the Company. The 1987 Plan was adopted to further the Company's growth, development and financial success by providing additional incentives to employees by rewarding them for their performance and providing them the opportunity to become owners of common stock of the Company, and thus to benefit directly from its growth, development and financial success. Shares are awarded under the 1987 Plan to employees as selected by a committee appointed by the Board of Directors to administer the plan. Stock awards totaling 180,388 have been granted as of December 31, 1996.

Stock Appreciation Rights Plan

The  Company has approved a stock appreciation  rights
plan (the "SAR Plan") whereby key employees may be issued cash or common stock based on the increase in the stock value. The SAR Plan was adopted in 1988 by the Board of Directors. As of December 31, 1992, 500,000 shares had been granted under the SAR Plan. At December 31, 1996 and during the year then ended, there were no SARs outstanding.

Summary Compensation Table

The following table sets forth information with respect to the compensation of the Company's executive officers for services in all capacities to the Company in 1994, 1995 and 1996:

                                                               Long-Term
                       Annual Compensation                    Compensation
                                                                Stock
                                                Other          Options/
                                                Annual        SARs Granted    All Other
Name and             Year   Salary    Bonus   Compensation    (in shares)    Compensation
Principal
Position

Donald K. McGhan        1996   $  6,427        --     --        --               32,994
Chairman and            1995    299,676        --     --        --                   --
Chief Executive         1994    253,187        --     --        --                   --
Officer

Michael D. Farney(1)    1996   225,000         --     --        --               19,302
Chief Executive         1995   245,165    714,227     --        --                   --
Officer, Secretary      1994   207,354         --     --        --                   --

Willem Oost-Lievense(2) 1996   169,231     30,000     --        --               40,462
Chief Financial         1995        --         --     --        --                   --
Officer                 1994        --         --     --        --                   --

Gerald L. Ehrens(3)     1996        --         --     --        --                   --
Chief Operating         1995        --         --     --        --                   --
Officer                 1994   141,795         --     --        --                   --

_________________

(1) Mr. Farney resigned as Chief Executive Officer and Secretary of the Company as of March 31, 1997.

(2) Mr. Oost-Lievense commenced employment with the Company on April 17, 1996 and left the Company on March 19, 1997.

(3) Mr. Ehrens commenced employment with the Company on May 1, 1992, and terminated employment with the Company in September of 1994.

(4)   Fringe  benefits including automobile allowance and group term insurance.


Table of Stock Option Exercises in 1996 and Year-End Option Values

          Not applicable.

COMPARISON OF TOTAL SHAREHOLDER RETURN

The following graph sets forth the Company's total shareholder return as compared to the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index over the period from December 31, 1991 until December 31, 1996. The total shareholder return assumes $100 invested at December 31, 1991 in the Company's Common Stock, the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index. It also assumes reinvestment of all dividends.


     * $100 Invested on 12/31/91 in Stock or Index - Including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The  following table sets forth information as to  the
shares of common stock owned as of August 31, 1997, by (i) each person who, insofar as the Company has been able to ascertain, beneficially owned more than five percent of the outstanding common stock of the Company, (ii) each director, and (iii) all the directors and officers as a group. Unless otherwise indicated in the footnotes following the table and subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned.

     Name of Beneficial
     Owner or Identity                         Number         Percent
     of Group                                  of Shares      of Class

     Chancellor LGT Asset Management            874,200         10.4%
     50 California Street
     27th Floor
     San Francisco, CA 94111

     Appaloosa Management LP et al.             834,800          9.9%
     50 John F. Kennedy Parkway
     Short Hills, NJ 07078

     Donald K. McGhan(1)                      1,285,354(2)       15.2%

     All officers and directors as a group.   1,285,354          15.2%


(1) Mr. McGhan's business address is 3800 Howard Hughes Parkway, Las Vegas, Nevada 89109.

(2) Includes 207,310 shares of common stock owned by Shirley M. McGhan, the wife of Donald K. McGhan, as to which Mr. McGhan disclaims beneficial ownership; 107,985 shares owned by a corporation of which Mr. McGhan is the chairman; 197,280 shares owned by a limited partnership of which Mr. McGhan is the general partner; and 137,175 shares owned by a limited liability corporation of which Mr. McGhan is the managing member.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Included in related party notes receivable in 1996 is a 10.5% note with McGhan Management Corporation, a Nevada Corporation, in the amount of $202,510. Mr. Donald K. McGhan, Chairman and Chief Executive Officer of the Company, and his wife are the majority shareholders of McGhan Management Corporation. This note has since been paid in its entirety.

     Included in general and administration expense on the income statement in 1996 is $1.2 million in aircraft rental expenses paid to a company that is controlled by the family of Mr. Donald K. McGhan, Chairman and Chief Executive Officer of the Company. No signed contract exists and the Company is billed based on its usage.

     Included in assets in 1995 is an unsecured note receivable from Michael D. Farney, Chief Executive Officer and Chief Financial Officer of the Company. This receivable approximated $386,000 as of December 31, 1995. The note bears interest at 9.5% per annum and was due in June 1996. The note was primarily for various personal activities. On March 4, 1996, the officer paid the balance of the note in full.

     Included in liabilities in 1995 are notes payable to McGhan Management Corporation, a Nevada Corporation and Donald K. McGhan, Chairman and President of the Company. These payables approximated $1,209,000 as of December 31, 1995. The notes bear interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and were due June 30, 1996, or on demand. The Company paid the balance of these notes in full on January 25, 1996. Also included in liabilities in 1995 is a note payable of approximately $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

     During 1992, the Company entered into a rental arrangement with Star America Corporation, a Nevada Corporation of which Michael D. Farney, former Chief Executive Officer and former Chief Financial Officer of the Company is the only Director and Officer for rental of a Beachcraft BE2000 Starship to provide air transportation for corporate purposes. The minimum rental through December 31, 1993 was $95,000 per month. In January 1994 this rent was renegotiated to a month-to-month arrangement with a monthly rent of $74,000 during 1994. Rent expense for 1995 and 1994 was $900,000 and $888,000 respectively. In February 1995, the Company received a credit voucher from Star America Corporation for $800,000. This amount represented payments made during 1994 in excess of actual rent agreement. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The rental arrangement with Star America Corp. was terminated effective December 31, 1995.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K.

(a)(1)    Consolidated Financial Statements:               Page(s)
          Report of Independent Accountants                     29
          Consolidated Balance Sheets as of
             December 31, 1996, and 1995                     30-31
          Consolidated Statements of Operations for the
             years ended December 31, 1996, 1995 and 1994       32
          Consolidated Statements of Stockholders'
             Equity for the years ended December 31,
             1996, 1995, and 1994                               33
          Consolidated Statements of Cash Flows for the
             years ended December 31, 1996, 1995 and 1994    34-36
          Notes to Consolidated Financial Statements         37-62

(a)(2)    Consolidated Financial Statement Schedules:
          Schedule II - Valuation and Qualifying Accounts       75

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits:

Exhibit   Description

 3.1 Registrant's Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 3.2 Registrant's Bylaws. (Incorporated herein by reference to Exhibit 3.2 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 4.1 Specimen Stock Certificate for INAMED Corporation Common Stock, par value $.01 per Share. (Incorporated herein by reference to Exhibit 3.3 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 4.2 Warrant Agreement dated as of July 2, 1997 between INAMED Corporation and U.S. Stock Transfer Corporation. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.1      Stock  Option  Plan, together with form  of  Incentive
           Stock Option Agreement and Nonstatutory Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 10.2      Stock Award Plan.  (Incorporated herein by reference to
           Exhibit 10.2 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 10.3      Non-Employee    Directors'    Stock    Option    Plan.
           (Incorporated herein by reference to Exhibit 10.3 of the Company's Financial Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101)).

 10.4      Form of INAMED Corporation February 27, 1997 Letter Agreement.

 10.5      Form of INAMED Corporation 4% Convertible Debenture.

 10.6      Form of Registration Rights Agreement.

 10.7      Form of Convertible Debenture Agreement.

 10.8 Rights Agreement, dated as of June 2, 1997, between INAMED Corporation and U.S. Stock Transfer Corporation, which includes the form of the Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B. (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on May 23, 1997).

 10.9 Form of Letter from the Board of Directors of INAMED Corporation to Shareholders to be mailed with copies of the Summary of Rights appearing as Exhibit B to Exhibit 1 hereto. (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the Commission on May 23, 1997).

 10.10     Amendment No. 1 to Rights Agreement, dated as of  June
           13, 1997, between INAMED Corporation and U.S. Stock Transfer Corporation.

 10.11 Letter Agreement dated as of July 2, 1997 by and among INAMED Corporation, Appaloosa Management L.P., and Donald K. McGhan. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.12 Second Supplemental Indenture, dated as of July 2, 1997, between INAMED Corporation and Santa Barbara Bank & Trust. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current
           Report on Form 8-K filed with the Commission on July 9, 1997).

 10.13 Letter of Representation of INAMED Corporation dated as of July 2, 1997 in favor of holders of 11% Secured Convertible Notes due 1999. (Incorporated herein by reference to Exhibit
           10.3 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.14 Consent and Waiver of certain holders of 11% Secured Convertible Notes due 1999 dated as of July 8, 1997. (Incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.15 Letter executed by Appaloosa Investment Limited Partnership, Ferd L.P. and Palomino Fund Ltd. withdrawing the notice of default under the Indenture. (Incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.16     Amendment No. 2 to Rights Agreement, dated as of  July
           2, 1997, between INAMED Corporation and U.S. Stock Transfer Corporation. (Incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997).

 10.17 Form of Note Purchase Agreement. (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.18     Indenture between the Registrant and Santa Barbara Bank
           & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996.)

 10.19 Form of 11% Secured Convertible Note due 1999. (Incorporated herein by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996.)

 10.20 Security Agreement between the Registrant and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit
           99.4 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.21 Guarantee and Security Agreement between certain subsidiaries of the Registrant and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.22 Guarantee Agreement between certain subsidiaries of the Registrant and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.23 Loan Purchase Agreement between First Interstate Bank of California and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.24 Escrow Agreement between the Registrant and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 10.25 Escrow Agreement between the Registrant and Santa Barbara Bank & Trust, as trustee. (Incorporated herein by reference to Exhibit 99.9 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996).

 21        Registrant's Subsidiaries

 27       Financial Data Schedule

(b)       Reports on Form 8-K:

          Form 8-K dated March 19, 1997
          Form 8-K dated June 10, 1997
          Form 8-K dated July 9, 1997

                           Schedule II

               INAMED CORPORATION AND SUBSIDIARIES

                Valuation and Qualifying Accounts

          Years ended December 31, 1996, 1995 and 1994




                                 Beginning                                   End of
                                 of period                                   period
Description                      balance       Additions    Deductions       balance

Year ended December 31, 1996:
   Allowance for returns         5,676,249         --        1,913,207    3,763,042
   Allowance for doubtful
      accounts                     964,928    101,189          351,972      714,145
   Allowance for obsolescence      759,362    566,567               --    1,325,929
   Valuation allowance for
      deferred tax assets        7,377,074         --        1,074,515    6,302,559
   Self-insurance accrual        1,130,632    270,375           28,350    1,372,657
   Allowance for doubtful
     notes                       1,066,958         --               --    1,066,958

Year ended December 31, 1995:
   Allowance for returns         5,346,885    329,364               --    5,676,249
   Allowance for doubtful
      accounts                     678,942    376,182           90,196      964,928
   Allowance for obsolescence      450,730    600,847          292,215      759,362
   Valuation allowance for
      deferred tax assets        5,000,080  2,376,994               --    7,377,074
   Self-insurance accrual        1,291,605      9,000          169,973    1,130,632
   Allowance for doubtful
      notes                             --  1,066,958               --    1,066,958

Year ended December 31, 1994:
   Allowance for returns        4,807,675     585,885           46,675    5,346,885
   Allowance for doubtful
      accounts                    333,321     454,380          108,759      678,942
   Allowance for obsolescence          --     450,730               --      450,370
   Valuation allowance for
      deferred tax assets       5,606,666          --            1,631    1,291,605
   Self-insurance accrual      1,293,2        --      1,631    1,291,6


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INAMED CORPORATION



                                     By /s/  Donald K. McGhan
                                        Donald K. McGhan, Chief Executive
                                        Officer and Chairman of the Board


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

/s/ Donald K. McGhan                  Chairman of the Board, Director,          September 8, 1997
    Donald K. McGhan                  and Chief Executive Officer
                                      (Principal Executive Officer)

/s/ Jim J. McGhan                     President and Director                    September 8, 1997
    Jim J. McGhan                     (Principal Operations Officer)

/s/ Jeffrey J. Barber                  Executive Vice President                 September 8, 1997
    Jeffrey J. Barber                  (Marketing and Corporate Development)

/s/ Karyn G. Hyland-Cotto              Financial Controller                     September 8, 1997
    Karyn G. Hyland-Cotto              (Principal Accounting Officer)

/s/ Harrison E. Bull, Esq.             Director                                 September 8, 1997
    Harrison E. Bull, Esq.

/s/ Richard Wm. Talley                 Director                                 September 8, 1997
    Richard Wm. Talley

/s/ John E. Williams, M.D.             Director                                 September 8, 1997
    John E. Williams, M.D.

Exhibit 10.4

February 27, 1997

VIA Facsimile:

To All Note Holders of the 11% Convertible Notes due 1999

Re:  Revision of Certain Terms and Conditions for the 11%
Secured Convertible Notes Due 1999 ("Notes")

Gentlemen:

Reference is hereby made to the (i) Note Purchase Agreement, dated January 23, 1996 (as amended as of the date hereof, the "Note Purchase Agreement"), among INAMED Corporation (the "Company") and the purchasers of the Company's 11% Secured Convertible Notes due 1999 (the "Notes") party thereto, (ii) Indenture dated January 2, 1996 (as amended as of the date hereof, the "Indenture") between the Company and Santa Barbara Bank & Trust, as Trustee, governing the terms of the Notes and (iii) Escrow Agreements, each dated as of January 2, 1996 (as amended as of the date hereof, the "Escrow Agreements"), between the Company and Santa Barbara Bank & Trust, as Escrow Agent. Capitalized terms use herein not otherwise defined shall have the meaning ascribed thereto in the Indenture.

The Company is hereby requesting that the Holders agree to a restructuring of the Company's indebtedness held by the Holders in order to accomplish the following (a) conclude the existence of the Escrow Agreement which contained an original termination date of January 22, 1997, unless amended by the Company and the Trustee, which amendment needed to be consented to by the Holders of 66 2/3rds of the outstanding Notes; (b) return the escrowed funds to the Holder thus, reducing the Company's interest expenses; and
(c) resolve Note Purchase Agreement issues and amendments to the Indenture that are in the best interest of both the Company and the Holders. The Escrow Agreement has previously been extended to February 22, 1997, as a result of receiving approval of the Holders of 66 2/3rds of the outstanding Notes.

The Company is hereby requests consent from the Holders to instruct the Escrow Agent to maintain the escrowed funds by accepting instructions to continue the Escrow Agreement until March 5, 1997, or until the completion and execution of any and all documents deemed necessary to revise the terms and conditions of the Notes, whichever occurs earlier. It is further agreed that interest charges will not accrue on the escrowed funds after February 21, 1997.

As part of such restructuring, the Company is proposing that
(i) the Escrow Agreements be terminated and all of the Escrow Fund (as defined in the Escrow Agreements) be paid over to the Holders in a proportionate amount based on the percentage of principal amount of the Notes surrendered by each Holder in partial redemption thereof in accordance with
Article 9 of the Indenture, (ii) the Holders be issued Warrants to purchase shares of Common Stock of the Company (the "Warrants"), containing the terms described below, in a pro rata amount based on the percentage of the principal amount of the Notes outstanding on the date of issuance of the Warrants (and before giving effect to the partial redemption thereof contemplated in clause (i) of this paragraph) and (iii) the terms of the Notes and certain of the other Documents be amended as described below.

Issuance of Warrants.
The Warrants shall represent, in the aggregate, the right to purchase 1,640,952 shares of Common Stock, and shall be exercisable, at any time, in whole or in part, by the holder thereof after August 15, 1997, and prior to March 31, 2000 at an exercise price of $9.00 per share.

The Company shall have the right to repurchase any outstanding Warrants, upon not less than 30 days' prior written notice to the Holders at a repurchase price of $.01 per warrant, only after (a) the earlier of (i) the issuance by United States District Court, Northern District of Alabama, Southern Division (or any successor court with jurisdiction over the Silicone Gel breast Implant Products Liability Litigation (MDL 926)), of a Final Order certifying the Company's Mandatory (non-"opt-out" Limited Fund) Class under Rule 23(b) (1) (B) of the Federal Rules of Civil Procedure or (ii) "Circling of the Class" with ninety-seven percent (97%) of the silicone breast implant litigation currently existing against the Company settled in whatever way is in the best interest of the Company; and (b) after the occurrence of the earlier of events described in clause
(a) of this paragraph the closing volume weighted average trading price of the Common Stock as reported on the Bloomberg NASDAQ Market Reporting System, shall average $13.00 per share for 20 consecutive trading days. The giving of notice by the Company to the Holders to repurchase the Warrants as contemplated by this paragraph shall not affect the right of the Holders to exercise the Warrants prior to the repurchase date specified in such notice.

The Company (i) shall use its best efforts to register with the Commission on an appropriate form under the Securities Act, on or before March 22, 1997 (or cause an appropriate post-effective amendment to be made to an existing registered registration statement on or prior to such date), and use its best efforts to cause to become effective on or before May 31, 1997, such registration statement with respect to the Warrants and the aggregate amount of shares of Common Stock to be issued upon exercise of the Warrants and (ii) keep such registration statement effective for a period of time required for the disposition of such Warrants or Common Stock by the Holders. In the event such registration statement is not filed or declared effective on or prior to the applicable date set forth above, the exercise price of the Warrants shall be reduced by $.50 and, if such registration statement is not filed or declared effective within 45 days after the applicable date set forth above, the exercise price of the Warrants shall be reduced by an additional $.50 (and thereafter reduced by an additional $.50 for each subsequent period of 45 consecutive days that such filing and/or effectiveness does not occur). The Company shall use its best efforts to maintain a trading market for the Warrants upon the effectiveness of such registration statement. The Company acknowledges that its obligation to register the Warrants and Common Stock issuable upon exercise thereof shall not affect in any manner any of its other obligations to register securities under the Securities Act, including its obligations under the Indenture with respect to the registration under the Securities Act of the Common Stock issuable upon conversion of the Notes to the extent necessary or appropriate, the Company agrees to use it best efforts to amend the Company's existing effective S-3 registration statement in order to register under the Securities Act all of the shares of Common Stock issuable upon conversion of the Notes (as the terms of such Notes are to be amended as described below) and keep such registration statement effective for a period of time required for the disposition of such Common Stock by the Holders. The Holders agree that they will not sell the Warrants until after August 15, 1997.

Amendment of Notes and other Documents.
The conversion terms of the Notes not redeemed in connection with the payment of the Escrow Fund to the Holders as contemplated above shall be amended such that such Notes may be converted at any time, in whole or in part, by the Holders thereof into that number of shares of Common Stock obtained by dividing the principal amount of the Note or portion thereof to be converted by a conversion price equal to the lesser of (i) $8.00 per share, as adjusted from time to time as provided in the Indenture (as amended as contemplated below), and (ii) an amount equal to 85% of the closing volume weighted average trading price of the Common Stock as reported on the Bloomberg NASDAQ Market Reporting System for the 10 day period prior to delivery of a conversion notice to the Company by the applicable Holder; provided, however, that each Holder may only convert up to forty percent (40%) of the initial aggregate principal amount of Notes held by such Holder (after giving effect to the partial redemption of Notes contemplated in connection with the payment of the Escrow Fund to the Holders as described above) in any 60-day period.

The limitations with respect to conversion of the Notes contained in the immediately preceding sentence shall not be applicable to the extent that (i) a Holder owns Notes in an aggregate principal amount less than $100,000 (the "De Minimis Amount") and (ii) the De Minimis Amount did not result from a previous conversion made when such Holder owned Notes in excess of the De Minimis Amount.

Section 10.5 of the Indenture shall be amended to include the full ratchet price protections with respect to the conversion price of the Notes not redeemed in connection with the payment of the Escrow Fund to the Holders.

The Notes shall have (A) full rachet price protection, substantially in the form set forth in Appendix A, in the event shares of capital stock of the Company (i) are issued or sold by the Company (or shares of capital stock may be issued upon exercise of options, warrants, convertible securities or similar securities issued or sold after the date hereof) for $5.50 or less per share (subject to any appropriate proportionate adjustments as a result of the occurrence of certain events relating to the capital stock as contemplated herein) other than shares issued as part of a settlement of identified breast implant product litigation , or (ii) are issued or sold by the Company outside the United States in a transaction or series of transactions pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), or any successor regulation, and (B) other anti-dilutive adjustment features with respect to the number of shares of Common Stock of the Company.

Letter of Representations.
The Company shall also provide to the Holders in connection with the delivery of the Warrants and the effectiveness of the amendments contemplated above a Letter of Representations and warranties of the Company set forth in the Note Purchase Agreement, other than with respect to the representation in Section 2.18 of the Note Purchase Agreement with respect to the requirement that approximately $10 million of the proceeds from the issuance of the Notes be used for long-term capital investments and improvements.

The Company agrees to provide the Holders as soon as possible after the date hereof, and in any event within 7 days of the date hereof, with drafts of all documents necessary to effect the transactions contemplated hereby (including, without limitation, a form of Warrant, but excluding registration statement) and, after the terms of such documents have been approved by the Holders, to use its best efforts to cause the execution and delivery of all such documents within 10 days of the date hereof.

This Agreement shall not constitute a waiver by the Holders of any default under any of the Documents; provided, however, that, upon the performance by the Company of all of its obligations hereunder in accordance with the provisions hereof, including the execution and delivery of all documents contemplated hereby, the Holders hereby agree to waive any default of Section 2.18 of the Note Purchase Agreement with respect to the requirement that approximately $10 Million of the proceeds from the issuance of the Notes be used for long-term capital investments and improvements. The undersigned Holders expressly retain and have the right to exercise all rights, powers and remedies granted to them under the Documents (including, without limitation, the Escrow Agreements), under applicable law and otherwise.

If you are in agreement with the foregoing, please so indicate by signing two copies of this letter in the space set forth below and returning one of such copies to the undersigned, whereupon this letter shall constitute our binding agreement in accordance with the terms and provisions set forth above.

Yours truly,

INAMED CORPORATION            AGREED AND ACKNOWLEDGED
                              THIS DAY OF FEBRUARY, 1997

/s/

Donald K. McGhan
Chairman and President





Exhibit 10.5

No. _____      U.S. _________________

INAMED Corporation 4% CONVERTIBLE DEBENTURE DUE JANUARY 16, 2000

THIS DEBENTURE is one of a duly authorized issue of Debentures of INAMED Corporation, a Florida corporation having a principal place of business at 3800 Howard Hughes Pkwy., Suite 900, Las Vegas, Nevada (the "Company"), designated as its 4% Convertible Debentures Due January 16, 2000 (the "Debentures"), in an aggregate principal amount of up to U.S. $4,200,000.

FOR VALUE RECEIVED, the Company promises to pay to ___________________, or registered assigns (the "Holder"), the principal sum of ____________________________Dollars
(U.S. $__________), on or prior to January 16, 2000 (the
"Maturity Date") and to pay interest to the Holder on the principal sum, at the rate of 4% per annum, payable quarterly, in arrears. Interest shall accrue daily commencing on the Original Issue Date (as defined in Section
6) until payment in full of the principal sum, together with all accrued and unpaid interest, has been made or duly provided for. Interest shall be calculated on the basis of a 360-day year. Interest due and payable hereunder will be paid on each December 31, March 31, June 30 and September 30 (each, an "Interest Due Date"), and at the Maturity Date, to the person in whose name this Debenture (or one or more predecessor Debentures) is registered on the records of the Company regarding registration and transfers of the Debentures (the "Debenture Register") on the first business day prior to the Interest Due Date or the Maturity Date, as the case may be; provided, however, that the Company's obligation to a transferee of this Debenture arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions hereof and of the Convertible Debenture Purchase Agreement, dated as of January 17, 1997, as amended from time to time (the "Purchase Agreement"), executed by the original Holder. All accrued and unpaid interest shall bear interest at the rate of 14% per annum from the Maturity Date or earlier date on which this Debenture is accelerated through and including the date of payment. The principal of, and interest on, this Debenture are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address of the Holder last appearing on the Debenture Register. A transfer of the right to receive principal and interest under this Debenture shall be transferable only through an appropriate entry in the Debenture Register as provided herein.

This Debenture is subject to the following additional provisions:

Section 1.     The Debentures are issuable in
denominations of One Hundred Thousand Dollars (U.S. $100,000) and integral multiples of Fifty Thousand Dollars (U.S.$50,000) in excess thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same, but shall not be issuable in denominations of less than integral multiples of Fifty Thousand Dollars (U.S. $50,000). No service charge will be made for such registration of transfer or exchange.

Section 2. In the event any interest or principal due hereunder is subject to any withholding tax under the income tax or other applicable laws of the United States, the Company will pay to the Holder, in addition to the payments otherwise due hereunder, such additional amount as is necessary to provide that the net amount actually received by the Holder (free and clear of any such withholding tax, whether assessed against the Company or the Holder) will equal the full amount the Holder would have received had such withholding tax not been assessed.

Section 3. This Debenture has been issued subject to certain investment representations of the original Holder set forth in the Purchase Agreement and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), including Regulation D promulgated thereunder. Prior to due presentment to the Company for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture is overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

Section 4.      Events of Default.

"Event of Default", wherever used herein means any one of the following events (whatever the reason and whether it shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

(a) any default in the payment of the principal of or interest on this Debenture as and when the same shall become due and payable either at the Maturity Date, by acceleration or otherwise;

(b) the Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of this Debenture, and such failure or breach shall not have been remedied within 30 days after the date on which notice of such failure or breach shall have been given;

(c) the occurrence of any event or breach or default by the Company under the Purchase Agreement;

(d) the Company or any of its subsidiaries shall commence a voluntary case under the United States Bankruptcy Code as now or hereafter in effect or any successor thereto (the "Bankruptcy Code"); or an involuntary case is commenced against the Company under the Bankruptcy Code and the petition is not controverted within 30 days, or is not dismissed within 60 days after commencement of the case; or a "custodian" (as defined in the Bankruptcy Code) is appointed for, or takes charge of, all or any substantial part of the property of the Company, or the Company commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction, whether now or hereafter in effect relating to the Company, or there is commenced against the Company any such proceeding which remains undismissed for a period of 60 days; or the Company is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Company suffers any appointment of any custodian or the like for it or any substantial part of its property which continues undischarged or unstayed for a period of 60 days; or the Company makes a general assignment for the benefit of creditors; or the Company shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay its debts generally as they become due; or the Company shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts; or the Company shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate or other action is taken by the Company for the purpose of effecting any of the foregoing;

(e)     the Company shall default in any of its
obligations under any mortgage, indenture or instrument, whether such indebtedness now exists or shall hereafter be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

(f) the Company shall have its Common Stock (as defined in Section 6) delisted from the NASDAQ Small Cap Market or other national securities exchange or market on which such Common Stock is listed for trading or suspended from trading thereon, and shall not have its Common Stock relisted or have such suspension lifted, as the case may be, within five days; or

(g) the Company shall be a party to any merger or consolidation or shall dispose of all or substantially all of its assets in one or more transactions, or shall redeem more than a de minimis amount of its outstanding shares of Common Stock.

If any Event of Default occurs and is continuing, and in every such case, then so long as such Event of Default shall then be continuing, the Holder may, by notice to the Company, declare the full principal amount of this Debenture, together with all accrued but unpaid interest to the date of acceleration, to be, whereupon the same shall become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are waived by the Company, notwithstanding anything herein contained to the contrary, and the Holder may, immediately and without expiration of any grace period, enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Such declaration may be rescinded and annulled by Holder at any time prior to payment hereunder. No such rescission or annulment shall affect any subsequent Event of Default or impair any right consequent thereon.

Section 5.     Conversion.

(a) This Debenture shall be convertible into shares of Common Stock at the Conversion Ratio, at the option of the Holder, in whole or in part at any time after the expiration of 60 days after the Original Issue Date. Any conversion under this Section 5(a) shall be of a minimum principal amount of U.S. $50,000 of Debentures. The Holder shall effect conversions by surrendering the Debentures (or such portions thereof to be converted to the Company, together with the form of conversion notice attached hereto as Exhibit A (the "Holder Conversion Notice") in the manner set forth in Section 5(j). Each Holder Conversion Notice shall specify the principal amount of Debentures to be converted and the date on which such conversion is to be effected (the "Holder Conversion Date"). Subject to Section 5(c), each Holder Conversion Notice, once given, shall be irrevocable. If the Holder is converting less than all of the principal amount represented by the Debenture(s) tendered by the Holder with the Holder Conversion Notice, the Company shall promptly deliver to the Holder a new Debenture for such principal amount as has not been converted.

(b) This Debenture shall be convertible into shares of Common Stock at the Conversion Ratio, at the option of the Company, in whole or in part at any time on or after the expiration of one year after the Original Issue Date; provided, however, that the Company is not permitted to deliver a Company Conversion Notice (as defined below) within 10 days of issuing any press release or other public statement relating to such conversion and provided, further, that the shares of Common Stock deliverable on any such conversion shall have been registered for resale in accordance with the Registration Rights Agreement. The Company shall effect such conversion by delivering to the Holder a written notice in the form attached hereto as Exhibit B (the "Company Conversion Notice"), which Company Conversion Notice, once given, shall be irrevocable. Each Company Conversion Notice shall specify the principal amount of Debentures to be converted and the date on which such conversion is to be affected (the "Company Conversion Date"). The Company shall give such Company Conversion Notice in accordance with Section 5(j) below at least two Trading Days before the Company Conversion. Any such conversion shall be effected on a pro rata basis among all holders of Debentures. Upon the conversion of the Debentures pursuant to a Company Conversion Notice, the Holder shall surrender its Debentures at the office of the Company or of any transfer agent for the Debentures or Common Stock. If the Company is converting less than the aggregate principal amount of all Debentures, the Company shall, upon conversion of such Debentures subject to such Company Conversion Notice and receipt of the Debentures surrendered for conversion, deliver to the Holder, and each other such holder of Debentures, a certificate for such principal amount of Debentures as have not been converted. Each of a "Holder Conversion Notice" and a "Company Conversion Notice" is sometimes referred to herein as a "Conversion Notice", and each of a "Holder Conversion Date" and a "Company Conversion Date" is sometimes referred to herein as a "Conversion Date".

(c) Not later than three Trading Days after the Conversion Date, the Company will deliver to the Holder (i) a certificate or certificates which shall be free of restrictive legends and trading restrictions (other than those then required by law), representing the number of shares of Common Stock being acquired upon the conversion of Debentures and (ii) Debentures in principal amount equal to the principal amount of Debentures not converted; provided, however that the Company shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon conversion of any Debentures, until Debentures are either delivered for conversion to the Company or any transfer agent for the Debentures or Common Stock, or the Holder notifies the Company that such Debentures have been lost, stolen or destroyed and provides a bond (or other adequate security reasonably acceptable to the Company) satisfactory to the Company to indemnify the Company from any loss incurred by it in connection therewith. The Company shall, upon request of the Holder, use its best efforts to deliver any certificate or certificates required to be delivered by the Company under this Section 5(c) electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions. In the case of a conversion pursuant to a Holder Conversion Notice, if such certificate or certificates are not delivered by the date required under this Section 5(c), the Holder shall be entitled by written notice to the Company at any time on or before its receipt of such certificate or certificates thereafter, to rescind such conversion, in which event the Company shall immediately return the Debentures tendered for conversion.

(d) (i) The conversion price ("Conversion Price") for each Debenture in effect on any Conversion Date shall be the lesser of X OR Y: where X is the greater of (a) [ $F ] or
(b) [ C ] / [ ( { C / F } + 1.33 ) / 2 ] (where C = the
average Per Share Market Value for the five (5) Trading Days immediately preceding the Conversion Date and F = the average Per Share Market Value for the five (5) Trading Days immediately preceding the Original Issue Date ("Initial Conversion Price")); and Y = 85 % of the average Per Share Market Value for the five (5) Trading Days immediately preceding the Conversion Date; provided, however, if the registration statement to be filed by the Company in accordance with the Registration Rights Agreement is not declared effective by the Commission for any reason by the Effectiveness Date (as defined in the Registration Rights Agreement), then for each of the first two months after such Effectiveness Date that such registration statement shall not have been so declared effective, the conversion price as computed above shall be decreased by 3% (i.e., 3% at the end of the first such month and 6% at the end of the second such month). The provisions of this section are not exclusive and shall in no way limit the Company's obligations under
Section 5 of the Registration Rights Agreement. For purposes of this Section the "Closing Price" on any Trading Day shall mean the last reported closing price of the Common Stock of the Company on such day on the principal national securities exchange on which the Common Stock is listed or, if the Common Stock is not so listed, the last reported bid price of the Common Stock as reported on The NASDAQ National Market or the NASDAQ Small Cap Market, as applicable, on such date or, if the Common Stock is neither so listed nor so reported, the last reported bid price of the Common Stock as quoted by a registered broker-dealer for which such quotes are available on such date.

(ii) If the Company, at any time while any Debentures are outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Junior Securities payable in shares of its capital stock (whether payable in shares of its Common Stock or of capital stock of any class), (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or
(d) issue by reclassification of shares of Common Stock any shares of capital stock of the Company, the Initial Conversion Price designated in Section 5(d)(i) shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock of the Company outstanding before such event and of which the denominator shall be the number of shares of Common Stock outstanding after such event. Any adjustment made pursuant to this Section 5(d)(ii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or re-classification.

(iii)     If the Company, at any time while any
Debentures are outstanding, shall issue rights or warrants to all holders of Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Per Share Market Value of Common Stock at the record date mentioned below, the Initial Conversion Price designated in Section 5(d)(i) shall be multiplied by a fraction, of which the denominator shall be the number of shares of Common Stock (excluding treasury shares, if any) outstanding on the date of issuance of such rights or warrants plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the numerator shall be the number of shares of Common Stock (excluding treasury shares, if any) outstanding on the date of issuance of such rights or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such Per Share Market Value. Such adjustment shall be made whenever such rights or warrants are issued, and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants. However, upon the expiration of any right or warrant to purchase Common Stock, the issuance of which resulted in an adjustment in the Initial Conversion Price designated in
Section 5(d)(i) pursuant to this Section 5(d)(iii), if any such right or warrant shall expire and shall not have been exercised, the Initial Conversion Price designated in
Section 5(d)(i) shall immediately upon such expiration be recomputed and, effective immediately upon such expiration, be increased to the price which it would have been (but reflecting any other adjustments in the Initial Conversion Price made pursuant to the provisions of this Section 5 after the issuance of such rights or warrants) had the adjustment of the Initial Conversion Price made upon the issuance of such rights or warrants been made on the basis of offering for subscription or purchase only that number of shares of Common Stock actually purchased upon the exercise of such rights or warrants actually exercised.

(iv) If the Company, at any time while Debentures are outstanding, shall distribute to all holders of Common Stock (and not to holders of Debentures) evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security (excluding those referred to in Section 5(d)(iii) above) then in each such case the Initial Conversion Price at which each Debenture shall thereafter be convertible shall be determined by multiplying the Initial Conversion Price in effect immediately prior to the record date fixed for determination of stockholders entitled to receive such distribution by a fraction of which the denominator shall be the Per Share Market Value of Common Stock determined as of the record date mentioned above, and of which the numerator shall be such Per Share Market Value of the Common Stock on such record date, less the then fair market value at such record date of the portion of such assets or evidence of indebtedness so distributed applicable to one outstanding share of Common Stock as determined by the Board of Directors in good faith, provided, however that in the event of a distribution exceeding ten percent (10%) of the net assets of the Company, such fair market value shall be determined by a nationally recognized or major regional investment banking firm or firm of independent certified public accountants of recognized standing (which may be the firm that regularly examines the financial statements of the Company) (an "Appraiser") selected in good faith by the holders of a majority of the principal amount of the Debentures then outstanding; and provided, further that the Company, after receipt of the determination by such Appraiser, shall have the right to select an additional Appraiser, in which case the fair market value shall be equal to the average of the determinations by each such Appraiser. In either case the adjustments shall be described in a statement provided to the Holder and all other holders of Debentures of the portion of assets or evidences of indebtedness so distributed or such subscription rights applicable to one share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date mentioned above.

(v) All calculations under this Section 5 shall be made to the nearest cent or the nearest 1/100th of a share, as the case may be.

(vi) Whenever the Initial Conversion Price is adjusted pursuant to Section 5(d)(ii), (iii), (iv) or (v), the
Company shall promptly mail to the Holder and to each other holder of Debentures, a notice setting forth the Initial
Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment.

(vii) In case of any reclassification of the Common Stock, any consolidation or merger of the Company with or into another person, the sale or transfer of all or substantially all of the assets of the Company or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property, then each holder of Debentures then outstanding shall have the right thereafter to convert such Debentures only into the shares of stock and other securities and property receivable upon or deemed to be held by holders of Common Stock following such reclassification consolidation, merger, sale, transfer or share exchange, and the Holder shall be entitled upon such event to receive such amount of securities or property as the shares of the Common Stock into which such Debentures could have been converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange would have been entitled. The terms of any such consolidation, merger, sale, transfer or share exchange shall include such terms so as to continue to give to the Holder the right to receive the securities or property set forth in this Section 5(d)(vii) upon any conversion following such consolidation, merger, sale, transfer or share exchange. This provision shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

(viii)  If:

(A) the Company shall declare a dividend (or any other distribution) on its Common Stock; or

(B) the Company shall declare a special nonrecurring cash dividend on or a redemption of its Common Stock; or

(C) the Company shall authorize the granting to all holders of the Common Stock rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any rights; or

(D) the approval of any stockholders of the Company shall be required in connection with any reclassification of the Common Stock of the Company (other than a subdivision or combination of the outstanding shares of Common Stock), any consolidation or merger to which the Company is a party, any sale or transfer of all or substantially all of the assets of the Company, or any compulsory share exchange whereby the Common Stock is converted into other securities, cash or property; or

(E) the Company shall authorize the voluntary or involuntary dissolution liquidation or winding-up of the affairs of the Company;

then the Company shall cause to be filed at each office or agency maintained for the purpose of conversion of Debentures, and shall cause to be mailed to the Holder and each other holder of Debentures at their last addresses as it shall appear upon the Debenture Register, at least 30 calendar days prior to the applicable record or effective date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, redemption, rights or warrants, or if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distributions, redemption, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, share exchange, dissolution, liquidation or winding-up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, share exchange, dissolution, liquidation or winding-up; provided, however, that the failure to mail such notice or any defect therein or in the mailing thereof shall not affect the validity of the corporate action required to be specified in such notice.

(e) If at any time conditions shall arise by reason of action taken by the Company which in the opinion of the Board of Directors are not adequately covered by the other provisions hereof and which might materially and adversely affect the rights of the Holder and all other holders of Debentures (different than or distinguished from the effect generally on rights of holders of any class of the Company's capital stock), or if at any time any such conditions are expected to arise by reason of any action contemplated by the Company, the Company shall, at least 30 calendar days prior to the effective date of such action, mail a written notice to each holder of Debentures briefly describing the action contemplated and the material adverse effects of such action on the rights of such holders and an Appraiser selected by the holders of majority in principal amount of the outstanding Debentures shall give its opinion as to the adjustment, if any (not inconsistent with the standards established in this Section 5), of the Conversion Price (including, if necessary, any adjustment as to the securities into which Debentures may thereafter be convertible) and any distribution which is or would be required to preserve without diluting the rights of the holders of Debentures; provided, however, that the Company, after receipt of the determination by such Appraiser, shall have the right to select an additional Appraiser, in which case the adjustment shall be equal to the average of the adjustments recommended by each such Appraiser. The Board of Directors shall make the adjustment recommended forthwith upon the receipt of such opinion or opinions or the taking of any such action contemplated, as the case may be; provided, however, that no such adjustment of the Conversion Price shall be made which in the opinion of the Appraiser(s) giving the aforesaid opinion or opinions would result in an increase of the Conversion Price to more than the Conversion Price then in effect.

(f) The Company covenants that it will at all times reserve and keep available out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of Debentures as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the holders of Debentures, such number of shares of Common Stock as shall be issuable (taking into account the adjustments and restrictions of Section 5(b) and Section 5(d) hereof) upon the conversion of the aggregate principal amount of all outstanding Debentures. The Company covenants that all shares of Common Stock that shall be so issuable shall, upon issue, be duly and validly authorized, issued and fully paid and nonassessable.

(g) Upon a conversion hereunder the Company shall not be required to issue stock certificates representing fractions of shares of Common Stock, but may if otherwise permitted, make a cash payment in respect of any final fraction of a share based on the Per Share Market Value at such time. If the Company elects not to, or is unable to, make such a cash payment, the Holder shall be entitled to receive, in lieu of the final fraction of a share, one whole share of Common Stock.

(h) The issuance of certificates for shares of Common Stock on conversion of Debentures shall be made without charge to the Holder for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such certificate, provided that the Company shall not be required to pay any tax that may be payable in respect of any transfer involved in the issuance and delivery of any such certificate upon conversion in a name other than that of the Holder and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requiring the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

(i) Debentures converted into Common Stock shall be canceled.

(j) Each Holder Conversion Notice shall be given by facsimile and by mail, postage prepaid, addressed to the Chief Financial Officer of the Company at the facsimile telephone number and address of the principal place of business of the Company. Each Company Conversion Notice shall be given by facsimile and by mail, postage prepaid, addressed to each holder of Debentures at the facsimile telephone number and address of such holder appearing on the books of the Company or provided to the Company by such holder for the purpose of such Company Conversion Notice, or if no such facsimile telephone number or address appears or is so provided, at the principal place of business of the holder. Any such notice shall be deemed given and effective upon the earliest to occur of (i) receipt of such facsimile at the facsimile telephone number specified in this Section 5(j), (ii) five days after deposit in the United States mails, or (iii) upon actual receipt by the party to whom such notice is required to be given.

Section 6.       Definitions.  For the purposes hereof,
the following terms shall have the following meanings:

"Business Day" means any day of the year on which commercial banks are not required or authorized to be closed in New
York City.

"Common Stock" means shares now or hereafter authorized of the class of Common Stock, $.01 par value, of the Company and stock of any other class into which such shares may hereafter have been reclassified or changed.

"Conversion Ratio" means, at any time, a fraction of which the numerator is the principal amount represented by any Debenture plus accrued but unpaid interest, and of which the denominator is the Conversion Price at such time.

"Junior Securities" means the Common Stock, all other equity securities of the Company, and all other debt that is subordinated to the Convertible Debentures by its terms.

"Original Issue Date" shall mean the date of the first issuance of this Debenture regardless of the number transfers hereof.

"Per Share Market Value" means on any particular date (a) the last sale price per share of the Common Stock on such date on The NASDAQ Small Cap Market or other stock exchange on which the Common Stock has been listed or if there is no such price on such date, then the last price on such exchange on the date nearest preceding such date, or (b) if the Common Stock is not listed on The NASDAQ Small Cap
Market or any stock exchange, the average of the bid and asked price for a share of Common Stock in the over-the-counter market, as reported by the NASDAQ Stock Market at the close of business on such date, or (c) if the Common
Stock is not quoted on the NASDAQ Stock Market, the average of the bid and asked price for a share of Common Stock in the over-the-counter market as reported by the National
Quotation Bureau Incorporated (or similar organization or agency succeeding to its functions of reporting prices), or
(d) if the Common Stock is no longer publicly traded, the fair market value of a share of Common Stock as determined by an Appraiser (as defined in Section 5(d)(iv) above) selected in good faith by the holders of a majority of principal amount of outstanding Debentures; provided, however, that the Company, after receipt of the determination by such Appraiser, shall have the right to select an additional Appraiser, in which case, the fair market value shall be equal to the average of the determinations by each such Appraiser.

"Person" means a corporation, an association, a partnership, organization, a business, an individual, a government or political subdivision thereof or a governmental agency.

"Trading Day" means (a) a day on which the Common Stock is traded on The NASDAQ Small Cap Market or principal stock exchange on which the Common Stock has been listed, or (b) if the Common Stock is not listed on The NASDAQ Small Cap
Market or any stock exchange, a day on which the Common
Stock is traded in the over-the-counter market, as reported by the NASDAQ Stock Market, or (c) if the Common Stock is not quoted on the NASDAQ Stock Market, a day on which the Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices).

Section 7. Except as expressly provided herein, no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture is a direct obligation of the Company. This Debenture ranks pari passu with all other Debentures now or hereafter issued under the terms set forth herein. The Company may not prepay any portion of the outstanding principal amount on the Debentures.

Section 8. This Debenture shall not entitle the Holder to any of the rights of a stockholder of the Company, including without limitation, the right to vote, to receive dividends and other distributions, or to receive any notice of, or to attend, meetings of stockholders or any other proceedings of the Company, unless and to the extent converted into shares of Common Stock in accordance with the terms hereof.

Section 9. If this Debenture shall be mutilated, lost, stolen or destroyed, the Company shall execute and deliver, in exchange and substitution for and upon cancellation of a mutilated Debenture, or in lieu of or in substitution for a lost, stolen or destroyed debenture, a new Debenture for the principal amount of this Debenture so mutilated, lost, stolen or destroyed but only upon receipt of evidence of such loss, theft or destruction of such Debenture, and of the ownership hereof and indemnity, if requested, all reasonably satisfactory to the Company.

Section 10.    This Debenture shall be governed by and
construed in accordance with the laws of the State of New
York, without giving effect to conflict of laws thereof.

Section 11. All notices or other communications hereunder shall be given, and shall be deemed duly given and received, if given in the manner set forth in Section 5(j).

Section 12. Any waiver by the Company or the Holder or a breach of any provision of this Debenture shall not operate as nor be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Debenture. The failure of the Company or the Holder to insist upon strict adherence to any term of this Debenture on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Debenture. Any waiver must be in writing.

Section 13.    If any provision of this Debenture is
invalid, illegal or unenforceable, the balance of this Debenture shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

Section 14. Whenever any payment or other obligation hereunder shall be due on a day other than a Business Day, such payment shall be made on the next succeeding Business
Day (or, if such next succeeding Business Day falls in the next calendar month, the preceding Business Day in the appropriate calendar month).

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized as of the date first above indicated.

                              INAMED CORPORATION


Attest:
                              Name:  Donald K. McGhan
                              Title:  Chairman and Chief
                                      Executive Officer
EXHIBIT A



NOTICE OF CONVERSION
AT THE ELECTION OF HOLDER

(To be Executed by the Registered Holder in order to Convert the Debenture)

The undersigned hereby irrevocably elects to convert the above Debenture No. ____ into shares of Common Stock, par value U.S. $.01 per share (the "Common Stock"), of INAMED Corporation (the "Company") according to the conditions hereof as of the date written below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates and opinions as reasonably requested by the Company in accordance therewith. No fee will be charged to the Holder for any conversion, except for such transfer taxes, if any.


Conversion calculations:
                         Date to Effect Conversion



                         Principal Amount of Debentures to be Converted



                         Applicable Conversion Price



                         Signature



                         Name



                         Address

EXHIBIT B

INAMED Corporation

NOTICE OF CONVERSION
AT THE ELECTION OF THE COMPANY


The undersigned in the name and on behalf of INAMED Corporation (the "Company") hereby notifies the addressee hereof that the Company hereby elects to exercise its right to convert the above Debenture No. _____ into shares of Common Stock, $.01 par value per share (the "Common Stock"), of the Company according to the conditions hereof, as of the date written below. No fee will be charged to the Holder for any conversion hereunder, except for such transfer taxes, if any, which may be incurred by the Company if shares are to be issued in the name of a person other than the person to whom this notice is addressed.


Conversion calculations:
                         Date to Effect Conversion



                         Principal Amount of Debentures to be Converted



                         Applicable Conversion Price



                         Signature



                         Name



                         Address






Exhibit 10.6

REGISTRATION RIGHTS AGREEMENT

This Registration Rights Agreement (this
Agreement), is made and entered into as of [     , 1997], by
and among [                  ], a Delaware limited
partnership ("Purchaser"), and INAMED Corporation, a Florida corporation (the "Company").

This Agreement is made pursuant to the Regulation
D 4% Convertible Debenture Purchase Agreement, dated [     , 1997],
by and among [                   ] and the Company
(the "Purchase Agreement").

The Company and [                 ] hereby agree
as follows:

1.   Definitions

Capitalized terms used and not otherwise defined herein shall have the meanings given such terms in the Purchase Agreement. As used in this Agreement, the following terms shall have the following meanings:

"Advice" shall have meaning set forth in Section 4(o).

"Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls or is controlled by or under common control with such Person. For the purposes of this definition, "control," when used with respect to any Person, means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms of "affiliated," "controlling" and "controlled" have meanings correlative to the foregoing.

"Blackout" shall have the meaning set forth in Section 3(b).

"Business Day" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the state of New York generally are authorized or required by law or other government actions to close.

"Commission" means the Securities and Exchange Commission.

"Common Stock" means the Company's Common Stock,
$.01 par value per share.

"Debentures" means the 4% Convertible Debentures
purchased by [                      ] pursuant to the
Purchase Agreement.

"Effectiveness Date" means the 60th day following the date of this Agreement.

"Effectiveness Period" shall have the meaning set forth in Section 2(a).

"Event" shall have the meaning set forth in Section 5.

"Event Date" shall have the meaning set forth in Section 5.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Filing Date" means the 14th day following the date of this Agreement.

"Holder" or "Holders" means the holder or holders, as the case may be, from time to time of Registrable Securities.

"Indemnified Party" shall have the meaning set forth in Section 7(c).

"Indemnifying Party" shall have the meaning set forth in Section 7(c).

"Losses" shall have the meaning set forth in Section 7(a).

"New York Courts" shall have the meaning set forth in Section 9(i).

"Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or political subdivision thereof) or other entity of any kind.

"Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceed-ing, such as a deposition), whether commenced or threatened.

"Prospectus" means the prospectus included in the Registration Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under to the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

"Registrable Securities" means the shares of Common Stock into which the Debentures purchased by [] pursuant to the Purchase Agreement are convertible pursuant to the Purchase Agreement and the terms of the Debentures.

"Registration Statement" means the registration statement, contemplated by Section 2(a), including the Prospectus, amendments and supplements to such registration statement or Prospectus, including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

"Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 144A" means Rule 144A promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 158" means Rule 158 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Rule 415" means Rule 415 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

"Securities Act" means the Securities Act of 1933, as amended.

"Special Counsel" means any special counsel to the Holders, for which the Holders will be reimbursed by the Company pursuant to Section 6.

"Underwritten registration or underwritten offering" means a registration in connection with which securities of the Com-pany are sold to an underwriter for reoffering to the public pursuant to an effective registration statement.

2.   Shelf Registration

(a) On or prior to the Filing Date, the Company shall prepare and file with the Commission a "shelf" Registration Statement covering all Registrable Securi-ties (which Registrable Securities shall include no less than 1,300,000 shares of Common Stock or such other number of shares agreed to by the parties to the Purchase Agreement) for an offering to be made on a continuous basis pursuant to Rule 415. The Registration Statement shall be on Form S-3 or another appropriate form permitting registration of Registrable Securities for resale by the Holders in the manner or manners designated by them (including, without limitation, public or private sales and one or more underwritten offerings). The Company shall (i) not permit any securities other than the Registrable Securities to be included in the Registration Statement and (ii) use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof, but in any event prior to the Effectiveness Date, and to keep such Registration Statement continuously effec-tive under the Securities Act until the date which is three years after the date of this Agreement or such earlier date when all Registrable Securities covered by such Registration Statement have been sold or may be sold without restriction or limitation pursuant to Rule 144 as determined by the counsel to the Company pursuant to a written opinion letter, addressed to the Holders, to such effect (the "Effectiveness Period"); provided, however, that the Company shall not be deemed to have used its best efforts to keep the Registration Statement effective during the Effectiveness Period if it voluntarily takes any action that would result in the Holders not being able to sell the Registrable Securities covered by such Registration Statement during the Effectiveness Period, unless such action is required under applicable law or the Company has filed a post-effective amendment to the Registration Statement and the Commission has not declared it effective or except as otherwise permitted by Section 3(a).

(b) If the Holders of Debentures representing a majority of the Registrable Securities so elect, an offering of Registrable Securities pur-suant to the Registration Statement may be effected in the form of an underwritten offering. In such event, and if the man-aging underwriters advise the Company and such Holders in writing that in their opinion the amount of Registrable Securities proposed to be sold in such offering exceeds the amount of Registrable Securities which can be sold in such offering, there shall be included in such underwritten offering the amount of such Registrable Securities which in the opinion of such managing underwriters can be sold, and such amount shall be allocated pro rata among the Holders proposing to sell Registrable Securities in such underwritten offering.

(c) If any of the Registrable Securities are to be sold in an underwritten offering, the investment banker or investment bankers and manager or managers that will administer the offering will be selected by the Holders of a majority of the Registrable Securities included in such offering, to be reasonably acceptable to the Company. No Holder may participate in any underwritten offering hereunder unless such Person (i) agrees to sell its Registrable Securities on the basis provided in any underwriting agreements approved by the Persons entitled hereunder to approve such arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such arrangements.

3.   Hold-Back Agreements

(a)  Restrictions on Public Sale by the Holders.
Subject to paragraph (b) of this Section 3, the Company hereby understands and agrees that the registration rights
of [                             ] pursuant to this
Agreement and its ability to offer and sell Registrable Securi-ties pursuant to the Registration Statement are limited by the provisions of the immediately following sentence. If the Company determines in its good faith judgment that the filing of the Registration Statement in accordance with Section 2 or the use of any Prospectus would require the disclosure of material information which would impede the Company's ability to consummate a significant transaction, upon written notice of such determination by
the Company, the rights of [                             ]
to offer, sell or distribute any Registrable Securities pursu-ant to the Registration Statement or to require the Company to take action with respect to the registration or sale of any Registrable Securities pursuant to the Registration Statement (including any action contemplated by Section 4) will for up to 60 days in any 12-month period be suspended until the date upon which the Company notifies the Holders in writing that suspension of such rights for the grounds set forth in this Section 3(a) is no longer necessary.

(b) Limitation on Blackouts. Notwithstanding anything contained herein to the contrary, the aggregate number of days (whether or not consecu-tive) during which the Company may delay the effectiveness of the Registration Statement or prevent offerings, sales or dis-tributions by [ ] pursuant to paragraph (a) above or the last paragraph of
Section 4 (collectively, a "Blackout") shall in no event exceed 90 days during any 12-month period and no Blackout may continue after the initial twelve-month period in which such suspension has occurred.

4.   Registration Procedures

In connection with the Company's registration obligations hereunder, the Company shall:

(a) Prepare and file with the Commission within the time period set forth in Section 2 a Registration Statement on Form S-3 in accordance with the method or methods of distribution thereof as specified by the Holders, and cause the Registration Statement to become effective and remain effective as provided herein; provided, however, that not less than 5 Business Days prior to the filing of the Registration Statement or any related Prospectus or any amendment or supplement thereto (including any document that would be incorporated or deemed to be incorporated therein by reference), the Company shall (i) furnish to the Holders, their Special Counsel and any managing underwriters, copies of all such documents proposed to be filed, which documents (other than those incorporated or deemed to be incorporated by reference) will be subject to the review of such Holders, their Special Counsel and such managing underwriters, and
(ii) cause its officers and directors, counsel and independent certified public accountants to respond to such inquiries as shall be necessary, in the opinion of respective counsel to such Holders and such underwriters, to conduct a reasonable investigation within the meaning of the Securities Act. The Company shall not file the Registration Statement or any such Prospectus or any amendments or supplements thereto to which the Holders of a majority of the Registrable Securities, their Special Counsel, or any managing underwriters, shall reasonably object on a timely basis.

(b) (i) Prepare and file with the Commission such amendments, including post-effective amendments, to the Registration Statement as may be necessary to keep the Registration Statement continuously effective for the applicable time period; (ii) cause the related Prospectus to be amended or supplemented by any required Prospectus supplement, and as so supplemented or amended to be filed pursuant to Rule 424 (or any similar provisions then in force) promulgated under the Securities Act; (iii) respond as promptly as practicable to any comments received from the Commission with respect to the Registration Statement or any amendment thereto; and (iv) comply with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Securities covered by the Registration Statement during the applicable period in accordance with the intended methods of disposition by the Holders thereof set forth in the Registration Statement as so amended or in such Prospectus as so supplemented.

(c) Notify the Holders of Registrable Securities to be sold, their Special Counsel and any managing underwriters immediately (and, in the case of (i)(A) below, not less than 5 days prior to such filing) and (if requested by any such Person) confirm such notice in writing no later than one Business Day following the day (i)(A) when a Prospectus or any Prospectus supplement or post-effective; amendment to the Registration Statement is proposed to be filed and, (B) with respect to the Registration Statement or any post-effective amendment, when the same has become effective; (ii) of any request by the Commission or any other Federal or state governmental authority for amendments or supplements to the Registration Statement or Prospectus or for additional information; (iii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement covering any or all of the Registrable Securities or the initiation of any Proceedings for that purpose; (iv) if at any time any of the representations and warranties of the Company contained in any agreement (including any underwriting agreement) contemplated hereby ceases to be true and correct in all material respects; (v) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction, or the initiation or threatening of any Proceeding for such purpose; and (vi) of the occurrence of any event that makes any statement made in the Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires any revisions to the Registration Statement, Prospectus or other documents so that, in the case of the Registration Statement or the Prospectus, as the case may be, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

(d) Use its best efforts to avoid the issuance of, or, if issued, obtain the withdrawal of (i) any order suspending the effectiveness of the Registration Statement or (ii) any suspension of the qualification (or exemption from qualification) of any of the Registrable Securities for sale in any jurisdiction, at the earliest practicable moment.

(e) If requested by any managing underwriter or the Holders of a majority of the Registrable Securities to be sold in connection with an underwritten offering, (i) promptly incorporate in a Prospectus supplement or post-effective amendment to the Registration Statement such information as such managing underwriters and such Holders reasonably agree should be included therein and (ii) make all required filings of such Prospectus supplement or such post-effective amendment as soon as practicable after the Company has received notification of the matters to be incorporated in such Prospectus supplement or post-effective amendment; provided, however, that the Company shall not be required to take any action pursuant to this Section 4(e) that would, in the opinion of counsel for the Company, violate applicable law.

(f) Furnish to each Holder, their Special Counsel and any managing underwriters, without charge, at least one complete copy of each Registration Statement and each amendment thereto, including financial statements and schedules, all documents incorporated or deemed to be incorporated therein by reference, and all exhibits to the extent requested by such Person (including those previously furnished or incorporated by reference) promptly after the filing of such documents with the Commission.

(g)  Promptly deliver to each Holder, their
Special Counsel, and any underwriters, without charge, as many copies of the Prospectus or Prospectuses (including each form of prospectus) and each amendment or supplement thereto as such Persons may reasonably request; and the Company hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling
Holders and any underwriters in connection with the offering and sale of the Registrable Securities covered by such Prospectus and any amendment or supplement thereto.

(h)  Prior to any public offering of Registrable
Securities, use its best efforts to register or qualify or cooperate with the selling Holders, any underwriters and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable Securities for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any Holder or underwriter requests in writing, to keep each such registration or qualification (or exemption therefrom) effective during the Effectiveness Period and to do any and all other acts or things necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by a Registration Statement; provided, however, that the Company shall not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or subject the Company to any material tax in any such jurisdiction where it is not then so subject.

(i) Cooperate with the Holders and any managing underwriters to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold, which certificates shall be free of all restrictive legends, and to enable such Registrable Securities to be in such denominations and registered in such names as any such managing underwriters or Holders may request at least two Business Days prior to any sale of Registrable Securities.

(j) Upon the occurrence of any event contemplated by Section 4(c)(vi), as promptly as practicable, prepare a supplement or amendment, including a post-effective amendment, to the Registration Statement or a supplement to the related Prospectus or any document incorporated or deemed to be incorporated therein by reference, and file any other required document so that, as thereafter delivered, neither the Registration Statement nor such Prospectus will contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

(k)  Use its best efforts to cause all Registrable
Securities relating to such Registration Statement to be listed on the NASDAQ Small Cap Market or any other securities exchange, market or over-the-counter bulletin board, if any, on which similar securities issued by the Company are then listed.

(l) Enter into such agreements (including an underwriting agreement in form, scope and substance as is customary in underwritten offerings) and take all other customary actions in connection therewith (including those reasonably requested by any managing underwriters and the Holders of a majority of the Registrable Securities being sold) in order to expedite or facilitate the disposition of such Registrable Securities, and whether or not an underwriting agreement is entered into, (i) make such representations and warranties to such Holders and such underwriters as are customarily made by issuers to underwriters in underwritten public offerings, and confirm the same if and when requested; (ii) obtain and deliver copies thereof to each Holder and the managing underwriters, if any, of opinions of counsel to the Company and updates thereof addressed to each selling Holder and each such underwriter, in form, scope and substance reasonably satisfactory to any such managing underwriters and Special
Counsel to the selling Holders covering the matters customarily covered in opinions requested in underwritten offerings and such other matters as may be reasonably requested by such Special Counsel and underwriters; (iii) immediately prior to the effectiveness of the Registration
Statement, and, in the case of an underwritten offering, at the time of delivery of any Registrable Securities sold pursuant thereto, obtain and deliver copies to the Holders and the managing underwriters, if any, of "cold comfort" letters and updates thereof from the independent certified public accountants of the Company (and, if necessary, any other independent certified public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data is, or is required to be, included in the Registration
Statement), addressed to each selling Holder and each of the underwriters, if any, in form and substance as are customary in connection with underwritten offerings; (iv) if an underwriting agreement is entered into, the same shall contain indemnification provisions and procedures no less favorable to the selling Holders and the underwriters, if any, than those set forth in Section 7 (or such other provisions and procedures acceptable to the managing underwriters, if any, and holders of a majority of Registrable Securities participating in such underwritten offering; and (v) deliver such documents and certificates as may be reasonably requested by the Holders of a majority of the Registrable Securities being sold, their Special Counsel and any managing underwriters to evidence the continued validity of the representations and warranties made pursuant to clause 4(l)(i) above and to evidence compliance with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

(m)  Make available for inspection by the selling
Holders, any representative of such Holders, any underwriter participating in any disposition of Registrable
Securities, and any attorney or accountant retained by such selling Holders or underwriters, at the offices where normally kept, during reasonable business hours, all financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries, and cause the officers, directors, agents and employees of the Company and its subsidiaries to supply all information in each case requested by any such Holder, representative, underwriter, attorney or accountant in connection with the Registration Statement; provided, however, that any information that is determined in good faith by the Company in writing to be of a confidential nature at the time of delivery of such information shall be kept confidential by such Persons, unless (i) disclosure of such information is required by court or administrative order or is necessary to respond to inquiries of regulatory authorities; (ii) disclosure of such information, in the opinion of counsel to such Person, is required by law; (iii) such information becomes generally available to the public other than as a result of a disclosure or failure to safeguard by such Person; or (iv) such information becomes available to such Person from a source other than the Company and such source is not known by such Person to be bound by a confidentiality agreement.

(n)  Comply with all applicable rules and
regulations of the Commission and make generally available to its security-holders earning statements satisfying the provisions of Section 11(a) of the Securities Act and Rule 158 not later than 45 days after the end of any 12-month period (or 90 days after the end of any 12-month period if such period is a fiscal year) (i) commencing at the end of any fiscal quarter in which Registrable Securities are sold to underwriters in a firm commitment or best efforts underwritten offering and (ii) if not sold to underwriters in such an offering, commencing on the first day of the first fiscal quarter of the Company after the effective date of the Registration Statement, which statement shall cover said 12-month period, or such shorter periods as is consistent with the requirements of Rule 158.

(o)  Provide a CUSIP number for all Registrable
Securities, not later than the effective date of the Registration Statement.

The Company may require each selling Holder to furnish to the Company such information regarding the distribution of such Registrable Securities as is required by law to be disclosed in the Registration Statement and the Company may exclude from such registration the Registrable Securities of any such Holder who unreasonably fails to furnish such information within a reasonable time after receiving such request.

If the Registration Statement refers to any Holder by name or otherwise as the holder of any securities of the Company, then such Holder shall have the right to require
(i) the inclusion therein of language, in form and substance reasonably satisfactory to such Holder, to the effect that the ownership by such Holder of such securities is not to be construed as a recommendation by such Holder of the investment quality of the Company's securities covered thereby and that such ownership does not imply that such Holder will assist in meeting any future financial requirements of the Company, or (ii) if such reference to such Holder by name or otherwise is not required by the Securities Act or any similar Federal statute then in force, the deletion of the reference to such Holder in any amendment or supplement to the Registration Statement filed or prepared subsequent to the time that such reference ceases to be required.

[                             ] covenants and
agrees that (i) it will not offer or sell any Registrable Securities under the Registration Statement until it has received copies of the Prospectus as then amended or supplemented as contemplated in Section 4(g) and notice from the Company that such Registration Statement and any post-effective amendments thereto have become effective as
contemplated by Section 4(c) and (ii) [      ] and its officers,
directors or Affiliates, if any, will
comply with the prospectus delivery requirements of the Securities Act as applicable to them in connection with sales of Registrable Securities pursuant to the Registration Statement.

Each Holder agrees by its acquisition of such Registrable Securities that, upon receipt of a notice from the Company of the occurrence of any event of the kind described in Section 4(c)(ii), 4(c)(iii), 4(c)(iv), 4(c)(v) or 4(c)(vi), such Holder will forthwith discon-tinue disposition of such Registrable Securities pursuant to the Registration Statement until such Holder's receipt of the copies of the supplemented Prospectus and/or amended Registration Statement contemplated by Section 4(j), or until it is advised in writing (the "Advice") by the Company that the use of the applicable Pro-spectus may be resumed, and, in either case, has received copies of any additional or supplemental filings that are incorporated or deemed to be incorporated by reference in such Prospectus or Registration Statement.

5. Liquidated Damages. The Company acknowledges and agrees that the Holders will suffer damages, and that it would not be feasible to ascertain the extent of such damages with precision, if the Company fails to fulfill its obligations hereunder and (a) a Registration Statement is not filed with the Commission on or prior to the Filing Date, (b) a Registration Statement is not declared effective by the Commission on or prior to the Effectiveness Date or
(c) a Registration Statement is filed and declared effective but thereafter ceases to be effective at any time during the Effectiveness Period without being succeeded within 30 days by a subsequent Registration Statement filed with and declared effective by the Commission (any such failure being hereinafter referred to as an "Event", and for purposes of clauses (a) and (b) the date on which such Event occurs, or for purposes of clause (c) the date on which such 30-day limit is exceeded, being hereinafter referred to as an "Event Date").

Upon the occurrence of an Event, the Company agrees to decrease the Conversion Price applicable to a conversion of Debentures in accordance with the terms of the Debentures by three percent (3%) per month for each of the first two months after each Event Date. Commencing on the third month after an Event Date, the three percent (3%) monthly penalty shall be paid to the Holder in cash. Such adjustment to the Conversion Price and/or payment in cash, as the case may be, shall be paid as liquidated damages, and not as a penalty, to each Holder; provided, that such liquidated damages will, in each case, cease to accrue (subject to the occurrence of another Event) on the date in which the applicable Registration Statement is no longer subject to an order suspending the effectiveness thereof or Proceedings relating thereto or a subsequent Shelf Registration is declared effective.

The Company shall notify each Holder within five
(5) days of each Event and Event Date. The Company shall pay the liquidated damage due on the Registrable Securities to each Holder of record as at the Event Date on the first Business Day of each month in which such liquidated damages shall accrue by check delivered to the address for notice of such Holder set forth herein.

6.   Registration Expenses

(a) All fees and expenses incident to the performance of or compliance with this Agreement by the Company shall be borne by the Company whether or not the Registration Statement is filed or becomes effective and whether or not any Registrable Securities are sold pursuant to the Registration Statement. The fees and expenses referred to in the foregoing sentence shall include, without limitation, (i) all registration and filing fees
(including, without limitation, fees and expenses (A) with respect to filings required to be made with the National Associa-tion of Securities Dealers, Inc. and (B) in compliance with state securities or Blue Sky laws (including, without limitation, fees and disbursements of counsel for the underwriters or Holders in connection with Blue Sky qualifications of the Registrable Securities and determination of the eligibility of the Registrable Securities for investment under the laws of such jurisdictions as the managing underwriters, if any, or Holders of a majority of Registrable Securities may designate)), (ii) printing expenses (including, without limita-tion, expenses of printing certificates for Registrable Securi-ties and of printing prospectuses if the printing of prospectuses is requested by the managing underwriters, if any, or by the holders of a majority of the Registrable Securities included in the Registration Statement), (iii) messenger, telephone and delivery expenses, (iv) fees and disbursements of counsel for the Company and Special Counsel for the Holders (subject to the provisions of Section 6(b)), (v) fees and disbursements of all independent certified public accountants referred to in
Section 4(1)(iii) (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incident to such performance), (vi) Securities Act liability insurance, if the Company so desires such insurance, and (vii) fees and expenses of all other Persons retained by the Company in connection with the consummation of the transactions contemplated by this Agreement. In addition, the Company shall be responsible for all of its internal expenses incurred in connection with the consummation of the transactions contemplated by this Agreement (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit, the fees and expenses incurred in connection with the listing of the Registrable Securities on any securities exchange on which similar securities issued by the Company are then listed.

(b)  In connection with the Registration
Statement, the Company shall reimburse the Holders for the reasonable fees and disbursements of one firm of attorneys chosen by the Holders of a majority of the Registrable
Securities.

7.   Indemnification

(a) Indemnification by the Company. The Company shall, notwithstanding termination of this Agreement and without limitation as to time, indemnify and hold harmless each Holder, the officers, directors, agents (including any underwriters retained by such Holder in connection with the offer or sale of Registrable Securities), brokers, investment advisors and employees of each of them, each Person who controls any such Holder (within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) and the offi-cers, directors, agents and employees of each such controlling Person, to the fullest extent permitted by applicable law, from and against any and all losses, claims, damages, liabilities, costs (including, without limitation, costs of preparation and attorneys' fees) and expenses
(collectively, "Losses"), as incurred, arising out of or relating to any untrue or alleged untrue statement of a material fact contained in the Registration Statement, any Prospectus or any form of prospectus or in any amendment or supplement thereto or in any preliminary prospectus, or arising out of or relating to any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein (in the case of any Prospectus or form of prospectus or supplement thereto, in light of the circumstances under which they were made) not misleading, except to the extent, but only to the extent, that such untrue statements or omissions are based solely upon information regarding such Holder furnished in writ-ing to the Company by or on behalf of such Holder expressly for use therein, which information was reasonably relied on by the Company for use therein or to the extent that such information relates to such Holder or such Holder's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Holder expressly for use in the Registration Statement, such Prospec-tus or such form of Prospectus or in any amendment or supplement thereto. The Company shall notify the Holders promptly of the institution, threat or assertion of any Proceeding of which the Company is aware in connection with the transactions contemplated by this Agreement.

(b) Indemnification by Holders. In connection with the Registration Statement, each Holder shall furnish to the Company in writing such information as the Company reasonably requests for use in connection with the Registration Statement or any Prospectus and agrees, jointly and not severally, to indemnify and hold harmless the Company, their directors, officers, agents and employees, each Person who controls the Company (within the meaning of Section 15 of the Securities Act and Section 20 of the
Exchange Act), and the directors, officers, agents or employees of such controlling Persons, to the fullest extent permitted by applicable law, from and against all Losses (as determined by a court of competent jurisdiction in a final judgment not subject to appeal or review) arising solely out of or based solely upon any untrue statement of a material fact contained in the Registration Statement, any Prospectus, or any form of prospectus, or arising solely out of or based solely upon any omission of a material fact required to be stated therein or necessary to make the statements therein not misleading to the extent, but only to the extent, that such untrue statement or omission is contained in any information so furnished in writing by such Holder to the Company specifically for inclusion in the Registration Statement or such Prospectus and that such information was reasonably relied upon by the Company for use in the Registration Statement, such Prospectus or such form of prospectus or to the extent that such information relates to such Holder or such Holder's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Holder expressly for use in the Registration Statement, such Prospec-tus or such form of Prospectus. In no event shall the liability of any selling Holder hereunder be greater in amount than the dollar amount of the proceeds received by such Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation.

(c) Conduct of Indemnification Proceedings. If any Proceeding shall be brought or asserted against any Person entitled to indemnity hereunder (an "Indemnified Party"), such Indemnified Party promptly shall notify the Person from whom indemnity is sought (the "Indemnifying Party") in writing, and the Indemnifying Party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of all fees and expenses incurred in connection with defense thereof; provided, that the failure of any Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations or liabilities pursuant to this Agreement, except (and only) to the extent that it shall be finally determined by a court of competent jurisdiction (which determination is not subject to appeal or further review) that such failure shall have proximately and materially adversely prejudiced the Indemnifying Party.

An Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Indem-nified Party or Parties unless: (1) the Indemnifying
Party has agreed to pay such fees and expenses; or (2) the Indemnifying Party shall have failed promptly to assume the defense of such Proceeding and to employ counsel reasonably satisfactory to such Indemnified Party in any such Proceeding; or (3) the named parties to any such Proceeding
(including any impleaded parties) include both such Indemnified Party and the Indemnifying Party, and such Indemnified Party shall have been advised by counsel that a conflict of interest is likely to exist if the same counsel were to represent such Indemnified Party and the Indemnifying Party (in which case, if such Indemnified Party notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying
Party, the Indemnifying Party shall not have the right to assume the defense thereof and such counsel shall be at the expense of the Indemnifying Party). The Indemnifying Party shall not be liable for any settlement of any such Proceeding effected without its written consent, which consent shall not be unreasonably withheld. No Indemnifying
Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any pending
Proceeding in respect of which any Indemnified Party is a party, unless such settlement includes an unconditional release of such Indemnified Party from all liability on claims that are the subject matter of such Proceeding.

All fees and expenses of the Indemnified Party (including reasonable fees and expenses to the extent incurred in connection with investigating or preparing to defend such Proceeding in a manner not inconsistent with this Section) shall be paid to the Indemnified Party, as incurred, within 10 Business Days of written notice thereof to the Indemnifying Party (regard-less of whether it is ultimately determined that an Indemnified Party is not entitled to indemnification hereunder; provided, that the Indemnifying
Party may require such Indemnified Party to undertake to reimburse all such fees and expenses to the extent it is finally judicially determined that such Indemnified Party is not entitled to indemnification hereunder).

(d) Contribution. If a claim for indemnification under Section 7(a) or 7(b) is unavailable to an Indemnified Party or is insufficient to hold such Indemnified Party harmless for any Losses in respect of which this Section would apply by its terms (other than by reason of exceptions provided in this Section), then each Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Losses, in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indemnified Party in connection with the actions, statements or omissions that resulted in such Losses as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission of a material fact, has been taken or made by, or relates to information supplied by, such Indemnifying Party or Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action, statement or omission. The amount paid or payable by a party as a result of any Losses shall be deemed to include, subject to the limitations set forth in Section 7(c), any attorneys' or other fees or expenses incurred by such party in connection with any Proceeding to the extent such party would have been indemnified for such fees or expenses if the indemnification provided for in this Section was available to such party.

The parties hereto agree that it would not be just
and equitable if contribution pursuant to this Section 7(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the immediately preceding paragraph. Notwithstanding the provisions of this Section 7(d), the Company shall not be required to contribute, in the aggregate, any amount in excess of the
amount by which the proceeds actually received by [    ]
from the sale of the Registrable Securities subject to the Proceeding exceeds the amount of any damages that the Company has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

The indemnity and contribution agreements contained in this Section are in addition to any liability that the Indemnifying Parties may have to the Indemnified
Parties.

8.   Rule 144

The Company shall file the reports required to be filed by it under the Securities Act and the Exchange Act in a timely manner and, if at any time the Company is not required to file such reports, they will, upon the request of any Holder, make publicly available other information so long as necessary to permit sales of its securities pursuant to Rule 144. The Company further covenants that it will take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by Rule 144. Upon the request of any Holder, the Company shall deliver to such Holder a written certification of a duly authorized officer as to whether it has complied with such requirements.

9.   Miscellaneous

(a) Remedies. In the event of a breach by the Company or by a Holder, of any of their obliga-tions under this Agreement, each Holder or the Company, as the case may be, in addition to being entitled to exercise all rights granted by law and under this Agreement, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company and each Holder agree that monetary damages would not provide adequate compensation for any losses incurred by reason of a breach by it of any of the provisions of this Agreement and hereby further agrees that, in the event of any action for specific performance in respect of such breach, it shall waive the defense that a remedy at law would be adequate.

(b)  No Inconsistent Agreements.  None of the
Company nor any of its subsidiaries has, as of the date hereof, nor shall the Company or any of its subsidiaries, on or after the date of this Agreement, enter into any agreement with respect to its securities that is inconsistent with the rights granted to the Holders in this Agreement or otherwise conflicts with the provisions hereof. None of the Company nor any of its subsidiaries has previously entered into any agreement granting any registration rights with respect to any of its securities to any Person. Without limiting the generality of the foregoing, without the written consent of the Holders of a majority of the then outstanding Registrable Secu-rities, the Company shall not grant to any Person the right to request the Company to register any securities of the Company under the Securities Act unless the rights so granted are subject in all respects to the prior rights in full of the Holders set forth herein, and are not otherwise in conflict or inconsistent with the provisions of this Agreement.

(c)  No Piggyback on Registrations.  None of the
Company nor any of its security holders (other than the Holders in such capacity pursuant hereto) may include securities of the Company in the Registration Statement other than the Common Stock to be issued under the Purchase
Agreement, and the Company shall not enter into any agreement providing any such right to any of its security holders.

(d)  Entire Agreement; Amendments.  This
Agreement, together with the Exhibits, Annexes and Schedules hereto, contain the entire understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters.

(e) Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the same shall be in writing and signed by the Company and the Holders of at least a majority of the then outstanding Debentures and Registrable Securities; provided, however, that, for the purposes of this sentence, Registrable Securities that are owned, directly or indirectly, by the Company, or an Affiliate of the Company are not deemed outstanding. Notwithstanding the fore-going, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders and that does not directly or indirectly affect the rights of other Holders may be given by Holders of at least a majority of the Registrable Securities to which such waiver or consent relates; provided, however, that the provisions of this sentence may not be amended, modified, or supplemented except in accordance with the provisions of the immediately preceding sentence.

(f) Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telex (with correct answer back received), telecopy or facsimile (with transmission confirmation report) at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be:

If to the Company:

Willem Oost-Lievense
Chief Financial Officer
INAMED Corporation
3800 Howard Hughes Pkwy.
Suite 900
Las Vegas, NV 89109

Telephone:     (702) 791-3388
Telefax:  (702) 791-1922


If to [        ]:

If to any other Person who is then the regis-tered Holder:

To the address of such Holder as it appears in the stock transfer books of the Company or such other address as may be designated in writing hereafter, in the same manner, by such Person.

(g) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties and shall inure to the benefit of each Holder. The Company may not assign its rights or obligations hereunder without the prior written consent of each Holder.

(h) Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

(i)  Governing Law; Submission to Jurisdiction;
Waiver of Jury Trial. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law. The Company hereby irrevocably submits to the jurisdiction of any New York state court sitting in the Borough of Manhattan in the City of New York or any federal court sitting in the Borough of Manhattan in the City of New York (collectively, the "New York Courts") in respect of any Proceeding arising out of or relating to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, jurisdiction of the New York Courts. The Company irrevocably waives to the fullest extent it may effectively do so under applicable law any objection that it may now or hereafter have to the laying of the venue of any such Proceeding brought in any New York Court and any claim that any such Proceeding brought in any New York Court has been brought in an inconvenient forum. Nothing herein shall affect the right of any Holder to serve process in any manner permitted by law or to commence legal proceedings or otherwise proceed against the company in any other jurisdiction.

(j) Cumulative Remedies. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

(k)  Severability. If any term, provision,
covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

(l) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

(m)  Shares held by The Company and its
Affiliates. Whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Company or its
Affiliates (other than [     ] or transferees or successors
or assigns thereof if such Persons are deemed to be Affiliates solely by reason of their holdings of such Registrable Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.





                          By:
                          Name: Willem Oost-Lievense
                          Title: Chief Financial Officer



                         By:
                             Name:
                             Title:




Exhibit 10.7

CONVERTIBLE DEBENTURE PURCHASE AGREEMENT

Between


INAMED Corporation

and


[                             ]

______________________________




Dated as of __________, 1997


______________________________
     TABLE OF CONTENTS
     Page

ARTICLE I      CERTAIN DEFINITIONS                                           1
Section 1.1.   Certain Definitions.                                          1

ARTICLE II     PURCHASE OF CONVERTIBLE DEBENTURES                            3
Section 2.1.   Purchase of Convertible Debentures; Closing                   3

ARTICLE III    REPRESENTATIONS AND WARRANTIES                                4
Section 3.1.   Representations and Warranties of the Company                 4
Section 3.2.   Representations and Warranties of
               the Purchaser                                                 8

ARTICLE IV     OTHER AGREEMENTS OF THE PARTIES                              10
Section 4.1.   Transfer Restrictions                                        10
Section 4.2.   Stop Transfer Instruction                                    11
Section 4.3.   Furnishing of Information                                    11
Section 4.4.   Notice of Certain Events                                     11
Section 4.5.   Copies and Use of Disclosure Materials                       12
Section 4.6.   Modification to Disclosure Materials                         12
Section 4.7.   Blue Sky Laws                                                12
Section 4.8.   Integration                                                  12
Section 4.9.   Furnishing of Rule 144A Materials                            13
Section 4.10.  Solicitation Materials                                       13
Section 4.11.  Subsequent Financial Statements                              13
Section 4.12.  Certain Agreements                                           13
Section 4.13.  Purchaser Ownership of Common Stock                          14
Section 4.14.  Listing of Underlying Shares                                 15
Section 4.15.  Conversion Procedures                                        15

ARTICLE V CONDITIONS PRECEDENT TO CLOSING                                   15
Section 5.1.   Conditions Precedent to Obligations of the
               Purchaser.                                                   15
Section 5.2.   Conditions Precedent to Obligations of the
               Company                                                      17

ARTICLE VI     TERMINATION                                                  17
Section 6.1.   Termination by Mutual Consent                                17
Section 6.2.   Termination by the Company or the Purchaser                  17
Section 6.3.   Termination by the Company                                   18
Section 6.4.   Termination by the Purchaser                                 18

ARTICLE VII    MISCELLANEOUS                                                19
Section 7.1.   Fees and Expenses                                            19
Section 7.2.   Entire Agreement; Amendments                                 19
Section 7.3.   Notices                                                      19
Section 7.4.   Amendments; Waivers                                          20
Section 7.5.   Headings                                                     21
Section 7.6.   Successors and Assigns                                       21
Section 7.7.   No Third Party Beneficiaries                                 21
Section 7.8.   Governing Law                                                21
Section 7.9.   Survival                                                     21
Section 7.10.  Counterpart Signatures                                       21
Section 7.11.  Publicity                                                    21
Section 7.12.  Severability                                                 22
Section 7.13.  Remedies                                                     22

Exhibit A      Form of 4% Convertible Debenture
Exhibit B      Registration Rights Agreement
Exhibit C      Form of Opinion of Nida & Maloney, counsel for the Company

Schedule 3.1(a)     Subsidiaries
Schedule 3.1(c)     Capitalization
Schedule 3.1(f)     Required Consents and Approvals
Schedule 3.1(g)     Litigation


Exhibit 10.7

CONVERTIBLE DEBENTURE PURCHASE AGREEMENT, dated as
of [          , 1997] (this "Agreement"), by and among
INAMED Corporation, a Florida corporation (the "Company"),
and [                             ], a limited partnership
organized and existing under the laws of Delaware (the
"Purchaser").

WHEREAS, the Company desires to issue and sell to
the Purchaser and the Purchaser desires to acquire certain
of the Company's 4% Convertible Debentures, due [       ,
2000] (the "Convertible Debentures").

IN CONSIDERATION of the mutual covenants and agreements set forth herein and for good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

ARTICLE I

CERTAIN DEFINITIONS

Section 1.1. Certain Definitions.  As used in this
Agree-ment, and unless the context requires a different meaning, the following terms have the meanings indicated:

          "Affiliate" means, with respect to any Person, any Person that, directly or indirectly, controls, is controlled by or is under common control with such Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under com-mon control with") shall mean the possession, directly or indi-rectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

          "Business Day" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which bank-ing institutions in the state of New York are autho-rized or required by law or other government actions to close.

          "Closing" shall have the meaning set forth in
Section 2.1(b).

               "Closing Date" shall have the meaning set forth in Section 2.1(b).

          "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder as in effect on the date hereof.

          "Commission" means the Securities and Exchange
Commission.

          "Common Stock" means the Company's common stock, $.01 par value per share.

          "Convertible Debentures" shall have the meaning set forth in the recitals hereto.

          "Disclosure Materials" means, collectively, the
SEC Documents, any disclosure package delivered to the Purchaser in connection with the offering by the Company of the Convertible Debentures and the Schedules to this Agreement furnished by or on behalf of the Company pursuant to Section 3.1.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          "Lien" means, with respect to any asset, any mort-gage, lien, pledge, encumbrance, charge or security interest of any kind in or on such asset or the revenues or income thereon or therefrom.

          "Material Adverse Effect" shall have the meaning set forth in Section 3.1(a).

          "NASD" means the National Association of Securities Dealers, Inc.

          "Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or political subdivision thereof) or other entity of any kind.

          "Purchase Price" shall have the meaning set forth in Section 2.1(a).

          "Registration Rights Agreement" means the registra-tion rights agreement, substantially in the form of Exhibit
B, as the same may be amended, supplemented or otherwise modified in accordance with its terms.

          "Required Approvals" shall have the meaning set forth in Section 3.1(f).

          "SEC Documents" shall have the meaning set forth in Section 3.1(l).

          "Securities Act" means the Securities Act of 1933, as amended.

          "Subsidiaries" shall have the meaning set forth in
Section 3.1(a).

          "Underlying Shares" means the shares of Common
Stock into which the Convertible Debentures are convertible in accordance with the terms hereof and the Convertible
Debentures.

ARTICLE II

     PURCHASE OF CONVERTIBLE DEBENTURES

          Section 2.1.  Purchase of Convertible Debentures;
Closing.

          (a) Subject to the terms and conditions herein set forth, the Company shall issue and sell to the Purchaser, and the Purchaser shall purchase from the Company on the Closing Date, an aggregate principal amount of US$4,200,000 Convertible Debentures in denominations of US$100,000 and integral multiples of US$50,000 in excess thereof, which shall be in the form of Exhibit A. The aggregate purchase price for the Convertible Debentures
shall be US$[              ] (the "Purchase Price").

          (b) The closing of the purchase and sale of the Convertible Debentures (the "Closing") shall take place at the offices of Nida & Maloney, immediately following the execution hereof, or at such other time and/or place as the Purchaser and the Company may agree, provided, however, in no case shall the Closing take place later than the fifth day after the last of the conditions listed in Article V is satisfied or waived by the appropriate party. The date of the Closing is hereinafter referred to as the "Closing
Date".

          (c) At the Closing, (i) the Company shall deliver to the Purchaser (A) one or more Convertible Debentures in the principal amounts indicated on the signature page thereof, registered in the name of the Purchaser and (B) all documents, instruments and writings required to have been delivered at or prior to Closing by the Company pursuant to this Agreement, (ii) the Purchaser shall deliver to the Company (A) the Purchase Price as determined pursuant to this Article I in United States dollars in immediately available funds by wire transfer to an account designated in writing by the Company prior to the Closing and (B) all documents, instruments and writings required to have been delivered at or prior to Closing by the Purchaser pursuant to this Agreement.


ARTICLE III

     REPRESENTATIONS AND WARRANTIES

          Section 3.1.  Representations and Warranties of
the Company. The Company hereby represents and warrants to the Purchaser as follows:

          (a) Organization and Qualification. The Company is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. The Company has no material subsidiaries other than as set forth in the SEC Documents or in Schedule 3.1(a) (collectively, the "Subsidiaries"). Each of the Subsidiaries is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the full corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of the Company and the Subsidiaries is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not reasonably be expected to have, individually or in the aggregate, a material adverse effect on the results of operations, assets, prospects, or financial condition of the Company and the Subsidiaries, taken as a whole (a "Material Adverse Effect").

          (b) Authorization; Enforcement. The Company has the requisite corporate power and authority to enter into and to consummate the transactions contemplated hereby and by the Registration Rights Agreement and otherwise to carry out its obligations hereunder and thereunder. The execution and delivery of this Agreement and the Registration Rights Agreement by the Company and the consummation by it of the transactions contemplated hereby and thereby have been duly authorized by all necessary action on the part of the Company. Each of this Agreement and the Registration Rights Agreement has been duly executed and delivered by the Company and constitutes the valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

          (c) Capitalization. The authorized, issued and outstanding capital stock of the Company and each of the Subsidiaries is set forth in Schedule 3.1(c). No shares of Common Stock are entitled to preemptive or similar rights. Except as specifically disclosed in Schedule 3.1(c), there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or, except as a result of the purchase and sale of the Convertible Debentures hereunder, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire any shares of Common Stock, or contracts, commitments, understandings, or arrangements by which the Company or any Subsidiary is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock. Neither the Company nor any Subsidiary is in violation of any of the provisions of its respective certificate of incorporation, bylaws or other charter documents.

          (d) Issuance of Convertible Debentures. The Convertible Debentures have been duly and validly authorized for issuance, offer and sale pursuant to this Agreement and, when issued and delivered as provided hereunder against payment in accordance with the terms hereof, shall be valid and binding obligations of the Company enforceable in accordance with their terms. The Company has and at all times while the Debentures are outstanding will maintain an adequate reserve of shares of Common Stock to enable it to perform its obligations under this Agreement and the Convertible Debentures. When issued in accordance with the terms hereof and the Convertible Debentures, the Underlying Shares will be duly authorized, validly issued, fully paid and nonassessable.

          (e) No Conflicts. The execution, delivery and performance of this Agreement and the Registration Rights Agreement by the Company and the consummation by the Company of the transactions contemplated hereby and thereby do not and will not (i) conflict with or violate any provision of its certificate of incorporation or bylaws or (ii) subject to obtaining the consents referred to in Section 3.1(f), conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company is a party, or
(iii) result in a violation of any law, rule, regulation, order, judgment, injunction, decree or other restriction of any court or govern-mental authority to which the Company is subject (including Federal and state securities laws and regulations), or by which any property or asset of the Company is bound or affected, except in the case of each of clauses (ii) and (iii), such conflicts, defaults, terminations, amendments, accel-era-tions, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect. The business of the Company is not being conducted in violation of any law, ordinance or regulation of any governmental authority, except for violations which, individually or in the aggregate, do not have a Material Adverse Effect.

          (f)  Consents and Approvals.  Except as
specifically set forth in Schedule 3.1(f), neither the Company nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, or make any filing or registration with, any court or other federal, state, local or other govern-mental authority or other Person in connection with the execu-tion, delivery and performance by the Company of this Agreement and the Registration Rights Agreement, other than the filing of the registration statement covering the Underlying Shares with the Commission and the making of the applicable blue-sky filings under state securities laws, each as contemplated by the Registration Rights Agreement and other than, in all cases, where the failure to obtain such consent, waiver, authorization or order, or to give or make such notice or filing, would not materially impair or delay the ability of the Company to effect the Closing and deliver to the Purchaser the Convertible Debentures and, upon conversion, the Underlying Shares free and clear of all liens and encumbrances (collectively, the "Required Approvals").

          (g)  Litigation; Proceedings.  Except as
specifically dis-closed in the Disclosure Materials or in
Schedule 3.1(g), there is no action, suit, notice of violation, proceeding or investigation pending or, to the best knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries or any of their respective properties before or by any court, governmen-tal or administrative agency or regulatory authority (Federal, State, county, local or foreign) which
(i) relates to or chal-lenges the legality, validity or enforceability of this Agree-ment, the Registration Rights Agreement or the Convertible Debentures (ii) could, individually or in the aggregate, have a Material Adverse Effect or (iii) could, indi-vidually or in the aggregate, materially impair the ability of the Company to perform fully on a timely basis its obligations under this Agreement or the Regis-tration Rights Agreement.

          (h) No Default or Violation. Neither the Company nor any Subsidiary (i) is in default under or in vio-lation of any indenture, loan or credit agreement or any other agreement or instrument to which it is a party or by which it or any of its properties is bound, except such conflicts or defaults as do not have a Material Adverse Effect, (ii) is in violation of any order of any court, arbitrator or governmental body, except for such violations as do not have a Material Adverse Effect, or (iii) is in violation of any statute, rule or regu-lation of any governmental authority which could (individually or in the aggregate) (x) adversely affect the legality, validity or enforceability of this Agree-ment or the Registration Rights Agreement, (y) have a Material Adverse Effect or (z) adversely impair the Company's ability or obligation to perform fully on a timely basis its obligations under this Agreement or the Registration Rights Agreement.

          (i) Certain Fees. No fees or commission will be payable by the Company to any broker, finder, investment banker or bank with respect to the consummation of the transactions contemplated hereby.

          (j)  Disclosure Materials.  The Disclosure
Materials do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading.

          (k) Private Offering. Neither the Company nor any Person acting on its behalf has taken or will take any action (including, without limitation, any offering of any securities of the Company under circumstances which would require the integration of such offering with the offering of the Convertible Debentures under the Securities Act) which might subject the offering, issuance or sale of the Convertible Debentures or the issuance of the Underlying
Shares to the registration requirements of Section 5 of the Securities Act.

          (l) SEC Documents. The Company has filed all reports required to be filed by it under the Exchange Act, including pursuant to Section 13(a) or 15(d) thereof, for the two years preceding the date hereof (or such shorter period as the Company was required by law to file such material) (the foregoing materials being collectively referred to herein as the "SEC Documents") on a timely basis, or has received a valid exten-sion of such time of filing. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act and the Exchange Act and the rules and regulations of the Commission promulgated thereunder, and none of the SEC Documents, when filed, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the Commission with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved, except as may be otherwise indicated in such financial statements or the notes thereto, and fairly present in all material respects the financial position of the Company as of and for the dates thereof and the results of operations and cash flows for the periods then ended, subject, in the case of unaudited statements, to normal year-end audit adjustments.
Since the date of the financial statements included in the Company's last filed Quarterly Report on Form 10-Q, there has been no event, occurrence or development that has had a Material Adverse Effect which is not specifically disclosed in any of the Disclosure Materials.

          (m) No Prior Private Placements. The Company has not offered or sold any of its equity or equity-equivalent securities, or securities convertible into equity securities under Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act in a private placement for financing purposes within the immediately preceding 180 days.

          Section 3.2.  Representations and Warranties of
the Purchaser. The Purchaser hereby represents and warrants to the Company as follows:

          (a) Organization; Authority. The Purchaser is a limited partnership duly and validly existing and in good standing under the laws of the jurisdiction of its formation. The Purchaser has the requisite power and authority to enter into and to consummate the transactions contemplated hereby and by the Registration Rights Agreement and otherwise to carry out its obligations hereunder and thereunder. The purchase of the Convertible Debentures by the Purchaser hereunder has been duly authorized by all necessary action on the part of the Purchaser. Each of this Agreement and the Registration Rights Agreement has been duly executed and delivered by the Purchaser or on its behalf and constitutes the valid and legally binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally and to general principles of equity.

          (b)  Investment Intent.  The Purchaser is
acquiring the Convertible Debentures and the Underlying
Shares for its own account for investment purposes only and not with a view to or for distributing or reselling such Convertible Debentures or Underlying Shares or any part thereof or interest therein, without prejudice, however, to the Purchaser's right, sub-ject to the provisions of this Agreement and the Registration Rights Agreement, at all times to sell or otherwise dispose of all or any part of such Convertible Debentures or Underlying Shares under an effective registration statement under the Securities Act and in compliance with applicable State securities laws or under an exemption from such registration.

          (c) Purchaser Status. At the time the Purchaser (and any account for which it is purchasing) was offered the Convertible Debentures, it (and any account for which it is purchasing) was, and at the date hereof, it (and any account for which it is purchasing) is, and at the Closing Date, it (and any account for which it is purchasing) will be, an "accredited investor" as defined in Rule 501(a) under the Securities Act.

          (d) Experience of Purchaser. The Purchaser, either alone or together with its representatives, has such knowledge, sophistication and experience in busi-ness and financial matters so as to be capable of evaluating the merits and risks of the prospective investment in the Convertible Debentures, and has so evaluated the merits and risks of such investment.

          (e)  Ability of Purchaser to Bear Risk of
Investment. The Purchaser is able to bear the economic risk of an investment in the Convertible Debentures and, at the pre-sent time, is able to afford a complete loss of such investment.

          (f)  Prohibited Transactions.  The Convertible
Debentures to be purchased by the Purchaser are not being acquired, directly or indirectly, with the assets of any "employee benefit plan", within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended.

(g)  Access to Information.  The Purchaser
acknowledges receipt of the Disclosure Materials and further acknowledges that it has been afforded (i) the opportunity to ask such questions as it has deemed necessary of, and to receive answers from, representatives of the Company concerning the terms and conditions of the offering of the Convertible Debentures and the merits and risks of investing in the Convertible Debentures; (ii) access to information about the Company and the Company's financial condition, results of operations, business, properties, management and prospects sufficient to enable it to evaluate its investment in the Convertible Debenture; and (iii) the opportunity to obtain such additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to make an informed investment decision with respect to the Convertible Debentures and to verify the accuracy and completeness of the information contained in the Disclosure Materials.

(h) Reliance. The Purchaser understands and acknowledges that (i) the Convertible Debentures are being offered and sold, and the Underlying Shares are being offered, to it without registration under the Securities Act in a private placement that is exempt from the registration provisions of the Securities Act and (ii) the availability of such exemption, depends in part on, and that the Company will rely upon the accuracy and truth-fulness of, the foregoing representations and the Purchaser hereby consents to such reliance.

The Company acknowledges and agrees that the Purchaser makes no representation or warranty with respect to the transactions contemplated hereby other than those specifically set forth in Article III herein.

ARTICLE IV

OTHER AGREEMENTS OF THE PARTIES

Section 4.1.  Transfer Restrictions.  If the
Purchaser should decide to dispose of any of the Convertible Debentures to be purchased by it hereunder (and upon conversion thereof, any Underlying Shares), the Purchaser understands and agrees that it may do so only (i) pursuant to an effective registration statement under the Securities Act, (ii) to the Company or (iii) pursuant to an available exemption from registration under the Securities Act. In connection with any transfer of any Convertible Debentures other than pursuant to an effective registration statement or to the Company, the Company may require that the transferor of such Convertible Debentures provide to the Company an opinion of counsel experienced in the area of United States securities laws selected by the transferor, the form and substance of which opinion shall be, reasonably satis-factory to the Company, to the effect that such transfer does not require registration of such Convertible Debentures under the Securities Act or any State securities laws.

The Purchaser agrees to the imprinting, so long as appropriate, of the following legend on certificates representing the Convertible Debentures:

NEITHER THESE SECURITIES NOR THE SECURITIES INTO
WHICH THESE SECURITIES ARE CONVERTIBLE HAVE BEEN REGISTERED
WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE
SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN
EXEMPTION FROM REGISTRATION UNDER REGULATION D PROMULGATED
UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE
"SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR
SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT
UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE
EXEMPTION FROM THE REGISTRATION REQUIREMENTS THEREUNDER.

The legend set forth above shall be removed if and when the Convertible Debentures represented by such certificate or the Underlying Shares, as the case may be, are dis-posed of pursuant to an effective registration statement under the Securities Act or in the opinion of counsel to the Company experienced in the area of United States securities laws such legend is no longer required under applicable requirements of the Securities Act. The certificates representing the Convertible Debentures and the Underlying Shares shall also bear any other legends required by applicable Fed-eral or state securities laws, which legends may be removed when, in the opinion of counsel to the Company experienced in the applicable securities laws, such legends are no longer required under the applicable requirements of such securities laws. The Company agrees that it will provide the Purchaser, upon request, with a substitute certificate or certificates, free from such legend at such time as such legend is no longer applicable. The Purchaser agrees that, in connection with any transfer of Convertible Debentures or Underlying Shares by it pursuant to an effective registration statement under the Securities Act, the Purchaser will comply with all prospectus delivery requirements of the Securities Act. The Company makes no representation, warranty or agreement as to the availability of any exemption from registration under the Securities Act with respect to any resale of Convertible Debentures or Underlying Shares.

Section 4.2.   Stop Transfer Instruction.  The
Purchaser agrees that the Company shall be entitled to make a notation on its records and give instructions to any transfer agent of the Company in order to implement the restrictions on transfer set forth in this Agreement.

Section 4.3.  Furnishing of Information.  As long
as the Purchaser owns Convertible Debentures or Underlying
Shares, the Company will promptly furnish to it all reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act (or if the Company is not at the time required to file reports pursuant to such sections, annual and quarterly reports comparable to those required by
Section 13(a) or 15(d) of the Exchange Act).

Section 4.4.  Notice of Certain Events.  The
Company shall (i) advise the Purchaser promptly after obtaining knowledge thereof, and, if requested by the Purchaser, confirm such advice in writing, of (A) the issuance by any state securities commission of any stop order suspending the qualification or exemption from qualification of the Convertible Debentures or the Common Stock for offering or sale in any jurisdiction, or the initiation of any proceeding for such purpose by any state securities commission or other regulatory authority, or (B) any event that makes any statement of a material fact made in the Disclosure Materials untrue or that requires the making of any additions to or changes in the Disclosure Materials in order to make the statements therein, in the light of the circumstances under which they are made, not misleading, (ii) use its best efforts to prevent the issuance of any stop order or order suspending the qualification or exemption from qualification of the Convertible Debentures or the Common Stock under any state securities or Blue Sky laws, and (iii) if at any time any state securities commission or other regulatory authority shall issue an order suspending the qualification or exemption from qualification of the Convertible Debentures or the Common Stock under any such laws, use its best efforts to obtain the withdrawal or lifting of such order at the earliest possible time.

Section 4.5.  Copies and Use of Disclosure
Materials. The Company shall furnish the Purchaser, without charge, as many copies of the Disclosure Materials, and any amendments or supplements thereto, as the Purchaser may reasonably request. The Company consents to the use of the Disclosure Materials, and any amendments and supplements thereto, by the Purchaser in connection with resales of the Convertible Debentures or the Underlying Shares other than pursuant to an effective registration statement.

Section 4.6.  Modification to Disclosure
Materials.   If any event shall occur as a result of which,
in the reasonable judgment of the Company or the Purchaser, it becomes necessary or advisable to amend or supplement the Disclosure Materials in order to make the statements therein, in the light of the circumstances at the time the Disclosure Materials were delivered to the Purchaser, not misleading, or if it is necessary to amend or supplement the Disclosure Materials to comply with applicable law, the Company shall promptly prepare an appropriate amendment or supplement to the Disclosure Materials (in form and substance reasonably satisfactory to the Purchaser) so that
(i) as so amended or supplemented the Disclosure Materials will not include an untrue statement of material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances existing at the time it is delivered to Purchaser, not misleading and (ii) the Disclosure Materials will comply with applicable law.

Section 4.7.  Blue Sky Laws.  The Company shall
qualify the Underlying Shares under the securities or Blue Sky laws of such jurisdictions as the Purchaser may request and continue such qualification at all times through the third anniversary of the Closing Date; provided, however, that neither the Company nor its Subsidiaries shall be required in connection therewith to qualify as a foreign corporation where they are not now so qualified and that the Company shall not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or subject the Company to any material tax in any such jurisdiction where it is not then so subject.

Section 4.8.  Integration.  The Company shall not
and shall use its best efforts to ensure that no Affiliate shall sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in Section 2 of the Securities Act) that would be integrated with the offer or sale of the Convertible Debentures or the Underlying Shares in a manner that would require the registration under the Securities Act of the sale of the Convertible Debentures or Underlying Shares to the Purchaser.

Section 4.9.  Furnishing of Rule 144A Materials.
The Company shall, for so long as any of the Convertible
Debentures or Underlying Shares remain outstanding and during any period in which it is not subject to Section 13 or 15(d) of the Exchange Act, make available to any registered holder of Convertible Debentures or Underlying
Shares in connection with any sale thereof and any prospective purchaser of such Convertible Debentures or Underlying Shares from such Person, the following information in accordance with Rule 144A(d)(4) under the Securities Act: a brief statement of the nature of the business of the Company and the products and services it offers and the Company's most recent audited balance sheet and profit and loss and retained earnings statements, and similar audited financial statements for such part of the two preceding fiscal years as the Company has been in operation.

Section 4.10.  Solicitation Materials.  The
Company shall not (i) distribute any offering materials in connection with the offering and sale of the Convertible Debentures or Underlying Shares other than the Disclosure Materials and any amendments and supplements thereto prepared in compliance herewith or (ii) solicit any offer to buy or sell the Convertible Debentures or Underlying Shares by means of any form of general solicitation or advertising.

Section 4.11.  Subsequent Financial Statements.
The Company shall furnish to the Purchaser, promptly after they are filed with the Commission, a copy of all financial statements for any period subsequent to the period covered by the financial statements included in the Disclosure
Materials.

Section 4.12.  Certain Agreements.  (a)  The
Company covenants and agrees that it shall not directly or indirectly, without the prior consent of the Purchaser, (i) offer, sell, grant any option to purchase, or otherwise dispose (or announce any offer, sale, grant or any option to purchase or other disposition) of any of its or its Affiliates equity or equity-equivalent securities to a third party (a "Subsequent Financing") other than stock issued under the 11% Secured Convertible Notes due March 1999 and stock options issued in the normal course of business for a period of 90 days after the date of this Agreement, except when such issuance is for the sole purpose of extinguishing breast implant litigation, or (ii) enter into a Subsequent Financing within a period of 90 days following the foregoing 90-day period without first offering the Purchaser the opportunity (which shall remain open for a period of five business days from the date the Purchaser receives notice thereof) to purchase up to all of such additional equity or equity-equivalent securities, except for shares issued upon exercise of any currently outstanding warrants and upon conversion of any currently outstanding convertible debentures disclosed in Schedule 3.1(c), exercise of the existing rights under Section 8.12 of the 11% Secured Convertible Notes due March 1999 and shares of Common Stock issued upon conversion of Convertible Debentures in accordance herewith, unless (A) the Company provides the Purchaser a written notice (the "Subsequent Financing Notice") of its intention to effect such Subsequent Financing, which Subsequent Financing Notice shall describe in reasonable detail the proposed terms of such Subsequent Financing and the amount of proceeds intended to be raised thereunder and (B) the Purchaser shall not have notified the Company within forty-eight (48) hours of its receipt of the Subsequent Financing Notice of its willingness to enter into good faith negotiations to provide (or to cause its sole designee to provide) financing to the Company on substantially the terms set forth in the Subsequent Financing Notice. If the Purchaser shall fail to notify the Company of its intention to enter into such negotiations within such forty-eight (48) hour period, the Company may effect the Subsequent Financing substantially upon the terms set forth in the Subsequent Financing Notice; provided, that the Company shall provide the Purchaser with a second Subsequent Financing Notice, and the Purchaser shall again have the right of first refusal set forth above in this paragraph (a), if the Subsequent Financing subject to the initial Subsequent Financing Notice shall not have been consummated for any reason on the terms set forth in such Subsequent Financing Notice within 30 days after the date of the initial Subsequent Financing Notice.

(b)  From the date hereof through the Closing
Date, the Company shall not and shall cause the Subsidiaries not to, without the consent of the Purchaser, (i) amend its Certificate of Incorporation, bylaws or other charter documents so as to adversely affect any rights of the Purchaser; (ii) split, combine or reclassify its outstanding capital stock; (iii) declare, authorize, set aside or pay any dividend or other distribution with respect to the Common Stock; (iv) repay, repurchase or offer to repay, repurchase or other-wise acquire shares of its Common Stock; or (v) enter into any agreement with respect to any of the foregoing.

Section 4.13.  Purchaser Ownership of Common
Stock. The Purchaser may not use its ability to convert Convertible Debentures hereunder or under the terms of the Convertible Debentures to the extent that such conversion would result in the Purchaser owning more than 4.9% of the outstanding shares of the Common Stock. The Company shall, promptly upon its receipt of a Holder Conversion Notice tendered by the Purchaser (or its sole designee) under the Convertible Debentures, notify the Purchaser of the number of shares of Common Stock outstanding on such date and the number of Underlying Shares which would be issuable to the Purchaser (or its sole designee, as the case may be) if the conversion requested in such Conversion Notice were effected in full, whereupon, notwithstanding anything to the contrary set forth in the Convertible Debentures, the Purchaser may revoke such conversion to the extent that it determines that such conversion would result in the Purchaser owning in excess of 4.9% of such outstanding shares of Common Stock.

Section 4.14.  Listing of Underlying Shares.  The
Company shall take all steps necessary to cause the Underlying Shares to be approved for listing in the NASDAQ Small Cap Market (or other national securities exchange or market on which the Common Stock is listed) no later than thirty (30) days from the date of this Agreement, and shall provide to the Purchaser evidence of such listing, and shall maintain the listing of its Common Stock on such exchange.

Section 4.15.  Conversion Procedures - Form of Debentures attached hereto.


     ARTICLE V

     CONDITIONS PRECEDENT TO CLOSING

Section 5.1.  Conditions Precedent to Obligations
of the Purchaser. The obligation of the Purchaser to purchase the Convertible Debentures is subject to the satisfaction or waiver by the Purchaser, at or prior to the Closing, of each of the following conditions:

(a) Legal Opinion. The Purchaser shall have received the legal opinion, addressed to it and dated the Closing Date, of Nida & Maloney, counsel for the Company, substantially in the form of Exhibit C;

(b) Accuracy of the Company's Representations and Warranties. The representations and warranties of the Company contained herein and in the Registration Rights Agreement shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date);

(c) Performance by the Company. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement and the Registration Rights Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing;

(d) No Material Adverse Effect. Since the date of the financial statements included in the Company's last filed Quarterly Report on Form 10-Q, no event which had a Material Adverse Effect shall have occurred which is not disclosed in the Disclosure Materials;

(e) No Prohibitions. The purchase of and payment for the Convertible Debentures (and upon conversion thereof, the Underlying Shares) hereunder (i) shall not be prohibited or enjoined (temporarily or permanently) by any applicable law or governmental regulation and (ii) shall not subject the Purchaser to any penalty, or in its reasonable judgment, other onerous condition under or pursuant to any applicable law or governmental regulation that would materially reduce the benefits to the Purchaser of the purchase of the Convertible Debentures or the Underlying Shares (provided, however, that such regula-tion, law or onerous condition was not in effect in such form at the date of this Agreement);

(f) Company Certificates. The Purchaser shall have received a certificate, dated the Closing Date, signed by the Secretary or an Assistant Secretary of the Company and certifying (i) that attached thereto is a true, correct and complete copy of (A) the Company's Certificate of Incorporation, as amended to the date thereof, (B) the Company's By-Laws, as amended to the date thereof, and (C) resolutions duly adopted by the Board of Directors of the Company authorizing the execution and delivery of this Agreement and the Registration Rights Agreement and the issuance and sale of the Convertible Debentures and the Underlying Shares and (ii) the incumbency of officers executing this Agreement and the Registration Rights Agreement;

(g) Registration Rights Agreement. The Company shall have executed the Registration Rights Agreement;

(h)  No Suspensions of Trading in Common Stock.
Trading in the Common Stock shall not have been suspended by the Commission or the NASD or other exchange or market on which the Common Stock is listed or quoted (except for any suspension of trading of limited duration solely to permit dissemination of material information regarding the Company);

(i) Required Approvals. All Required Approvals shall have been obtained; and

(j)  Delivery of Convertible Debentures.  The
Company shall have delivered to the Purchaser the Convertible Debentures, registered in the name of the Purchaser, each in form satisfactory to the Purchaser.

Section 5.2.  Conditions Precedent to Obligations
of the Company. The obligation of the Company to issue and sell the Convertible Debentures hereunder is subject to the satisfaction or waiver by the Company, at or to the Closing, of each of the following conditions:

(a) Accuracy of the Purchaser's Representations and Warranties. The representations and warranties of the Purchaser shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except that representations and warranties that are made as of a specific date need be true in all material respects only as of such date);

(b) Performance by the Purchaser. The Purchaser shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement and the Registration Rights Agreement to be performed, satisfied or complied with by it at or prior to the Closing; and

(c) No Prohibitions. The sale of the Convertible Debentures (and upon conversion thereof, the Underlying Shares) hereunder (i) shall not be prohibited or enjoined (temporarily or permanently) by any applicable law or governmental regula-tion and (ii) shall not subject the Company to any penalty, or in its reasonable judgment, any other onerous condition under or pursuant to any applicable law or governmental regulation that would materially reduce the benefits to the Company of the sale of Convertible Debentures or the Underlying Shares to the Purchaser (provided, however, that such regulation, law or onerous condition was not in effect in such form at the date of this Agreement).

(d) Delivery of Purchase Price. The Purchaser shall have delivered to the Company the Purchase Price as determined Pursuant to Article I in United States dollars in immediately available funds by wire transfer to an account designated in writing by the Company.

ARTICLE VI

TERMINATION

Section 6.1.   Termination by Mutual Consent".
This Agreement may be terminated at any time prior to Closing by the mutual consent of the Company and the Purchaser.

Section 6.2.   Termination by the Company or the
Purchaser". This Agreement may be terminated prior to Closing by either the Company or the Purchaser, by giving written notice of such termination to the other party, if:

(a)  the Closing shall not have occurred by [
]; provided that the terminating party is not then in material breach of its obligations under this Agreement in any manner that shall have caused the failure referred to in this paragraph (a);

(b)  there shall be in effect any statute,
rule, law or regulation that prohibits the consummation of the Closing or if the consummation of the Closing would violate any non-appealable final judgment, order, decree, ruling or injunction of any court of or governmental authority having competent jurisdiction; or

(c)  there shall have been an amendment to
Regulation D or an interpretive release promulgated or issued thereunder, which, in the reasonable judgment of the terminating party, would materially adversely affect the transactions contemplated hereby and by the Registration
Rights Agreement.

Section 6.3.   Termination by the Company".  This
Agreement may be terminated prior to Closing by the Company, by giving notice of such termination to the Purchaser, if the Purchaser has materially breached any representation, warranty, covenant or agreement contained in this Agreement or the Registration Rights Agreement and such breach is not cured within five business days following receipt by the Purchaser of notice of such breach.

Section 6.4.   Termination by the Purchaser".
This Agreement may be terminated prior to Closing by the Purchaser, by giving notice of such termination to the Company, if:

(a)  the Company has breached any
representation, warranty, covenant or agreement contained in this Agreement or the Registration Rights Agreement and such breach is not cured within five business days following receipt by the Company of notice of such breach;

(b)  there has occurred an event since the
date of the financial statements included in the Company's last filed Quarterly Report on Form 10-Q which could reasonably be expected to have a Material Adverse Effect and which is not disclosed in the Disclosure Materials; or

(c)  trading in the Common Stock has been
suspended by the Commission or the NASD or other exchange or market on which the Common Stock is listed or quoted (except for any suspension of trading of limited duration solely to permit dissemination of material information regarding the Company).


     ARTICLE VII

     MISCELLANEOUS

Section 7.1.   Fees and Expenses".  Each party
shall pay the fees and expenses of its advisers, counsel (except the Company shall reimburse Purchaser for its legal fees that do not, in the aggregate exceed $10,000), accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Convertible Debentures (and upon conversion thereof, the Underlying Shares) pursuant hereto. The Purchaser shall be responsible for its own tax liability that may arise as a result of the investment hereunder or the transactions contemplated by this Agreement. Whether or not the transactions contemplated by this Agreement are consummated or this Agreement is terminated, the Company shall pay (i) all costs, expenses, fees and all taxes incident to and in connection with: (A) the preparation, printing and distribution of the Disclosure Materials and all amendments and supplements thereto (including, without limitation, financial statements and exhibits), (B) the issuance and delivery of the Convertible Debentures and, upon conversion thereof, the Underlying Shares, (C) the qualification of the Underlying Shares for offer and sale under the securities or Blue Sky laws of the several states (including, without limitation, the fees and disbursements of the Purchasers' counsel relating to such registration or qualification), (D) furnishing such copies of the Disclosure Materials and all amendments and supplements thereto, as may reasonably be requested for use in connection, with resales of the Convertible Debentures and, upon conversion thereof, the Underlying Shares, and (E) the preparation of certificates for the Convertible Debentures and, upon conversion thereof, the Underlying Shares (including, without limitation, printing and engraving thereof), (ii) all fees and expenses of the counsel and accountants of the Company and (iii) all expenses and listing fees in connection with the application for quotation of the Underlying Shares on the NASDAQ Small Cap Market.

Section 7.2.   Entire Agreement; Amendments".
This Agreement, together with the Exhibits, Annexes and Schedules hereto, and the Registration Rights Agreement contain the entire understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters.

Section 7.3.   Notices".  Any notice or other
communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telex (with correct answer back received), telecopy or facsimile (with transmission confirmation report) at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be:

If to the Company:

Willem Oost-Lievense
Chief Financial Officer
INAMED Corporation
3800 Howard Hughes Pkwy.
Suite 900
Las Vegas, NV 89109

Telephone:     (702) 791-3388
Telefax:  (702) 791-1922


If to the Purchaser:


or such other address as may be designated in writing hereafter, in the same manner, by such person.

Section 7.4.   Amendments; Waivers.  No provision
of this Agreement may be waived or amended except in a written instrument signed, in the case of an amendment, by both the Company and the Purchaser, or, in the case of a waiver, by the party against whom enforcement of any such waiver is sought. No waiver of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right accruing to it thereafter.

Section 7.5.   Headings.  The headings herein are
for convenience only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

Section 7.6.   Successors and Assigns.  This
Agreement shall be binding upon and inure to the benefit of the parties and their successors and permitted assigns. Neither the Company nor the Purchaser may assign this Agreement or any rights or obligations hereunder without the prior written consent of the other. The assignment by a party of this Agreement or any rights hereunder shall not affect the obligations of such party under this Agreement.

Section 7.7.   No Third Party Beneficiaries.  This
Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

Section 7.8.   Governing Law.  This Agreement
shall be governed by and construed and enforced in accordance with the internal laws of the State of New York without regard to the principles of conflicts of law thereof.

Section 7.9.   Survival.  The representations and
warranties of the Company and the Purchaser contained in
Article III and the agreements and covenants of the parties contained in Article IV and this Article VII shall survive the Closing (or any earlier termination of this Agreement) and any conversion of Convertible Debentures hereunder.

Section 7.10.  Counterpart Signatures.  This
Agreement may be executed in two or more counterparts, all of which when taken together shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party, it being understood that both parties need not sign the same counterpart. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid and binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature page were an original thereof.

Section 7.11.  Publicity.  The Company and the
Purchaser shall consult with each other in issuing any press releases or otherwise making public statements with respect to the transactions contemplated hereby and neither party shall issue any such press release or otherwise make any such public statement, except for such disclosure as shall be required under 2(c) of Form 10Q, without the prior written consent of the other, which consent shall not be unreasonably withheld or delayed.

Section 7.12.   Severability.  In case any one or
more of the provisions of this Agreement shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Agreement shall not in any way be affecting or impaired thereby and the parties will attempt to agree upon a valid and enforceable provision which shall be a reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Agreement.

Section 7.13.  Remedies.  In addition to being
enti-tled to exercise all rights provided herein or granted by law, including recovery of damages, the Purchaser will be entitled to specific performance of the obligations of the Company under this Agreement and the Company will be entitled to specific performance of the obligations of the Purchaser hereunder with respect to the subsequent transfer of Convertible Debentures and the Underlying Shares. Each of the Company and the Purchaser agrees that monetary damages would not be adequate compensation for any loss incurred by reason of any breach of its obligations described in the foregoing sentence and hereby agrees to waive in any action for specific performance of any such obligation the defense that a remedy at law would be adequate.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first indicated above.

Company:

INAMED Corporation



By:
Name:     Willem Oost-Lievense
Title:    Chief Financial Officer

Purchaser:





By:
Name:
Title:

Schedule 3.1(a)

[SUBSIDIARIES TO BE PROVIDED BY COMPANY PRIOR TO CLOSING]

Schedule 3.1(c)

[CAPITALIZATION TABLE TO BE PROVIDED BY COMPANY PRIOR
TO CLOSING]

Schedule 3.1(f)


[REQUIRED CONSENTS AND APPROVALS TO BE PROVIDED BY
COMPANY PRIOR TO CLOSING]

Schedule 3.1(g)


[LITIGATION TO BE PROVIDED BY COMPANY PRIOR TO CLOSING]


Exhibit 10.10


     AMENDMENT NO. 1 TO RIGHTS AGREEMENT


This amendment, dated as of June 13, 1997, amends the Rights Agreement dated as of June 2, 1997 (the "Rights
Agreement") between Inamed Corporation (the "Company") and
U.S. Stock Transfer Corporation, as Rights Agent (the
"Rights Agent"). Terms defined in the Rights Agreement and not otherwise defined herein are used herein as so defined.

     W  I  T  N  E  S  S  E  T  H

WHEREAS, on May 23, 1997, the Board of Directors of the
Company authorized the issuance of Rights to purchase, on the terms and subject to the provisions of the Rights
Agreement, one share of the Company's Common Stock; and

WHEREAS, the Board of Directors of the Company authorized and declared a dividend distribution of one Right for every share of Common Stock of the Company outstanding on June 13, 1997 and authorized the issuance of one Right (subject to certain adjustments) for each share of Common Stock of the Company issued between the Record Date and the Distribution Date; and

WHEREAS, on June 2, 1997, the Company and the Rights
Agent entered into the Rights Agreement to set forth the description and terms of the Rights; and

WHEREAS, pursuant to Section 27 of the Rights
Agreement, the Continuing Directors now unanimously desire to amend certain provisions of the Rights Agreement in order to supplement certain provisions therein;

NOW, THEREFORE, the Rights Agreement is hereby amended as follows:

1. Section 1(a) is amended by adding the following at the end thereof:

"Notwithstanding the foregoing, no officer or director of the Company who or which, together with all Affiliates of such Person, is the Beneficial Owner of 15% or more of the outstanding shares of Common Stock of the Company as of the Record Date shall be deemed an Acquiring Person for any purpose of this Agreement, provided, that such officer or director together with his Affiliates does not become the Beneficial Owner of 20% or more of the outstanding shares of Common Stock of the Company."

2. Except as expressly herein set forth, the remaining provisions of the Rights Agreement shall remain in full force and effect.

3. This Amendment may be executed in any number of counterparts, and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, this Amendment No. 1 has been signed to be effective as of the close of business on this 13th day of June, 1997 by authorized representatives of each of the Company and the Rights Agent.

INAMED CORPORATION


By:  /s/ Donald K. McGhan
     Donald K. McGhan
     Chairman and Chief Executive Officer


US STOCK TRANSFER CORPORATION


By:  /s/ Richard C. Brown
     Richard C. Brown
     Vice President


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


DOCUMENT TYPE           EX-27
DOCUMENT DESCRIPTION    FINANCIAL DATA SCHEDULE
PERIOD TYPE             12 MONTHS
FISCAL YEAR END         DECEMBER 31, 1996
PERIOD START            JANUARY 1, 1996
PERIOD END              DECEMBER 31, 1996

CASH                            15,719,183
SECURITIES                               0
RECEIVABLES                     16,904,984
ALLOWANCES                       4,477,187
INVENTORY                       21,929,981
CURRENT ASSETS                  54,033,305
PP&E                            24,197,260
DEPRECIATION                    11,937,738
TOTAL ASSETS                    70,100,427
CURRENT LIABILITIES             30,419,375
BONDS                                    0
PREFERRED - MANDATORY                    0
PREFERRED                                0
COMMON                          13,665,875
OTHER SE                       (19,266,651)
TOTAL LIABILITIES & EQUITY      70,100,427
SALES                           94,348,076
TOTAL REVENUE                   94,348,076
CGS                             34,087,854
TOTAL COSTS                     96,585,802
OTHER EXPENSES                           0
LOSS PROVISION                           0
INTEREST EXPENSE                 5,386,662
INCOME - PRETAX                 (5,986,269)
INCOME TAX                       1,085,392
INCOME - CONTINUING             (7,071,660)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET INCOME                      (7,074,992)
EPS - PRIMARY                        (0.91)
EPS - DILUTED                        (0.91)