Form 10-Q
period 1997-03-31
INAMED CORP
filed 1997-09-09
CIK 109831

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549




                                      FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                                         OF
                        THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1997       COMMISSION FILE NUMBER: 1-9741






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





   On August 31, 1997 there were 8,443,602 Shares of the Registrant's Common
                           Stock Outstanding.

                      This document contains 20 pages.

                      INAMED CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                         Quarter Ended March 31, 1997








                              TABLE OF CONTENTS

                                                                 PAGE
PART I    -     FINANCIAL INFORMATION

                Item 1. Financial Statements

                Consolidated Balance Sheets                         3

                Unaudited Consolidated Income Statements            5

                Unaudited Consolidated Statements of Cash Flows     6

                Notes to the Unaudited Consolidated
                Financial Statements                                8

               Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  15


PART II   -     OTHER INFORMATION                                   19

PART I.FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                MARCH 31, 1997                    DECEMBER 31, 1996
ASSETS

Current assets:
Cash and cash equivalents                       $  1,283,446                      $    923,291
Restricted cash, Settlement Fund                  14,953,759                        14,795,892
Trade accounts receivable, net of allowance for
doubtful accounts  and returns and allowances
of $4,428,342 at March 31, 1997 and
$4,477,187 at December 31, 1996                   15,839,748                        12,427,797
Related party notes receivable                       261,986                           236,065
Inventories                                       21,645,290                        21,929,981
Prepaid expenses and other current assets          1,355,465                         1,547,322
Income tax refund receivable                         141,620                           150,575
Deferred income taxes                              2,018,096                         2,022,382
                                                 ___________                       ___________
     Total current assets                         57,499,410                        54,033,305
                                                 ___________                       ___________
Property and equipment, at cost:
Machinery and equipment                           10,889,019                        10,555,229
Furniture and fixtures                             4,225,960                         4,494,461
Leasehold improvements                             9,376,687                         9,147,570
                                                 ___________                       ___________
                                                  24,491,666                        24,197,260
Less accumulated depreciation
and amortization                                 (12,457,694)                      (11,937,738)
                                                 ___________                       ___________
Net property and equipment                        12,033,972                        12,259,522
                                                 ___________                       ___________
Notes receivable, net of allowance of
     $1,066,958 at March 31, 1997 and
     December 31, 1996                             2,130,569                         2,108,334

Intangible assets, net                             1,333,048                         1,409,935

Deferred income taxes                                    467                             1,759

Other assets, at cost                                275,416                            287,572
                                                 ___________                        ___________
Total assets                                    $ 73,272,882                       $ 70,100,427
                                                 ___________                        ___________

                              (continued)

 The Notes to Financial Statements are an integral part of this statement.

                     INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                MARCH 31, 1997                    DECEMBER 31, 1996

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY

Current liabilities:
Current installments of long-term debt          $    253,680                      $    320,839
Notes payable to bank                              1,004,953                           914,361
Accounts payable                                  13,205,430                        12,445,123
Accrued liabilities:
Salaries, wages, and payroll taxes                 4,457,060                         4,891,054
Interest                                           1,676,933                         3,110,179
Self-insurance                                     1,315,785                         1,372,657
Stock option compensation                             68,714                            68,714
Other                                              1,444,375                         1,538,758
Royalties payable                                  1,856,451                         4,038,404
Income taxes payable                               1,296,126                         1,692,401
Deferred income taxes                                 36,569                            26,885
                                                 ___________                       ___________
  Total current liabilities                       26,616,076                        30,419,375
                                                 ___________                       ___________
Long-term debt, excluding current installments        69,482                            91,105

Deferred grant income                              1,177,174                         1,269,123

Deferred income taxes                                290,285                           253,535

Litigation settlement                              9,152,000                         9,152,000

Convertible debt                                  40,195,972                        34,516,065

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.01 par value.
Authorized 20,000,000 shares;
issued and outstanding 8,209,350                      82,094                            80,366
Additional paid-in capital                        15,000,741                        13,585,509
Cumulative translation adjustment                     62,853                           430,933
Accumulated deficit                              (19,373,795)                      (19,697,584)
                                                 ___________                       ___________
 Stockholders' (deficit) equity                   (4,228,107)                       (5,600,776)
                                                 ___________                       ___________

Total liabilities and stockholders'
(deficit) equity                                $ 73,272,882                      $ 70,100,427
                                                 ___________                       ___________

  The Notes to Financial Statements are an integral part of this statement.

                          INAMED CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED INCOME STATEMENTS
                                      (UNAUDITED)

                                                 Three Months                      Three Months
                                                     Ended                             Ended
                                                MARCH 31, 1997                    MARCH 31, 1996

Net sales                                       $ 26,417,400                      $ 20,402,033
Cost of goods sold                                 8,842,883                         7,772,723
                                                 ___________                       ___________
Gross profit                                      17,574,517                        12,629,310
                                                 ___________                       ___________
Operating expenses:
Marketing                                          7,098,793                         5,947,057
General and administrative                         6,462,328                         6,431,668
Research and development                           2,050,117                         1,175,973
                                                 ___________                       ___________
Total operating expenses                          15,611,238                        13,554,692
                                                 ___________                       ___________
Operating income (loss)                            1,963,279                          (925,382)
                                                 ___________                       ___________
Other income (expense):
Interest income                                      261,293                           277,770
Interest expense                                  (1,045,653)                         (853,874)
Foreign currency transaction gains (losses)         (878,224)                          (94,000)
Miscellaneous income                                  16,028                           143,174
                                                 ___________                       ___________
Net other income (expense)                        (1,646,556)                         (526,930)
                                                 ___________                       ___________
Income (loss) before income tax expense
 (benefit)                                           316,723                        (1,452,312)

Income tax expense (benefit)                          (7,066)                         (185,359)
                                                 ___________                       ___________
Net income (loss)                               $    323,789                      $ (1,266,953)
                                                 ___________                       ___________
Net income (loss) per share of common stock     $        .04                      $       (.17)
                                                 ___________                       ___________
Weighted average common shares outstanding         8,195,910                         7,602,431
                                                 ___________                       ___________






  The Notes to Financial Statements are an integral part of this statement.

                     INAMED CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                1997                              1996
Cash flows from operating activities:
Net income (loss)                               $    323,789                      $ (1,266,953)
                                                 ___________                       ___________
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
Depreciation of property and equipment               326,977                           496,522
Amortization of intangible assets                     76,590                            36,006
Deferred income taxes                                 57,833                           (29,782)
Changes in assets and liabilities:
Trade accounts receivable                         (3,978,002)                       (1,251,235)
Notes receivable                                     (22,235)                          (59,839)
Inventories                                         (663,694)                       (1,196,717)
Prepaid expenses and other current assets            145,559                           223,745
Income tax refund receivable                            (430)                          (18,545)
Other assets                                          10,077                          (126,954)
Accounts payable                                     915,862                        (5,372,051)
Accrued salaries, wages and payroll taxes           (359,018)                       (5,716,087)
Accrued interest                                  (1,433,246)                         (122,818)
Accrued self-insurance                               (56,872)                          (22,000)
Other accrued liabilities                            (49,742)                         (950,646)
Royalties payable                                 (2,181,953)                         (598,074)
Income taxes payable                                (335,213)                       (1,010,902)
                                                 ___________                       ___________
Total adjustments                                 (7,547,507)                      (15,719,377)
                                                 ___________                       ___________
Net cash provided by
    (used in) operating activities                (7,223,718)                      (16,986,330)
                                                 ___________                       ___________
Cash flows from investing activities:
Purchases of property and equipment                 (791,719)                         (521,259)
                                                 ___________                       ___________
Net cash used in investing activities               (791,719)                         (521,259)
                                                 ___________                       ___________



                              (continued)

  The Notes to Financial Statements are an integral part of this statement.

                     INAMED CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                  Three Months ended March 31, 1997 and 1996

              Increase (Decrease) in Cash and Cash Equivalents


                                                1997                              1996
Cash flows from financing activities:
Increases in notes payable and long-term debt   $  5,902,092                      $ 34,506,489
Principal repayment of notes payable
   and long-term debt                               (131,882)                         (157,958)
(Increase) decrease in related party receivables     (26,310)                          382,942
Increase (decrease) in related party payables             --                        (1,696,373)
Net change in deferred grant income                  (28,973)                          (16,394)
Repurchases and retirements of common stock               --                            (3,463)
Issuance of common stock                           1,416,960                                --
                                                 ___________                       ___________
Net cash provided by (used in)
     financing activities                          7,131,887                        33,015,243
                                                 ___________                       ___________
Effect of exchange rate changes on cash            1,401,572                           210,792
                                                 ___________                       ___________
Net increase (decrease) in cash
     and cash equivalents                            518,022                        15,718,446

Cash and cash equivalents at beginning of
     period                                       15,719,183                         2,807,327
                                                 ___________                       ___________
Cash and cash equivalents at end of period      $ 16,237,205                      $ 18,525,773
                                                 ___________                       ___________

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest                                        $  1,066,796                      $     43,771
                                                 ___________                       ___________
Income taxes                                    $     39,824                      $  1,150,437
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

                      INAMED CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997


Note 1  -  Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on Form 10-K.


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

                     INAMED CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 (CONTINUED)


Net Income Per Share

Net income per share is based upon the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded since their inclusion would immaterially affect the calculation or would be antidilutive.

Reclassification

Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1997 presentation.

Note 3 - Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

                                    March  31, 1997    December 31, 1996

Accounts receivable                 $ 20,268,090       $ 16,904,984
Allowance for doubtful accounts         (665,300)          (714,145)
Allowance for returns and credits     (3,763,042)        (3,763,042)
                                     ___________        ___________

Net accounts receivable             $ 15,839,748       $ 12,427,797
                                     ___________        ___________

Notes receivable                    $  3,197,527       $  3,175,292
Allowance for doubtful notes          (1,066,958)        (1,066,958)
                                     ___________        ___________

Net notes receivable                $  2,130,569       $  2,108,334
                                     ___________        ___________

Note 4  -  Inventories

Inventories are summarized as follows:

                                    MARCH 31, 1997     DECEMBER 31, 1996

Raw materials                       $  4,050,556       $  3,558,250
Work in process                        4,449,717          3,917,259
Finished goods                        14,478,249         15,780,401
                                     ___________        ___________
                                      22,978,522         23,255,910
Less allowance for
     obsolescence                     (1,333,232)        (1,325,929)
                                     ___________        ___________
                                    $ 21,645,290       $ 21,929,981

                       INAMED CORPORATION AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 (CONTINUED)


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

The notes became convertible into shares of common stock at the option of the note holders on April 22, 1996. The initial conversion rate was one share of common stock for each $10 principal amount of notes. Alternatively, the notes may automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class. In April 1996 the Company completed the Form S-3 registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements. The Company offered 10% bonus shares to note holders for early conversion of the notes in May, 1996. As a result of this inducement, $440,000 in notes was converted to common stock. An additional $100,000 in notes was converted to common stock in December, 1996.

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

In July 1997 the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.


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

At March 31, 1997, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement.However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

In October 1995, the Federal District Court for the Eastern District of Missouri entered a $10 million default judgment against a subsidiary of the Company arising out of a Plaintiff's claim that she was injured by certain breast implants allegedly manufactured by the subsidiary. The Company did not become aware of the lawsuit until November 1996, due to improper service. The Plaintiff's attorney waited over one year to notify the Company that a default judgment had been entered. The Plaintiff's attorney refused to voluntarily set aside the judgment, although it is clear from the allegations of the complaint that the Plaintiff sued the wrong entity, since neither the named subsidiary, the Company, nor any of its other subsidiaries manufactured the device. The Company has moved to have this judgment set aside. The Company has not made any adjustment in its 1996 or 1997 financial reports to reflect this judgment.

The Company does not have product liability insurance and therefore recovery from an insurance carrier for any settlements paid is not possible.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Results of Operations

Net sales in aggregate were $26.4 million during the first three months of 1997 which represents more than a 29% increase over the first three months sales of 1996 which totaled $20.4 million. During the first three months of 1996, domestic sales growth was adversely affected by shortages of raw materials and by changes made by the Company to certain manufacturing processes and procedures in order to achieve regulatory approvals and attain higher standards of control. The Company notes increasing demand internationally for its products and expects international sales to continue to represent an increasing percentage of net sales. Management anticipates that market growth, continued increases in production capacity, both domestically and internationally, and further expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1997.

Gross profit was $17.6 million or 67% of net sales for the first three months of 1997 compared to $12.6 million and 62% of net sales for the corresponding period in 1996. Management notes that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses in the first quarter of 1997 were $7.1 million, an increase of approximately $1.2 million over this like year-ago period, but as a percentage of net sales decreased to 27% from 29%. This increase is primarily due to the domestic demand for product in excess of current production capabilities, which has required marketing personnel to expend greater efforts in managing the placement of inventory in the field.

General and administrative expenses were $6.5 million for the quarter ended March 31, 1997 and $6.4 million for the quarter ended March 31, 1996. General and administrative expenses as a percentage of net sales were 24% in the first three months of 1997 compared to 32% in the first three months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

Research and development expenses increased from $1.2 million in the first quarter of 1996 to $2.1 million in the first quarter of 1997, reflecting the Company's continuing commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 8% in the first three months of 1997 and 6% in the first three months of 1996. Developing new medical devices by exploiting new technologies continues to be the Company's focus. R&D expenses are expected to increase proportionately with sales throughout 1997 as the Company is also increasing research and development overseas due to the FDA backlog on approval of new devices in the United States.

Interest expense at $1 million for the first three months of 1997 increased in comparison with interest expense for the same period of 1996 of $.9 million.

The Company continues to incur costs related to obtaining FDA and European Economic Community approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone mammary implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The company has received from the FDA an understanding that the agency will not call for final PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product by product and subsidiary by subsidiary basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has opportunity to review the filing requirements.

Financial Condition

During the first three months of 1997 INAMED Corporation maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets worldwide. In order to meet increased international product needs, the Company has increased production in Ireland. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share by favoring direct sales methods rather over distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in ten international countries.

The cash balance has increased since December 31, 1996, and the current ratio was 2.2 to 1 at March 31, 1997, compared to 1.8 to 1 at December 31, 1996. The majority of the Company's cash flows in the first three months of 1996 were generated by the issuance of convertible notes as discussed in Note 4 to the financial statements, and by increased product sales. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

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

During 1997 the Company has had discussions with Noteholders in majority of the 11% Secured Convertible Notes due 1999 to restructure the terms of the notes. In July 1997, the Company reached a comprehensive settlement agreement with the Noteholders in majority. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

In June 1996 the Company entered into a Regulation S transaction ("Offshore Stock Subscription Agreement") with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share. The Company received $3 million in proceeds from this transaction.

In January 1997, the Company received $5.7 million in proceeds from $6.2 million in financing via a 4% convertible debenture purchase agreement, issued at an 8% discount, due January 16, 2000. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The proceeds received were to be used for working capital purposes.

The debentures became convertible into shares of common stock at the option of the holder 60 days after the issue date. The conversion price for each debenture is the lesser of the average per share market value of INAMED common stock for the 5 trading days preceding the original issue date or the average per share market value for the 5 trading days preceding conversion and adjusted to halve any increase exceeding 33%, whichever is greater, or 85% of the average per share market value for the five trading days immediately preceding the conversion date.

The Company forecasts that the majority of cash necessary for US operations will continue to be generated by operations. The Company currently continues to utilize a combination of working capital and its overseas credit facility. The Company is also working to establish a domestic credit facility to meet periodic short-term cash requirements. Increased sales activity throughout 1997 is expected to increase the availability of cash resources. If cash is determined to be inadequate for the level of activity, the Company may reduce expenses such as those related to R & D projects. The future of any affected project would then be uncertain. As cash flow becomes more available, management may renew work on projects, or elect to terminate them, a business decision that will be made on a project by project basis.

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

In April 1994, the Company increased its international line of credit with a major Dutch bank. The current line is approximately $796,000 and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of March 31, 1997, approximately $419,000 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

McGhan Limited continues to receive grants from the Irish Industrial Development Authority ("IDA") which include reimbursement for qualified training expenses, leasehold improvements and capital improvement costs at the Company's operation in Ireland. Additionally, McGhan Limited has obtained approval for additional grants from the European Economic Community under its "Industry R & D Initiative" for approved research and development programs for up to $1 million. The Company believes that additional approvals may be achieved in future years.

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

ITEMS 2. THROUGH 5.

          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K, dated March 19, 1997
          Form 8-K, dated June 10, 1997
          Form 8-K, dated July 9, 1997

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


                                               INAMED CORPORATION




                                               By        /S/DONALD K. MCGHAN
                                               Donald K. McGhan
                                               Chairman of the Board and
                                               Chief Executive Officer




Dated:  SEPTEMBER 8, 1997

INAMED CORPORATION

DOCUMENT TYPE           EX-27
DOCUMENT DESCRIPTION    FINANCIAL DATA SCHEDULE
PERIOD TYPE             3 MONTHS
FISCAL YEAR END         DECEMBER 31, 1997
PERIOD START            JANUARY 1, 1997
PERIOD END              MARCH 31, 1997


CASH                         16,237,205
SECURITIES                            0
RECEIVABLES                  20,268,090
ALLOWANCES                    4,428,342
INVENTORY                    21,645,290
CURRENT ASSETS               57,499,410
PP&E                         24,491,666
DEPRECIATION                 12,457,694
TOTAL ASSETS                 73,272,882
CURRENT LIABILITIES           26,616,076
BONDS                                 0
PREFERRED - MANDATORY                 0
PREFERRED                             0
COMMON                       15,082,835
OTHER SE                    (19,310,942)
TOTAL LIABILITIES AND EQUITY 73,272,882
SALES                        26,417,400
TOTAL REVENUE                26,417,400
CGS                           8,842,883
TOTAL COSTS                  24,454,121
OTHER EXPENSES                        0
LOSS PROVISION                        0
INTEREST EXPENSE              1,045,653
INCOME - PRETAX                 316,723
INCOME TAX                        7,066
INCOME - CONTINUING             323,789
DISCONTINUED                          0
EXTRAORDINARY                         0
CHANGES                               0
NET INCOME                      323,789
EPS - PRIMARY                       .04
EPS - DILUTED                       .04