Form 10-Q
period 1997-06-30
INAMED CORP
filed 1997-09-09
CIK 109831

United States
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549




                                      FORM 10-Q

             FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                         OF
                        THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended June 30, 1997       Commission File Number: 1-9741






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


                      This document contains 22 pages.

                    INAMED CORPORATION AND SUBSIDIARIES

                                 Form 10-Q

                        Quarter Ended June 30, 1997








                               TABLE OF CONTENTS

                                                              Page
PART I    -     FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Consolidated Balance Sheets            3

                Unaudited Consolidated Income Statements         5

                Unaudited Consolidated Statements
                of Cash Flows                                    7

                Notes to the Unaudited Consolidated
                Financial Statements                             9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations              17


PART II   -     OTHER INFORMATION                                21

PART I.FINANCIAL INFORMATION

ITEM 1.
                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                June 30, 1997                     December 31, 1996
Assets

Current assets:
Cash and cash equivalents                       $  1,254,184                      $    923,291
Restricted cash, Settlement Fund                  15,124,658                        14,795,892
Trade accounts receivable, net of allowance for
doubtful accounts  and returns and allowances
of $4,498,366 at June 30, 1997 and
$4,477,187 at December 31, 1996                   16,934,542                        12,427,797
Related party notes receivable                       210,686                           236,065
Inventories                                       22,144,509                        21,929,981
Prepaid expenses and other current assets          1,188,013                         1,547,322
Income tax refund receivable                         200,670                           150,575
Deferred income taxes                              2,006,267                         2,022,382
                                                 ___________                       ___________
     Total current assets                         59,063,529                        54,033,305
                                                 ___________                       ___________
Property and equipment, at cost:
Machinery and equipment                           11,387,657                        10,555,229
Furniture and fixtures                             4,235,452                         4,494,461
Leasehold improvements                             9,679,931                         9,147,570
                                                 ___________                       ___________
                                                  25,303,040                        24,197,260
Less accumulated depreciation
and amortization                                 (13,067,321)                      (11,937,738)
                                                 ___________                       ___________
Net property and equipment                        12,235,719                        12,259,522
                                                 ___________                       ___________
Notes receivable, net of allowance of
     $1,066,958 at June 30, 1997 and
     December 31, 1996                             2,158,985                         2,108,334

Intangible assets, net                             1,255,332                         1,409,935

Deferred income taxes                                  2,283                             1,759

Other assets, at cost                                350,379                           287,572
                                                 ___________                       ___________
Total assets                                    $ 75,066,227                      $ 70,100,427
                                                 ___________                       ___________

                                 (continued)

  The Notes to Financial Statements are an integral part of this statement.

                        INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                 June 30, 1997                    December 31, 1996
Liabilities and Stockholders' (Deficit)  Equity

Current liabilities:
Current installments of long-term debt          $    151,336                      $    320,839
Notes payable to bank                                766,223                           914,361
Accounts payable                                  10,142,112                        12,445,123
Accrued liabilities:
Salaries, wages, and payroll taxes                 2,471,014                         4,891,054
Interest                                           1,734,075                         3,110,179
Self-insurance                                     1,287,057                         1,372,657
Stock option compensation                             68,714                            68,714
Other                                              1,905,153                         1,538,758
Royalties payable                                  3,492,953                         4,038,404
Income taxes payable                               1,387,303                         1,692,401
Deferred income taxes                                 12,530                            26,885
                                                 ___________                       ___________
  Total current liabilities                       23,418,470                        30,419,375
                                                 ___________                       ___________
Long-term debt, excluding current installments        35,377                            91,105

Related Party Notes Payable                        3,601,000                                --

Deferred grant income                              1,107,279                         1,269,123

Deferred income taxes                                422,722                           253,535

Litigation settlement                              9,152,000                         9,152,000

Convertible debt                                  39,305,942                        34,516,065

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.01 par value.
Authorized 20,000,000 shares;
issued and outstanding 8,444,358                      84,444                            80,366
Additional paid-in capital                        15,872,379                        13,585,509
Cumulative translation adjustment                     47,251                           430,933
Accumulated deficit                              (17,980,637)                      (19,697,584)
                                                 ___________                       ___________
 Stockholders' (deficit) equity                   (1,976,563)                       (5,600,776)


Total liabilities and stockholders'
(deficit) equity                                $ 75,066,227                      $ 70,100,427
                                                 ___________                       ___________

  The Notes to Financial Statements are an integral part of this statement.

                         INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED INCOME STATEMENTS
                                    (UNAUDITED)

                                                  Six Months                       Six Months
                                                     Ended                            Ended
                                                 June 30, 1997                    June 30, 1996
Net sales                                        $ 56,103,698                     $ 48,261,533
Cost of goods sold                                 18,485,906                       15,703,743
                                                  ___________                      ___________
Gross profit                                       37,617,792                       32,557,790
                                                  ___________                      ___________
Operating expenses:
Marketing                                          14,917,671                       12,823,910
General and administrative                         13,258,140                       14,599,966
Litigation Settlement                                   8,500                               --
Research and development4,383,7792,103,481
                                                  ___________                      ___________
Total operating expenses                           32,568,090                       29,527,357
                                                  ___________                      ___________
Operating income                                    5,049,702                        3,030,433
                                                  ___________                      ___________
Other income (expense):
Interest income                                       535,809                          575,139
Interest expense                                   (2,181,917)                      (3,725,693)
Royalty Income                                             --                           94,766
Foreign currency transaction gains (losses)        (1,353,284)                        (180,062)
Miscellaneous income                                   44,220                          152,238
                                                  ___________                      ___________
Net other income (expense)                         (2,955,172)                      (3,083,612)
                                                  ___________                      ___________
Income (loss) before income tax expense             2,094,530                          (53,179)

Income tax expense                                    377,584                           70,710
                                                  ___________                      ___________
Net income                                       $  1,716,946                     $   (123,889)
                                                  ___________                      ___________
Net income (loss) per share of common stock      $       0.21                     $      (0.02)
                                                  ___________                      ____________
Weighted average common shares outstanding          8,204,004                        7,618,140
                                                  ___________                      ___________




  The Notes to Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                 Three Months                      Three Months
                                                    Ended                             Ended
                                                June 30, 1997                     June 30, 1996
Net sales                                       $ 29,686,297                      $ 27,859,500
Cost of goods sold                                 9,376,850                         7,931,020
                                                 ___________                       ___________
Gross profit                                      20,309,447                        19,928,480
                                                 ___________                       ___________
Operating expenses:
Marketing                                          7,818,878                         6,876,859
General and administrative                         7,061,985                         8,168,298
Litigation Settlement                                  8,500                                --
Research and development                           2,333,662                           927,508
                                                 ___________                       ___________
Total operating expenses                          17,223,025                        15,972,665
                                                 ___________                       ___________
Operating income                                   3,086,422                         3,955,815
                                                 ___________                       ___________
Other income (expense):
Interest income (expense)                            274,517                           297,369
Interest expense                                  (1,136,264)                       (2,871,819)
Royalty income                                            --                            94,766
Foreign currency transaction  losses                (475,060)                          (86,062)
Miscellaneous income                                  28,192                             9,064
                                                 ___________                       ___________
Net other expense                                 (1,308,615)                       (2,556,682)
                                                 ___________                       ___________
Income before income taxes                         1,777,807                         1,399,133

Income taxes                                         384,650                           256,069
                                                 ___________                       ___________
Net income                                      $  1,393,156                      $  1,143,064
                                                 ___________                       ___________
Net income per share of common stock            $       0.17                      $       0.15
                                                 ___________                       ___________
Weighted average common shares outstanding         8,212,009                         7,633,848
                                                 ___________                       ___________






 The Notes to Financial Statements are an integral part of this statement

                         INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                       Six Months ended June 30, 1997 and 1996

                  Increase (Decrease) in Cash and Cash Equivalents

                                                1997                              1996
Cash flows from operating activities:
Net income (loss)                               $  1,716,946                      $   (123,889)
                                                 ___________                       ___________
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation of property and equipment               828,046                         1,113,696
Amortization of intangible assets                    154,205                           148,453
Deferred income taxes                                180,162                           506,443
Changes in assets and liabilities:
Trade accounts receivable                         (5,246,194)                       (4,349,713)
Notes receivable                                     (50,651)                          135,282
Inventories                                       (1,587,210)                         (795,667)
Prepaid expenses and other current assets            292,195                          (638,122)
Income tax refund receivable                         (62,596)                          (77,330)
Other assets                                         (65,613)                         (135,738)
Accounts payable                                  (2,058,455)                       (5,993,059)
Accrued salaries, wages and payroll taxes         (2,319,573)                       (6,633,085)
Accrued interest                                  (1,376,104)                          112,108
Accrued self-insurance                               (85,600)                          (36,300)
Other accrued liabilities                            428,078                           319,903
Royalties payable                                   (545,451)                         (570,343)
Income taxes payable                                (221,456)                       (1,099,328)
                                                 ___________                       ___________
Total adjustments                                (11,736,217)                      (17,992,800)
                                                 ___________                       ___________
Net cash provided by
    (used in) operating activities               (10,019,271)                      (18,116,689)
                                                 ___________                       ___________
Cash flows from investing activities:
Purchases of property and equipment               (1,897,273)                       (1,167,638)
                                                 ___________                       ___________
Net cash used in investing activities             (1,897,273)                       (1,167,638)
                                                 ___________                       ___________





                                 (continued)

  The Notes to Financial Statements are an integral part of this statement.

                          INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                        Six Months ended June 30, 1997 and 1996

                    Increase (Decrease) in Cash and Cash Equivalents


                                                1997                              1996
Cash flows from financing activities:
Increases in notes payable and long-term debt   $  4,845,942                      $ 34,560,000
Principal repayment of notes payable
   and long-term debt                               (311,098)                       (1,310,481)
(Increase) decrease in related party receivables      24,723                           385,001
Increase (decrease) in related party payables      3,601,000                        (1,759,417)
Net change in deferred grant income                  (53,342)                           23,783
Repurchases and retirements of common stock               --                            (3,463)
Issuance of common stock                           2,290,948                         3,485,451
                                                 ___________                       ___________
Net cash provided by (used in)
     financing activities                         10,398,173                        35,380,874
                                                 ___________                       ___________
Effect of exchange rate changes on cash            2,178,030                           307,413
                                                 ___________                       ___________
Net increase in cash
     and cash equivalents                            659,659                        16,403,960

Cash and cash equivalents at beginning of period  15,719,183                         2,807,327
                                                 ___________                       ___________
Cash and cash equivalents at end of period      $ 16,378,842                      $ 19,211,287
                                                 ___________                       ___________

Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest                                        $  2,116,340                      $  1,134,405
                                                 ___________                       ___________
Income taxes                                    $    365,548                      $  1,658,032
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

                      INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997


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

                        INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997 (CONTINUED)


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

Note 3 - Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

                                       June 30, 1997    December 31, 1996

Accounts receivable                    $ 21,432,908     $ 16,904,984
Allowance for doubtful accounts            (735,324)        (714,145)
Allowance for returns and credits        (3,763,042)      (3,763,042)
                                        ___________      ___________

Net accounts receivable                $ 16,934,542     $ 12,427,797
                                        ___________      ___________

Notes receivable                       $  3,225,943     $  3,175,292
Allowance for doubtful notes             (1,066,958)      (1,066,958)
                                        ___________      ___________

Net notes receivable                   $  2,158,985     $  2,108,334


Note 4  -  Inventories

Inventories are summarized as follows:
                                       June 30, 1997    December 31, 1996

Raw materials                          $  4,079,924    $  3,558,250
Work in process                           4,359,043       3,917,259
Finished goods                           14,942,875      15,780,401
                                        ___________     ___________
                                         23,381,842      23,255,910
Less allowance for
     obsolescence                        (1,237,333)     (1,325,929)
                                        ___________     ___________
                                       $ 22,144,509    $ 21,929,981
                                        ___________     ___________


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

At June 30, 1997, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement.However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicates that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, will be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, is not likely to exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operations

Net sales as an aggregate were $56.1 million during the first six months of 1997 which represents a 16% increase from the first six months of 1996 when sales totaled $48.3 million. The net sales increase is the result of significant effort by management and other employees directed toward moving the Company into a clear leadership position on a worldwide basis in the breast implant market for both reconstructive and aesthetic procedures. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1997.

Gross profit was $37.6 million, or 67% of net sales for the first six months of 1997 compared to $32.6 million, or 67% for the corresponding period in 1996. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

Marketing expenses were $14.9 million and $12.8 million year to date
for the periods ended June 30 1997 and 1996 respectively.   Marketing
expense as a percentage of net sales was 26% in the first six months of 1997, compared to 27% for the first six months of 1996. The increase in marketing expenses represents the Company continued commitment to expansion into new markets worldwide with amore diversified line of advanced medical products.

General and administrative expenses were $13.3 million and $14.6 million year to date for the periods ended June 30, 1997 and 1996 respectively. General and administrative expenses as a percentage of net sales were 23% in the first six months of 1997 compared to 30% in the first six months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

Research and development expenses were $4.4 million and $2.1 million in the first six months of 1997 and 1996 respectively. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 7.8% in the first six months of 1997 and 4.4% in the first six months of 1996. Diversification into other facets of medical devices through the use of new technology
remains a goal of the Company.   R & D expenses are expected to
increase throughout 1997 as the Company increases research and development overseas due to the FDA backlog on approval of new devices in the United States.

Interest expense of $2.2 million increased for the first six months of 1997 in comparison with interest expense for the same period of 1996 of $3.7 million. The significant decrease was the result of the finance charge recorded in the second quarter of 1996 for the issuance of the shares in connection with the waiver of a covenant default in 1996 for the Company's 11% Secured Convertible Notes due 1999.

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

Financial Condition

During the first six months of 1997 INAMED Corporation maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets worldwide. In order to meet increased international product needs, the Company has increased production in Ireland. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share by favoring direct sales methods rather over distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in ten international countries.

The cash balance has increased slightly since December 31, 1996, and the current ratio was 2.5 to 1 at June 30, 1997, compared to 1.8 to 1 at December 31, 1996. The majority of the Company's cash flows in the first six months of 1996 were generated by the issuance of convertible notes as discussed in Note 4 to the financial statements, and by increased product sales. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

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

In April 1994, the Company increased its international line of credit with a major Dutch bank. The current available line is approximately $0.8 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of June 30, 1997, the full line of credit is available as no funds have been drawn against the line of credit. The interest rate on the line of credit is European prime discount rate plus 2.5% per annum, at a minimum of 7% per annum. The current rate is 7%.

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

Management believes short-term liquidity will improve as a result of increased sales throughout 1997, due to increased sales areas and new product introduction, decreased litigation costs as a result of projected global settlement and mandatory class certification or resolution of breast implant litigation, and efforts by the Company to raise future funding through a bank line, public, or private offering. However, no assurances can be given as to the outcome of such efforts.

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


                                           INAMED CORPORATION




                                           By
                                           Donald K. McGhan
                                           Chairman of the Board and
                                           Chief Executive Officer




Dated:  SEPTEMBER 8, 1997

INAMED CORPORATION

DOCUMENT TYPE           EX-27
DOCUMENT DESCRIPTION    FINANCIAL DATA SCHEDULE
PERIOD TYPE             6 MONTHS
FISCAL YEAR END         DECEMBER 31, 1997
PERIOD START            JANUARY 1, 1997
PERIOD END              JUNE 30, 1997

CASH                             16,378,842
SECURITIES                                0
RECEIVABLES                      21,432,908
ALLOWANCES                        4,498,366
INVENTORY                        22,144,509
CURRENT ASSETS                   59,063,529
PP&E                             25,303,040
DEPRECIATION                     13,067,321
TOTAL ASSETS                     75,066,227
CURRENT LIABILITIES              23,418,470
BONDS                                     0
PREFERRED - MANDATORY                     0
PREFERRED                                 0
COMMON                           15,956,823
OTHER SE                        (17,933,386)
TOTAL LIABILITIES & EQUITY       75,066,227
SALES                            56,103,698
TOTAL REVENUE                    56,103,698
CGS                              18,485,906
TOTAL COSTS                      51,053,996
OTHER EXPENSES                            0
LOSS PROVISION                            0
INTEREST EXPENSE                  2,181,917
INCOME - PRETAX                   2,094,530
INCOME TAX                          377,584
INCOME - CONTINUING               1,716,946
DISCONTINUED                              0
EXTRAORDINARY                             0
CHANGES                                   0
NET INCOME                        1,716,946
EPS - PRIMARY                           .21
EPS - DILUTED                           .21