Form 10-Q
period 1997-09-30
INAMED CORP
filed 1997-11-28
CIK 109831

United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

   FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997
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

                   Yes   X    No_____





     On November 24,1997 there were 8,823,476  Shares of the
             Registrant's Common Stock Outstanding.


                This document contains 22 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                            Form 10-Q

                Quarter Ended September 30, 1997





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


                                         September 30, 1997  December 31, 1996
Assets

Current assets:
  Cash and cash equivalents              $  2,657,897        $    923,291
  Restricted cash, Settlement Fund                 --          14,795,892
  Trade accounts receivable, net of
   allowance for doubtful accounts
   and returns allowances of $4,400,672
   at September 30, 1997 and $4,477,187
   at December 31, 1996                    16,561,209          12,427,797
  Related party notes receivable               15,588             236,065
  Inventories                              25,157,420          21,929,981
  Prepaid expenses & other current assets   1,477,652           1,547,322
  Income tax refund receivable                366,872             150,575
  Deferred income taxes                     2,006,267           2,022,382
                                          -----------          ----------
       Total current assets                48,242,905          54,033,305

Property and equipment, at cost:
  Machinery and equipment                  12,129,084          10,555,229
  Furniture and fixtures                    4,467,608           4,494,461
  Leasehold improvements                   10,335,240           9,147,570
                                          -----------         -----------
                                           26,931,932          24,197,260
  Less accumulated depreciation
     and amortization                     (13,727,251)        (11,937,738)
                                          -----------         -----------
     Net property and equipment            13,204,681          12,259,522

Notes receivable, net of allowance of
   $1,066,958 at September 30, 1997
   and December 31, 1996                    2,174,986           2,108,334

Intangible assets, net                      1,187,344           1,409,935

Deferred income taxes                         741,450               1,759

Other assets, at cost                         342,761             287,572
                                          -----------         -----------
Total assets                             $ 65,894,127        $ 70,100,427
                                          -----------         -----------
                                          -----------         -----------

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                         September 30, 1997   December 31, 1996

Liabilities and Stockholders' (Deficit)  Equity

Current liabilities:
  Current installments of long-term debt $     98,941        $   320,839
  Notes payable to bank                       791,755            914,361
  Accounts payable                         11,216,393         12,445,123
  Accrued liabilities:
     Salaries, wages, and payroll taxes     2,770,855          4,891,054
     Interest                               1,369,057          3,110,179
     Self-insurance                         1,195,025          1,372,657
     Stock option compensation                 68,714             68,714
     Other                                  1,473,551          1,538,758
  Royalties payable                         4,846,418          4,038,404
  Income taxes payable                      2,455,710          1,692,401
  Deferred income taxes                        12,429             26,885
                                          -----------        -----------
       Total current liabilities           26,298,848         30,419,375

Long-term debt, excluding current
  installments                                 27,386             91,105

Related Party Notes Payable                 6,257,875                 --

Deferred grant income                       1,040,950          1,269,123

Deferred income taxes                         767,056            253,535

Litigation settlement                       9,152,000          9,152,000

Convertible debt                           24,232,162         34,516,065

Commitments and contingencies

Stockholders' (deficit) equity:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 8,552,905          85,529             80,366
  Additional paid-in capital               16,368,666         13,585,509
  Cumulative translation adjustment          (136,274)           430,933
  Accumulated deficit                     (18,200,071)       (19,697,584)
                                          -----------        -----------
      Stockholders' (deficit) equity       (1,882,150)        (5,600,776)


Total liabilities and stockholders'
   (deficit) equity                      $ 65,894,127       $ 70,100,427
                                          -----------        -----------
                                          -----------        -----------

 The Notes to Financial Statements are an integral part of this statement.

              INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)


                                          Nine Months         Nine Months
                                              Ended             Ended
                                         September 30, 1997  September 30, 1996
Net sales                                $ 80,309,290        $ 71,521,118
Cost of goods sold                         26,285,338          24,308,821
                                          -----------         -----------
     Gross profit                          54,023,952          47,212,297

Operating expenses:
  Marketing                                21,216,025          18,850,662
  General and administrative               20,603,156          21,761,260
  Research and development                  6,694,108           3,560,114
                                          -----------         -----------
     Total operating expenses              48,513,289          44,172,036

     Operating income                       5,510,663           3,040,261

Other income (expense):
  Interest income                             677,676             756,526
  Interest expense                         (3,057,628)         (4,785,071)
  Royalty Income                              211,384              94,766
  Foreign currency transaction
    gains (losses)                         (1,272,032)           (222,123)
  Miscellaneous income (loss)                (200,516)            156,663
                                          -----------          ----------
     Net other income (expense)            (3,641,116)         (3,999,239)

     Income (loss) before income
      tax expense                           1,869,547            (958,978)

Income tax expense                            372,034             153,001
                                          -----------          ----------
     Net income (loss)                   $  1,497,513        $ (1,111,979)
                                          -----------         -----------
                                          -----------         -----------
Net income (loss) per share of
     common stock                        $       0.18        $      (0.14)

Weighted average common shares
    outstanding                             8,296,157            7,743,767







              The Notes to Financial Statements are an
                   integral part of this statement.


               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)


                                         Three Months        Three Months
                                            Ended                Ended
                                         September 30, 1997  September 30, 1996

Net sales                                $ 24,205,593        $ 23,259,585
Cost of goods sold                          7,799,433           8,605,078
                                          -----------         -----------
     Gross profit                          16,406,160          14,654,507

Operating expenses:
  Marketing                                 6,298,355           6,026,752
  General and administrative                7,336,515           7,161,294
  Research and development                  2,310,329           1,456,633
                                          -----------         -----------
     Total operating expenses              15,945,199          14,644,679

     Operating income (loss)                  460,961               9,828

Other income (expense):
  Interest income                             141,866             181,387
  Interest expense                           (875,711)         (1,059,378)
  Royalty income                              211,384                  --
  Foreign currency transaction
    gains (losses)                             81,253             (42,061)
  Miscellaneous income (expense)             (244,734)              4,425
                                          -----------         -----------
     Net other (expense)                     (685,942)           (915,627)

     Income (loss) before income taxes       (224,981)           (905,799)

Income tax expense (benefit)                   (5,548)             82,291
                                          -----------         -----------
     Net income (loss)                   $   (219,433)       $   (988,090)
                                          -----------         -----------
                                          -----------         -----------
Net income (loss) per share of
     common stock                        $      (0.03)       $      (0.12)

Weighted average common shares
    outstanding                             8,477,455           7,998,507






  The Notes to Financial Statements are an integral part of this statement

              INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


          Nine Months ended September 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents

                                         1997                1996
Cash flows from operating activities:
  Net income (loss)                      $  1,497,513        $ (1,111,979)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation of property and equipment    1,415,910           1,810,802
  Amortization of intangible assets           223,813             230,533
  Deferred income taxes                      (213,144)            (24,093)
  Changes in assets and liabilities:
     Trade accounts receivable             (4,947,503)         (3,832,241)
     Notes receivable                         (66,652)            174,564
     Inventories                           (4,791,839)         (2,728,211)
     Prepaid expenses & other current assets   (9,531)            117,451
     Income tax refund receivable            (228,489)           (144,828)
     Other assets                             (58,365)           (147,455)
     Accounts payable                        (905,540)         (6,143,367)
     Accrued salaries, wages & payroll taxes(2,003,836)        (5,396,239)
     Accrued interest                       (1,741,122)            62,366
     Accrued self-insurance                   (177,632)           (36,300)
     Other accrued liabilities                   5,527            497,656
     Royalties payable                         808,014           (946,051)
     Income taxes payable                      853,578         (1,726,374)
                                           -----------        -----------
     Total adjustments                     (11,836,811)       (18,231,787)

     Net cash provided by
         (used in) operating activities    (10,339,298)       (19,343,766)

Cash flows from investing activities:
  Purchases of property and equipment       (3,747,536)        (2,266,227)

  Net cash used in investing activities     (3,747,536)        (2,266,227)


                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


          Nine Months ended September 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents


                                         1997                1996

Cash flows from financing activities:
  Increases in notes payable and
    long-term debt                       $  5,647,935        $ 34,836,498
  Principal repayment of notes payable
     and long-term debt                   (16,211,223)           (530,451)
  (Increase) decrease in related party
     receivables                              219,500             371,962
  Increase (decrease) in related party
     payables                               6,257,875          (1,759,417)
  Net change in deferred grant income         (75,827)             13,520
  Repurchases and retirements of common stock  (6,906)             (3,463)
  Issuance of common stock                  2,795,225           3,499,951
                                          -----------         -----------
    Net cash provided by (used in)
          financing activities             (1,373,421)         36,428,600

    Effect of exchange rate changes on cash 2,398,969             356,500
                                          -----------         -----------
     Net increase in cash
          and cash equivalents            (13,061,286)         15,175,107

Cash and cash equivalents at beginning
         of period                         15,719,183           2,807,327

Cash and cash equivalents at end
         of period                       $  2,657,897        $ 17,982,434
                                          -----------         -----------
                                          -----------         -----------
Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest                            $  3,198,314        $  1,388,794
     Income taxes                        $    370,564        $  1,530,932


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




    The Notes to Financial Statements are an integral part of
                         this statement.


               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997


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


Note  2   -   Basis  of Presentation and Summary  of  Significant
              Accounting Policies

The Company

       INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which is a development company that develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and INAMED B.V., a Netherlands corporation, INAMED B.V.B.A., a Belgium corporation, INAMED GmbH, a German corporation, INAMED S.R.L., an Italian corporation, INAMED Ltd., a United Kingdom corporation, INAMED S.A.R.L., a French corporation, INAMED, S.A., a Spanish corporation, INAMED do Brazil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, McGhan Medical Asia Pacific, a Hong Kong corporation, McGhan Medical Mexico S.A. de C.V., a Mexican corporation, and Bioenterics Latin America, S.A. de C.V., a Mexican corporation which all sell medical devices on a direct sales basis in the various countries in which they are located.

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

Note 3 - Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                                      September 30, 1997  December 31, 1996

     Accounts receivable              $  20,961,881       $  16,904,984
     Allowance for doubtful accounts       (637,630)           (714,145)
     Allowance for returns and credits   (3,763,042)         (3,763,042)
                                          _________           _________

     Net accounts receivable          $  16,561,209       $  12,427,797


     Notes receivable                 $   3,241,944       $   3,175,292
     Allowance for doubtful notes        (1,066,958)         (1,066,958)
                                          _________           _________

     Net notes receivable             $   2,174,986       $   2,108,334


Note 4  -  Inventories

     Inventories are summarized as follows:
                                     September 30, 1997   December 31, 1996

          Raw materials              $   4,030,980        $   3,558,250
          Work in process                3,819,929            3,917,259
          Finished goods                18,319,775           15,780,401
                                       -----------          -----------
                                        26,170,684           23,255,910
          Less allowance for
               obsolescence             (1,013,264)          (1,325,929)
                                      ------------          -----------
                                     $  25,157,420        $  21,929,981



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

      In June 1997, the Company received a "Notice of Default" from Appaloosa Management ("Appaloosa") and its affiliates, who are holders of more than 50 percent in principal amount of the Company's 11% Secured Convertible Notes due 1999. Although the Company is current in its payment obligations with respect to the Notes, the Notice of Default relates to non-compliance with various financial covenants and the non-delivery of opinions and certificates due under the indenture governing the Notes. Specifically, the Notice of Default is under Section 4.1(3) of the Indenture in the performance of the Company's agreements and covenants in Sections 8.6, 8.16, 8.18 and 12.2 of the Indenture and Section 2.18 of the Note Purchase Agreement. The Notice of Default was not an acceleration notice under the indenture; instead, it simply purported to increase the interest rate on the Notes to the default rate of 14.5%.

     In July 1997, the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at 103% of the note balance at $5.50 per share instead of 85% of the market. The restructuring also resulted in the Company returning approximately $15 million to the Noteholders and reducing the total note balance to approximately $19.7 million which if converted would result in 3,687,668 shares issued. The $15 million would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period. The exercise price has decreased to $7.50 due to the Company's inability to cause the registration statement for the warrants and warrant shares to be declared effective by October 31, 1997. The total shares to be issued if these warrants were executed would be 1,846,071.

Note 6  -  Commitments and Contingencies

      The Company and/or its subsidiaries are defendants in numerous state and federal court actions and a Federal class action in the United States District Court, Northern District of Alabama, Southern Division, under The Honorable Sam C. Pointer, Jr., Chief Judge U.S. District Court, identified as Breast Implant Products Liability Litigation, Multiple District Litigation No. 926, Master File No. CV 92-P-10000-S ("MDL 926"). One of the federal cases, Lindsey, et al., v. Dow Corning Corp., et al., Civil Action No. CV 94-11558-S was conditionally certified as a class action for purposes of settlements ("MDL Settlement") on behalf of persons having claims against certain manufacturers of breast implants. The alleged factual basis for typical lawsuits includes allegations that the plaintiffs' breast implants caused specified ailments including, among others, auto-immune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue.

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

      At September 30, 1997, the Company's reasonable estimate of its liability to fund the Revised Settlement Program was a range between $9.1 million, the original accrual as noted above, and the discounted present value of the $50 million aggregate the Company estimated it might have been required to contribute under the Revised Settlement Program. Again, due to the uncertainty of the ultimate resolution and acceptance of the Revised Settlement Program by the registrants, claimants and plaintiffs (which acceptance and participation is necessary for any contributions under the Revised Settlement Program) and the limited and changing information related to the claims, no precise estimate of the possible additional loss or range of loss can be made and, consequently, the financial statements do not reflect any additional provision for the litigation settlement. However, preliminary information obtained prior to July 31, 1997, concerning claims and opt-outs filed under the Revised Settlement indicated that the range of costs to the Company of its contributions, while likely to exceed $9.1 million, would be substantially less than $50 million. This preliminary information suggests that the cost for current claims, which will be payable after the conclusion of all appeals relating to the Revised Settlement, would not likely exceed $16 million. This estimate may change as further information is obtained. The additional cost for ongoing claims payable over the 15-year life of the program is still unknown, but is capped at approximately $6 million under the terms of the Revised Settlement.

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

      The Company's agreement to the terms of the Revised Settlement Program does not alter the Company's need for complete resolution sought under a mandatory ("non-opt-out") settlement class (the "Mandatory Class") or other acceptable settlement resolution. The Company's ability to meet its obligations under the Revised Settlement Program is uncertain. In 1994, the Company petitioned the United States District Court, Northern District of Alabama, Southern Division, for certification of a Mandatory Class under the provisions of Federal Rules of Civil Procedure. Since that time, the Company has been in negotiation with the plaintiffs concerning an updated mandatory settlement class or other acceptable resolution. On July 1, 1996, the Company filed an appearance of counsel and status report on the INAMED Mandatory Class application to the United States District Court, Northern District of Alabama, Southern Division, Chief Honorable Judge Samuel C. Pointer, Jr. There can be no assurance that the Company will receive Mandatory Class certification or other acceptable settlement resolution.

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

      In October 1995, the Federal District Court for the Eastern District of Missouri entered a $10 million default judgment against a subsidiary of the Company arising out of a Plaintiff's claim that she was injured by certain breast implants allegedly manufactured by the subsidiary. The Company did not become aware of the lawsuit until November 1996, due to improper service. The Plaintiff's attorney waited over one year to notify the Company that a default judgment had been entered. The Plaintiff's attorney refused to voluntarily set aside the judgment, although it is clear from the allegations of the complaint that the Plaintiff sued the wrong entity in this lawsuit, since neither the named subsidiary, the Company, nor any of its other subsidiaries manufactured the device. The Company has moved to have this judgment set aside. The Company has not made any adjustment in its 1996 or 1997 financial reports to reflect this judgment.

      The Company does not have product liability insurance and therefore recovery from an insurance carrier for any settlements paid is not possible.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



Results of Operations

      Net sales as an aggregate were $80.3 million during the first nine months of 1997 which represents a 12% increase from the first nine months of 1996 when sales totaled $71.5 million. The net sales increase is the result of significant effort by management and other employees directed toward moving the Company into a clear leadership position on a worldwide basis in the breast implant market for both reconstructive and aesthetic procedures. The Company expects international sales to continue to represent an increasing percentage of net sales, since this market is experiencing increasing demand. Management anticipates that continued market growth, an increase in production capacity, both domestically and internationally, and expansion of the international sales force will allow an increase in sales growth throughout the remainder of 1997 and into 1998.

      Gross profit was $54 million, or 67% of net sales for the first nine months of 1997 compared to $47.2 million, or 66% for the corresponding period in 1996. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

     Marketing expenses were $21.2 million and $18.9 million year to date for the periods ended September 30, 1997 and 1996 respectively. Marketing expense as a percentage of net sales was 26% in the first nine months of 1997 and 1996. The increase in marketing expenses represents the Company's continued commitment to expansion into new markets worldwide with a more diversified line of advanced medical products.

      General and administrative expenses were $20.6 million and $21.8 million year to date for the periods ended September 30, 1997 and 1996 respectively. General and administrative expenses as a percentage of net sales were 26% in the first nine months of 1997 compared to 30% in the first nine months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

     Research and development expenses were $6.7 million and $3.6 million in the first nine months of 1997 and 1996 respectively. The Company continues its commitment to developing new and improved medical products for use by the medical profession and the public. As a percentage of net sales, this expense was 8% in the first nine months of 1997 and 5% in the first nine months of 1996. R & D expenses are expected to increase throughout 1997.

      Interest expense of $3.1 million decreased for the first nine months of 1997 in comparison with interest expense for the same period of 1996 of $4.8 million. The significant decrease was the result of the finance charge recorded in the second quarter of 1996 for the issuance of the shares in connection with the waiver of a covenant default in 1996 for the Company's 11% Secured Convertible Notes due 1999. In addition, the redemption of the $15 million convertible notes has lowered the Company's interest expense.

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

      The Company continues to incur costs related to obtaining FDA and European Economic Community approvals for the Company's products. The Company is continuing to address FDA regulations related to pre-market approval of silicone breast implants, and anticipates ongoing investment of employee hours and Company funds to facilitate compliance with all FDA regulations as determined by PMA studies and any new regulations which may be adopted. The company has received from the FDA an understanding that the agency will not call for final saline filled breast implants PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product by product and subsidiary by subsidiary basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any PMA filings is unknown until the call for a PMA occurs and the Company has opportunity to review the filing requirements.

Financial Condition

      During the first nine months of 1997 INAMED Corporation maintained its position as one of the largest medical device companies serving the plastic, reconstructive and general surgical markets worldwide. In order to meet increased international product needs, the Company has increased production in Ireland. The Irish facility works closely with the Company's subsidiaries in Europe to develop new products for that market. Internationally, the Company has significantly increased its market share by favoring direct sales methods rather over distributors wherever financially advantageous to do so. The Company currently has direct marketing subsidiaries in ten international countries.

      The cash balance has decreased significantly since December 31, 1996 due to the return of the escrowed funds to the
Noteholders. The current ratio was 1.8 to 1 at September 30, 1997, compared to 1.8 to 1 at December 31, 1996. The majority of the Company's cash flows in the first nine months of 1997 were generated by the issuance of the $6.2 million debenture, the $6.4 million related party revolving promissory note, as well as by increased product sales. In 1996, cash flows were primarily from the convertible notes as discussed in Note 5 to the financial statements. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

     Breast implant product liability related issues are expected to continue to draw on the Company's liquidity throughout 1997. The Company continues to negotiate extended payment terms on these expenses which the Company feels will reduce the adverse effect on short-term and long-term liquidity. However, there is no assurance that the extended payment terms will be granted by the legal firms involved.

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

     In January 1996, the Company completed a private placement offering by issuing three-year collateralized convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for a portion of the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. $15 million was initially held in an escrow account to be released upon the granting and court approval of mandatory class certification; however, these funds have since be returned to the Noteholders.

       During 1997, the Company has had discussions with Noteholders in majority of the 11% Secured Convertible Notes due 1999 to restructure the terms of the Notes. In July 1997, the Company reached a comprehensive settlement agreement with the Noteholders in majority. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at 103% of the note balance at $5.50 per share instead of 85% of the market price. The restructuring also resulted in the Company returning approximately $15 million to the Noteholders and reducing the total note balance to approximately $19.7 million which if converted would result in 3,687,668 shares issued. The $15 million would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subject to adjustment), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period. The exercise price has decreased to $7.50 due to the Company's inability to cause the registration statement for the warrants and warrant shares to be declared effective by October 31, 1997. The total shares to be issued if these warrants were executed would be 1,846,071.

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

     The debentures became convertible into shares of common stock at the option of the holder 60 days after the issue date. The conversion price for each debenture is the lesser of the average per share market value of INAMED common stock for the 5 trading days preceding the original issue date or the average per share market value for the 5 trading days preceding conversion and adjusted to halve any increase exceeding 33%, whichever is greater, or 85% of the average per share market value for the five trading days immediately preceding the conversion date. Year to date, $1.4 million of this debenture has converted to common stock.

     The Company currently has a revolving unsecured promissory note with International Integrated Industries, L.L.C., an entity controlled by the Company's Chairman and Chief Executive Officer, Mr. Donald McGhan. The note balance as of September 30, 1997 was approximately $6.4 million and is accruing interest at a rate of 10.5%. Mr. McGhan has established this loan to assist the company with its working capital needs. It is at terms advantageous to the Company compared with the various other fundings discussed above.

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

     The Company has an international line of credit with a major Dutch bank. The current available line is approximately $0.8 million and is collateralized by the accounts receivable, inventories and certain other assets of INAMED B.V. As of
September 30, 1997, the full line of credit is available as no funds have been drawn against the line of credit. The interest rate on the line of credit is European prime discount rate plus
2.5% per annum, at a minimum of 7% per annum. The current rate is 7%.

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

     Management believes short-term liquidity will continue to improve as a result of increased sales throughout 1997, due to increased sales areas and new product introduction, decreased litigation costs as a result of projected global settlement and mandatory class certification or resolution of breast implant litigation, and efforts by the Company to raise future funding through a bank line, public, or private offering. However, no assurances can be given as to the outcome of such efforts.

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




Dated:          November 28, 1997