Form 10-K
period 1997-12-31
INAMED CORP
filed 1998-07-07
CIK 109831

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K


    FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1997
Commission File Number: 1-9741




                       INAMED CORPORATION


State of Incorporation:  Florida
I.R.S. Employer Identification No.:  59-0920629

 3800 Howard Hughes Parkway, Suite 900, Las Vegas, Nevada  89109

                Telephone Number:  (702) 791-3388


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

  The aggregate market value of voting stock held by non-affiliates as of June 30, 1998, was $79,681,534.

On June 10, 1998 there were 10,120,290 shares of Common Stock out standing.


               This document contains 110 pages.


             Exhibit index located on pages 42-45.



This Form 10-K is for the fiscal year ended December 31, 1997, and also includes updated disclosure and audited financial statements with respect to the fiscal year ended December 31, 1996. The Company has chosen to adopt this presentation format because its Form 10-K for the fiscal year ended December 31, 1996 did not include an auditor's report, and in the approximately fifteen month period since the late filing of that report there have been numerous material changes involving the Company and its business which are disclosed in this Annual Report on Form 10-K. The Company believes that the most effective means of providing complete and updated disclosure is to present in one document all of the periods which would otherwise be covered in its 1996 and 1997 Forms 10-K.


                             PART I

ITEM 1.   BUSINESS.

      INAMED Corporation ("INAMED" or the "Company"), through its subsidiaries, is one of the leading world-wide developers, manufacturers and marketers of breast implants for plastic and reconstructive surgery. The Company produces both saline-filled and silicone gel-filled breast implants in a wide variety of models, shapes and sizes. The Company also manufactures and markets a number of other surgically implantable products, including tissue expanders, facial implants and custom prostheses for plastic and reconstructive surgery, as well as products for treatment of obesity. The Company owns, or has exclusive licenses covering, over 40 patents in the United States and overseas and manufactures its products in facilities located in the United States and Ireland.

      The  Company's common stock is publicly traded on  the  OTC
Bulletin Board under the under the symbol IMDC.

Recent Developments

      Beginning in January 1998, there have been a number of significant developments at the Company:

      Changes in Senior Management. On January 23, 1998 the Company announced the hiring of Richard G. Babbitt as President and Chief Executive Officer, and Ilan K. Reich as Executive Vice President. Those officers were also elected to the Board of
Directors.   On  February  11, 1998, the  Company  announced  the
resignation of Donald K. McGhan from his executive and board positions with the Company and the election of Richard G. Babbitt as Chairman. In recognition of Mr. McGhan's past contributions he was named Chairman Emeritus. On March 25, 1998 the Company announced the hiring of Tom K. Larson, Jr. as its new Chief Financial Officer. On June 24, 1998, Jim J. McGhan's employment with the Company and its subsidiaries was terminated. Jim J. McGhan was the Chief Operating Officer of the Company, and he is Donald K. McGhan's son. Jim J. McGhan continues as a member of the Board of Directors.

      New Management's Focus. The new senior executive management team has been focused on three key priorities: first, resolving the breast implant litigation on an expeditious basis; second, returning the Company to profitability; and third, formulating and executing a long-term strategic plan for the Company. This strategic plan will entail the reorganization of certain of the Company's businesses and personnel. The Company anticipates that further changes in the composition of the Company's board of directors and senior management staff (both at the parent company level and at the subsidiary level) may arise during 1998.

      Proposed Settlement of Breast Implant Litigation. In April 1998 the Company entered into agreements with the Plaintiffs' Class Settlement Counsel and Minnesota Mining & Manufacturing Company ("3M"), under which it will pay an aggregate of $34.5 million to settle all claims arising from breast implants which were implanted before June 1, 1993 and to resolve a significant indemnity claim by 3M. The settlement agreement with the plaintiffs, which is subject to Court approval, is structured as a mandatory non-opt-out class action settlement covering the Company and its subsidiaries. The provisional agreement with 3M is subject to completion of the settlement with the plaintiffs. The payments under these agreements will not become due before April 30, 1999 or 90 days after the Court's final order becomes non-appealable, whichever is later. For a detailed discussion of the terms of the proposed settlement, see "Item 3 - Legal Proceedings - Breast Implant Litigation."

      Financing the Settlement of the Breast Implant Litigation. The Company contemplates financing the cost of the settlement through a combination of the issuance of additional senior secured debt, the issuance of $3 million of common stock, and the application of approximately $13.9 million in proceeds to be received upon exercise of the warrants to purchase common stock which were issued for this general purpose in July 1997. The Company has discussed its financing plans with Appaloosa Management L.P. and its affiliates, who are jointly the largest holders of the Company's 11% senior secured notes. Those entities have indicated their willingness to provide the new financing, subject to negotiation of satisfactory terms, covenants and legal documentation, including amendments to the existing indenture and a new maturity date for the existing senior debt. Such new financing may entail the issuance of warrants or convertible securities which could be dilutive to existing holders of the Company's common stock.

      Substantial Charges to 1997 Results. In order to reflect the costs of the proposed settlement of the breast implant litigation and other items, the Company is incurring an aggregate of $32 million of charges for 1997. In addition, the Company believes that it will incur approximately $5 million of charges in 1998 in connection with a proposed restructuring plan currently being developed by the new senior management team. While the Company believes that these charges adequately reflect the total costs of the proposed settlement and the restructuring plan, the Company may be required to incur additional charges (which could be substantial) as those matters are concluded.

      Change of Independent Accountants; SEC Action. In March 1998 Coopers & Lybrand L.L.P. resigned as the Company's independent accountant, and in April 1998 the Company retained BDO Seidman LLP as its new independent accountant. Due to a variety of factors, the Company did not timely file its Annual Reports on Form 10-K for 1996 and 1997; moreover, now that the audits for those years are completed, the Company will be restating its 1997 quarterly financial statements. In December 1997 the Company entered into a consensual settlement of a lawsuit by the Securities and Exchange Commission (the "SEC"), whereby the Company agreed to file an amendment to its 1996 Form 10-K by March 2, 1998 and to thereafter timely file its required public filings. Due to a variety of factors, the Company was unable to meet that deadline. The Company has held discussions with the SEC regarding this matter; however, the Company does not know whether, or to what extent, the SEC may seek sanctions or other remedies based on the Company's failure to meet the terms of this settlement. The Company understands that the SEC is conducting a preliminary inquiry with respect to certain matters which were publicly disclosed in a Form 8-K filing in March 1998 in connection with the resignation of Coopers & Lybrand L.L.P. The Company has been fully cooperating with the SEC's requests for documents in connection with that inquiry.

Corporate History and Organization

     The Company (formerly First American Corporation) was incorporated under the laws of the state of Florida on February 6, 1961. In 1985, First American Corporation acquired all of the outstanding shares of McGhan Medical Corporation ("MMC") in a stock-for-stock, reverse merger transaction. The Company changed its name in 1986 from First American Corporation to INAMED Corporation in order to better reflect its involvement in the medical field. The name was chosen to promote the recognition of the concepts "Innovation and Medicine". MMC now operates as a wholly-owned subsidiary of INAMED Corporation. MMC entered the medical device business on August 3, 1984, through the acquisition of assets related to Minnesota Mining and Manufacturing company's ("3M") silicone implant product line.

     Specialty Silicone Fabricators, Inc. ("SSF") was a wholly-owned subsidiary of McGhan Medical Corporation at the time McGhan Medical was acquired by First American Corporation. As a result of the acquisition, SSF became a wholly-owned subsidiary of First American Corporatino, and operated as such until it was divested in August 1993.

     Unless otherwise indicated by context, the term "Company" as used herein refers to INAMED and its subsidiaries. The purpose of this method of filing as one company is to reflect consolidation for the sole purpose of reporting in the required SEC method and is not intended for any other purpose. INAMED Corporation is the subsidiaries' parent through stock ownership. INAMED's subsidiaries operate as idividual corporations corresopnding to their state corporate filings, and under their own daily management, to assist INAMED in accomplishing its corporate objectives.

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

     In October 1989, INAMED incorporated its McGhan Limited subsidiary which designed and equipped a new medical device manufacturing plant in Arklow, County Wicklow, Ireland, to supplement production of the Company's current and future products. The location in Ireland was selected because it offers many favorable conditions such as availability of labor at reasonable rates, availability of attractive grants from the Industrial Development Authority (IDA), geographic proximity to INAMED B.V., favorable local tax treatment and membership in the European Economic Community or EEC. The manufacturing plant in Ireland was fully operational in 1993, and is capable of supplying nearly all of the products sold in the international market. Future new products will be produced by McGhan Limited for sale internationally with limited support shipments from the Company's U.S. manufacturing plants. In support of anticipated increasing future international demand, the Company incorporated its Chamfield Limited subsidiary in 1993 to manufacture raw materials to be used in McGhan Limited's manufacturing process. Chamfield Limited's manufacturing facilities are located adjacent to McGhan Limited's facilities.

     In November 1989, INAMED incorporated its INAMED B.V. subsidiary in Breda, The Netherlands, to warehouse and distribute the Company's products to the European Community, Asia and other international locations. INAMED B.V. also markets products on a direct sales basis throughout The Netherlands. In conjunction with, and to further accomplish its long-range plans, the Company incorporated INAMED GmbH in Germany and INAMED B.V.B.A. in Belgium as subsidiaires in December 1989, thereby establishing a base from which to initiate direct sales of its products in two additional countries.

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

     In 1993, the Company also incorporated Flowmatrix Corporation in Las Vegas, Nevada, a wholly-owned subsidiary which manufactures high-quality silicone components and devices for INAMED's wholly-owned subsidiaries.

     The Company continued to expand its international marketing base in 1993 by incorporating INAMED S.A.R.L. in Paris, France, a wholly-owned subsidiary of INAMED B.V.

     In 1993, the Company sold its Specialty Silicone Fabricators ("SSF") subsidiary and SSF's Innovative Surgical Products subsidiary to Innovative Specialty Silicone Acquisition Corporation ("ISSAC"), a private investment group which included certain members of Specialty Silicone Fabricators' management. The transaction was valued at approximately $10.8 million, including $2.7 million in cash, $5.9 million in structured short-term and long-term notes, and the retirement of $2.2 million in intercompany notes due to SSF by the Company's subsidiaries.

     Effective January 1994, the Company acquired the assets of Novamedic, S.A. in Barcelona, Spain. Novamedic,S.A. was a well-established distributor of medical products in Spain which further strengthened the Company's presence in the international market. The new subsidiary was renamed INAMED, S.A. and operates as a wholly-owned subsidiary of the Company.

     The incorporation of INAMED do Brasil in 1995, INAMED Mexico in 1996, and BioEnterics Latin America in 1997 has strengthened the Company's presence in the Latin American area.

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

Products and Markets

      Breast implants and related tissue expander products, which comprise approximately 90% of the Company's consolidated sales, are used for reconstruction following total or partial removal (mastectomy) of tissue as the result of breast cancer, or for augmentation in cosmetic surgery.

     Implant Products. All breast implants consist of a silicone elastomer (rubber) shell filled with either saline solution (salt water) or silicone gel. In order to meet each woman's individual needs, most breast implants are produced in a wide variety of shapes and sizes. The shape of breast implants can be either round or anatomical. Round breast implants generally give a woman a round curve in the upper part of her breasts, while anatomical breast implants give the woman a gentle slope which is shaped more like a natural breast. Both types of implants are designed to increase breast size. The surface construction of the finished implants provides the surgeon the opportunity to select from a smooth silicone, the patented BioCell textured surface or the patented MicroCell textured surface.

      In January 1992, the Food and Drug Administration ("FDA") requested that all U.S. manufacturers stop selling their silicone gel-filled implants as a voluntary action, and that surgeons refrain from implanting the devices in patients pending further review of information relating to the safety of the products. Furthermore, in April 1992, the FDA announced that silicone gel-filled breast implants would be available only under controlled clinical studies. Accordingly, through 1997, the Company markets and distributes its silicone gel-filled breast implants only outside the United States, and markets and distributes saline-filled breast implants both in the United States and abroad.

      Breast  reconstructive surgery is the process  by  which  a surgeon recreates or reconstructs a woman's breast following a mastectomy. According to a study published by the American Society of Plastic and Reconstructive Surgeons ("ASPRS"), in 1997 approximately 50,000 reconstruction procedures were performed, as compared with approximately 29,000 in 1992. The Company believes that the aging U.S. population and the increased awareness among middle-aged and older women in the United States of the dangers and incidence of breast cancer will lead to increased numbers of mastectomies, and corresponding increases in opportunities for reconstructive breast implants. In addition, according to the ASPRS, 26 states now have legislation requiring insurance carriers that reimburse female policyholders for part or all of the cost of radical mastectomies to offer partial or full reimbursement for reconstructive breast implant surgery as well.

      Breast augmentation is the process by which breast implants are used to enhance the size or shape of a woman's breast for cosmetic reasons. According to the ASPRS, approximately 122,000 women had augmentation surgery in 1997, as compared to approximately 32,000 in 1992. Typical recipients of breast implants for augmentation purposes are women aged 18 to 50 with moderate to upper-moderate incomes. The Company believes that the large proportion of the U.S. population currently aged 25 to 40 will result in increased demand for augmentation breast implant surgery in the coming years.

      Breast implants are placed either under a woman's breast tissue (subglandular position) or under a woman's pectoralis muscle (sub-muscular position). If the implant is saline-filled, it is usually inserted empty and then filled and positioned. An advantage to this type of implant is that it can usually be placed through a small incision. The incision is made as inconspicuously as possible in either the fold of the breast (an inframammary incision), around the nipple (a periareolar incision) or under the arm (a transaxillary incision). If the incision is made under the arm, endoscopic techniques, involving the use of a probe fitted with a tiny camera, may be used to visualize the creation of the surgical pocket.

      Breast implant surgery is performed in an outpatient operating room, either in the surgeon's office or at a hospital. If done for augmentation purposes, the surgery is typically performed on an outpatient basis and general anesthesia is most commonly used, although local anesthesia may be an option. Augmentation surgery usually lasts one to two hours during which the surgeon makes an incision and creates a pocket for the implant. Finally, the incision is closed with stitches and tape. Reconstructive surgery generally occurs in a hospital, and can often require more than one operation over a period of several months.

      Tissue Expanders and Other Products. The Company develops, manufactures and markets a line of implantable and intraoperative tissue expanders, which are used in connection with reconstructive surgery as the result of breast cancer. A typical tissue expander is implanted at a site where new tissue is desired. After the device is implanted, fluid can be injected into the injection port which then flows into the larger expanding chamber. This causes increased pressure under the skin resulting in tissue growth over a reduced period of time. The expanded tissue can then be used to cover defects, burns and injury sites or prepare a healthy site for an implant with the extra tissue available without the trauma of skin grafting. The Company has further developed its tissue expander product line by incorporating a patented integral valve injection area that is located by a magnetic detection system to enable the doctor to determine the location of the injection port.

      The Company manufactures and markets its patented BioSpan tissue expander product line that utilizes the patented BioCell textured surface which allows more precise surgical placement. Use of the BioSpan tissue expander surface decreases the risk of severe contraction of the tissue capsule around the implant. The Company produces the BioDimensional system for breast reconstruction following radical mastectomy procedures. The BioSpan tissue expanders and BioCell breast implants used for this system were designed using computer-assisted modeling to determine the ideal dimensions. Computer imaging programs were also used to evaluate the expected aesthetic results. The BioDimensional system matches the specific size tissue expander to the breast implant that will be used for the breast reconstruction procedure.

      The Company also manufactures and markets silicone gel sheeting intended for use in the treatment and control of
scarring.   The  products are sold under the trade names  TopiGel
and  Epi-Derm.   The  Company has configurations  for  the   scar
management of long incisional scars following cardiac or C-Section surgery, custom configurations for treating small and mid-size scars, and a full-sized sheet for reduction of post-burn
scarring.   In  addition,  the  Company  has  developed  two  new
silicone gel sheeting configurations for treating post-mastoplexy and areolar scars. In 1997 the Company received 510(k) clearance notification of substantial equivalency from the FDA for the CRYOSIL Silicone Gel Sheeting Patch, intended for the single use protection of tissue surrounding skin lesions, such as basal cell
carcinoma,   or   skin  tabs,  during  cryosurgery   with   spray
refrigerants like liquid nitrogen and nitrous oxide.

       Obesity and General Surgery Products. Through its BioEnterics Corporation subsidiary, the Company develops, manufactures and markets two patented devices for the treatment of obesity: the LAP-BAND Adjustable Gastric Banding System and
the   BioEnterics  Intragastric  Balloon  (BIB).    In   1997,
approximately $9.3 million of these products were sold to surgeons and hospitals, primarily in Europe and Australia. The
LAP-BAND System is currently undergoing clinical trials in the United States. This subsidiary also produces the patented EndoLuminar II and MicroLumina Transillumination Systems for increasing visibility during laparoscopic procedures.

      People who are 100 pounds or more overweight are considered severely or morbidly obese. This extreme obesity is life threatening, leading to cerebrovascular diseases, cardiovascular diseases, diabetes and other health problems. In the United States it is estimated that there are 3.1 million to 9.3 million adults who are morbidly obese. In Europe it is estimated that there are 2.5 million to 7.4 million adults who are morbidly obese. On a worldwide basis it is estimated that approximately 1% to 2% of the population is morbidly obese.

      The failure of non-surgical weight loss programs to treat morbid obesity has led surgeons to devise a variety of weight loss operations for the morbidly obese. One example is the gastric bypass operation, whereby the surgeon makes a direct connection from the upper portion of the stomach to a lower segment of the lower intestine. By creating a path for food which bypasses part of the stomach and the small bowel, the operation causes food to be poorly digested and insufficiently absorbed. Long-term follow-up of bypass operations has revealed serious nutritional complications.

      Surgeons have also created alternate procedures for weight loss that only restrict passage of food through the stomach. The major one is a vertical banded gastroplasty, in which a band and staples are used to create a pouch at the top of the stomach that holds a small amount of food. By delaying the emptying of food from the pouch, the small outlet in the bottom of the pouch causes a feeling of fullness and restricts the amount of food which can be eaten at one time.

      The LAP-BAND System is an advanced form of gastric banding used to treat morbid obesity. During the operation, a silicone elastomer band is laparoscopically placed around the upper part of the stomach, thereby making a small pouch. Most importantly, with the LAP-BAND System the physician can easily adjust the amount of food which the patient can eat through non-surgical modification of the pouch and outlet size, thereby fine-tuning the rate of individual weight loss. There is no need for large incisions and open wounds. No cutting or stapling of the stomach is required and there is no by-passing of the stomach or intestines. If necessary, it can be removed laparoscopically, thereby completely reversing the procedure.

      The BIB System is a short-term therapy, designed for patients who must shed pounds either: a) in preparation for surgery, whether for the LAP-BAND System or any other surgery which needs to be performed on an obese patient, or b) for moderately obese persons to be used in conjunction with a diet and behavior modification program. The BIB System is a silicone elastomer balloon which is filled with saline after insertion into the patient. Placement in the stomach is non-surgical and usually requires only 20 to 30 minutes and is performed on an out-patient basis by an endoscopist, using local anesthesia. The BIB contains a self-sealing valve which allows for personalized adjustment of the volume from 400 ml to 700 ml (the size of a large grapefruit), either at the time of placement or later.
When   the   BIB   is   deflated,  it  can  easily   be   removed
endoscopically. The Company anticipates beginning clinical trials for the BIB System in the United States in late 1998.

      The EndoLumina and MicroLumina Systems are illuminated medical devices used to light internal organs during various types of general surgery. The primary uses are to aid in surgery of the esophagus, rectum and other structures. In some operations it replaces an endoscope as a source of light within the body. Unlike an endoscope, the EndoLumina emits a cool light and does not risk burning the tissue. The EndoLumina System was licensed by the Company and recently redesigned to improve its illumination and durability. It includes a detachable sterile tip, which is provided for one-time use. In 1997 the EndoLumina System received 510(k) approval from the FDA, and it is now being marketed in the U.S. and internationally.

      During the past four years, the Company's proprietary products accounted for approximately 98% of annual net sales.

Marketing

      In the United States, the Company's products are sold to plastic and reconstructive surgeons, cosmetic surgeons, facial and oral surgeons, dermatologists, outpatient surgery centers and hospitals through the Company's own staff of direct sales people and independent distributors. The Company reinforces its sales and marketing program with telemarketing, which produces sales by providing follow-up procedures on leads and distributing product information to potential customers. The Company supplements its marketing efforts with appearances at trade shows and advertisements in trade journals and sales brochures.

       The Company sells its products directly and through independent distributors in more than twenty-five countries worldwide, including Europe, Central and South America, Australia and Asia. Those sales are managed through regional sales and marketing employees and, in certain countries, through a direct sales force.

      During the past four years, no customer accounted for more than 5% of the Company's revenues.

Competition

      The Company's sole significant competitor in the United States is Mentor Corporation. All other major competitors discontinued production of breast implants in 1992 largely as a result of regulatory action by the FDA and the ensuing wave of litigation by women alleging injury from their breast implants. Internationally, the Company competes with several other manufacturers, including Mentor Corporation, Silimed, Laboratories Sebbin, L.P.I., P.I.P., Nagor and LipoMatrix.

      The Company believes that the principal factors permitting its products to compete effectively with its competitors are its high-quality product consistency, its variety of product designs, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with the Company's products and their respective brand names, and the Company's ability to identify, develop and/or obtain license agreements for patented products embodying new technologies. The Company seeks to avoid marketing its products on the basis of price, although when necessary or appropriate it will do so on occasion.

Research and Product Development

      A qualified staff of over fifty doctorates, scientists, engineers and technicians work in material technology and product design as part of the Company's research and development efforts. In addition, the Company is directing its research toward new and improved products based on scientific advances in technology and medical knowledge together with qualified input from the surgical profession. The Company incurred $8.9 million, $5.7 million, $4.4 million and $3.7 million in 1997, 1996, 1995 and 1994, respectively, on its research and development efforts. These expenditures represented 8%, 6%, 5% and 5% of sales in 1997, 1996, 1995 and 1994, respectively. Excluding research and development expenses at BioEnterics Corporation, the Company anticipates that it will spend approximately 6% of sales on research and development in the next few years.

Patents and License Agreements

      The Company currently owns or has exclusive licenses covering more than 40 patents throughout the world.

       It is the Company's policy to actively seek patent protection for its products and/or processes when appropriate. The Company developed and currently owns patents and trademarks for both the product and processes used to manufacture low-bleed breast implants and for the resulting barrier coat breast implants. Intrashiel is the Company's registered trademark for the products using this technology. Beginning in 1984, such patents were granted in the United States and various European countries. In addition, trademarks for this product have been granted in the United States and France. The Company has license agreements allowing other companies to manufacture products using the Company's select technology, such as the Company's patented Intrashiel process, in exchange for royalty and other compensation or benefits.

      The Company's other patents include those relating to its breast implants, tissue expanders, textured surfaces, injection ports and valve systems, and obesity and general surgery products. The Company also has various patent assignments or license agreements which grant the Company the right to manufacture and market certain products.

      Substantially all of the patents relating to products which generate significant revenue have at least seven years remaining until expiration.

     Although the Company believes that its patents are valuable, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to its manufacturing processes, materials and product design, have been equally important in maintaining proprietary product lines.

       As   a  condition  of  employment,  the  Company  and  its
subsidiaries require all employees to execute a confidentiality agreement relating to proprietary information and patent rights.

Manufacturing; Raw Materials

      The Company manufactures its silicone devices and products under controlled conditions. The manufacturing process is accomplished in conjunction with specialized equipment for precision measurement, quality control, packaging and sterilization. Quality control procedures begin with the Company's suppliers meeting the Company's standards of compliance. The Company's in-house quality control procedures begin upon the receipt of raw components and materials and continue throughout production, sterilization and final packaging. The Company maintains quality control and production records of each product manufactured and encourages the return of any explanted units for analysis. All of the Company's domestic activities are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored and/or reviewed by the FDA. In 1997 the FDA conducted a review of the Company's main U.S. manufacturing facilities and notified the Company that it was in compliance with applicable good manufacturing practices.

      Since the 1992 moratorium on silicone gel-filled breast implants and the ensuing litigation, traditional suppliers of silicone raw materials have ceased to supply implant or medical grade materials to the Company and other medical device manufacturers. Under guidelines established by the FDA, the Company has been successful in replacing those suppliers with other companies, but at higher prices. There can be no assurance that there will not be periodic disruptions in the source of supply, or the quantities needed, due to regulatory or other factors. The Company is seeking to expand its sources of supply, including through a foreign subsidiary.

Limited Warranties

      The Company makes every effort to conduct its product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, the Company occasionally receives communications from surgeons or patients with respect to various products claiming the products were defective and have resulted in injury to the patient. The Company provides a limited warranty to the effect that it will replace any product that proves defective with a new product of comparable type without charge.

      In certain situations the Company also provides limited financial assistance to cover non-reimbursed operating room or surgical expenses. The costs of this program are periodically reviewed to ascertain whether adequate reserves for future claims are being maintained. The Company reserves the right to make changes to this financial assistance policy from time to time.

Government Regulations

      All of the Company's silicone implant products manufactured or sold in the United States are classified as medical devices subject to regulation by the FDA. FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and other general controls. Class II devices are subject to performance standards in addition to general controls. A notification must be submitted to the FDA prior to the commercial sale of some Class I and all Class II products. Class III devices require the FDA's Pre-Market Approval (PMA) or an FDA Investigational Device Exemption (IDE) before commercial marketing to assure the products' safety and effectiveness. Class II products are subject to fewer restrictions than Class III products on their commercial distribution, such as compliance with general controls and performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product. Tissue expanders are currently proposed to be classified as Class II devices. The Company's breast implant products are Class III devices.

      In the ongoing process of compliance with applicable laws and regulations, the Company has incurred, and will continue to incur, substantial costs which relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format required by the FDA. Further, the FDA has published a schedule which permits the data required for PMA applications for saline-filled implants to be submitted in phases, beginning with preclinical data that was due in 1995, and ending with final submission of prospective clinical data in 1998. The Company has received from the FDA an understanding that the agency will not call for final PMA applications to be submitted prior to September, 1998. The date for submission of PMA applications may be further extended by the FDA. Notwithstanding any such extension, the Company intends to submit its PMA application for saline-filled implants in a timely fashion and is collecting data which will be necessary for this application. However, neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline-filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product-by-product basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any such potential PMA filings is unknown until the call for a PMA occurs and the Company has an opportunity to review the filing requirements.

      There can be no assurance that other products under development by the Company will be classified as Class I or Class II products or that additional regulations restricting the sale of its present or proposed products will not be promulgated by the FDA. The Company is not aware of any changes required by the FDA that would be so restrictive as to remove the Company's primary products from the marketplace.

      Medical device laws and regulations similar to those described above are also in effect in many of the countries to which the Company exports or sells its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

       As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continual review by the FDA, responsible state or local agencies such as the California State Department of Health Services and other regulatory agencies to ensure compliance with good manufacturing practices and public safety compliance. The Company's manufacturing plants, as users of certain solvents, are also subject to regulation by the local Air Pollution Control District and by the Environmental Protection Agency.

Geographic Segment Data

      A  description of the Company's net sales, operating income
(loss) and identifiable assets within the United States and International, is detailed in Note 11 of the Notes to the consolidated financial statements, attached as Exhibit (a)(1).

Employees

      As of December 31, 1997, the Company had 938 employees, of which 646 were in the United States and 292 were at foreign subsidiaries. Except for the Company's manufacturing operation in Ireland, none of the Company's employees are represented by a labor union. The Company offers its employees competitive benefits and wages comparable with employees for the type of business and the location/country in which the employment occurs. The Company considers its employee relations to be good throughout its operations.


ITEM 2.   PROPERTIES.

      The Company leases its headquarters office space in Las Vegas, Nevada (4,500 square feet and 5,000 square feet subleased from a related party). The Company also leases manufacturing, warehouse and office buildings in Las Vegas, Nevada (24,000 square feet, of which 17,000 is subleased to a third party), Carpinteria, California (61,000 square feet), Santa Barbara, California (187,000 square feet), Arklow County, Wicklow, Ireland (53,000 square feet) and The Netherlands (18,000 square feet).

      The Company's international sales offices, located in Belgium, Germany, Italy, United Kingdom, France, Spain, Russia, Brazil, Mexico, Hong Kong, Singapore and Japan, lease office and warehouse space ranging from 1,500 square feet to 8,900 square feet.

      The  Company believes its facilities and the facilities  of
its   subsidiaries  are  generally  suitable  and   adequate   to
accote its current operations.

ITEM 3.   LEGAL PROCEEDINGS.

Breast Implant Litigation

      INAMED and its McGhan Medical and CUI subsidiaries are defendants in numerous state and federal court lawsuits involving breast implants. The alleged factual basis for typical lawsuits includes allegations that the plaintiffs' silicone gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company has opposed plaintiffs' claims in these lawsuits and other similar actions and continues to deny any wrongdoing or liability of any kind. In addition, the Company believes that a substantial body of medical evidence exists which indicates that silicone gel-filled implants are not causally related to any of the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and disease (some critics, however, have assailed the methodologies of these studies). Nevertheless, plaintiffs continue to contest the findings of these studies, and more than 15,000 lawsuits and claims alleging such ailments are pending against the Company and its subsidiaries. The volume of lawsuits has created substantial ongoing litigation and settlement expense, in addition to the inherent risk of adverse jury verdicts in cases not resolved by dismissal or settlement.

Proposed Class Action Settlement

      As a result of the burdens imposed by the litigation on the Company's management and operations, the substantial ongoing litigation and settlement expense, the continuing litigation risks, and the adverse perception held by the financial community arising out of the litigation, the Company is seeking approval of a mandatory ("non-opt-out") class action settlement (the "Settlement") under Federal Rule of Civil Procedure 23(b)(1)(B). As described below, the Company is seeking through this settlement to resolve all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993, a cutoff date which encompasses substantially all domestically-implanted silicone gel-filled implants.

Background of Class Settlement Negotiations

     The Settlement has its genesis in negotiations begun in 1994 with the Plaintiffs' Negotiation Committee ("PNC"), a committee of the national Plaintiffs' Steering Committee ("PSC") appointed by Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama (the "Court") to represent the interests of plaintiffs in multi-district breast implant litigation transferred to the Court for pretrial proceedings under the federal multi-district transfer statute. At that time the Company entered into an agreement to participate in a proposed industry-wide class action settlement (the "Global Settlement") of domestic breast implant litigation and petitioned the Court to certify the Company's portion of the Global
Settlement as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), meaning that claimants could not elect to "opt out" from the class in order to pursue individual lawsuits against the Company. Negotiations with the PNC over mandatory class treatment were tabled, however (and the Company's petition consequently not ruled upon), when an unexpectedly high projection of current disease claims and the subsequent election of Dow Corning Corporation to file for protection under federal bankruptcy laws necessitated a substantial restructuring of the Global Settlement.

     In late 1995, the Company agreed to participate in a scaled-back Revised Settlement Program ("RSP") providing for settlement, on a non-mandatory basis, of claims by domestic claimants who were implanted before January 1, 1992 with silicone gel-filled implants manufactured by the Company's McGhan Medical subsidiary, and who met specified disease and other criteria. Under the terms of the RSP, 80% of the settlement costs relating to the Company's McGhan Medical implants were to be paid by 3M and Union Carbide Corporation, with the remaining 20% to be paid by the Company. However, because the RSP did not provide a vehicle for settling claims other than by persons who elected to participate, and because of continuing uncertainty about the Company's ability to fund its obligations under the RSP in the absence of a broader settlement also resolving breast implant lawsuits against the Company and its CUI subsidiary which would not be covered by the RSP, the Company continued through 1996 and 1997 to negotiate with the PNC in an effort to reach a broader resolution through a mandatory class. The PNC was advised in these negotiations by its consultant, Ernst & Young LLP, which at the PNC's request conducted reviews of the Company's finances and operations in 1994 and again in 1996 and 1997.

      On April 2, 1998, the Company and the Settlement Class Counsel executed a formal settlement agreement (the "Settlement Agreement"), resolving, on a mandatory, non-opt-out basis, all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993. The Settlement Agreement was submitted to the Court for preliminary approval on May 21, 1998.

Terms and Conditions of the Settlement Agreement

       Under the Settlement Agreement, $31.5 million of consideration, consisting of $3 million of cash, $3 million of common stock and $25.5 million principal amount of a 6% subordinated note will be deposited in a court supervised escrow account approximately 90 days after preliminary approval by the Court. The parties will then request the Court to authorize the mailing of a notice of the proposed Settlement to all class members and schedule a fairness hearing, which would probably be held in the fourth quarter of 1998.

      In the event the Court grants final approval of the Settlement, the consideration held in the escrow account will then be released, once the Court's final order becomes non-appealable, to the court-appointed settlement office for distribution to the plaintiff class, and the $25.5 million subordinated note will mature and become payable in cash. However, this payment will not become due before April 30, 1999 or 90 days after the Court's final order becomes non-appealable, whichever is later. In the event the subordinated note is still outstanding on September 1, 1999, the interest rate will increase to 11%.

      The Settlement Agreement covers all domestic claims against the Company and its subsidiaries by persons who were implanted with McGhan Medical or CUI silicone gel-filled or saline implants before June 1, 1993, including claims for injuries not yet known and claims by other persons asserting derivative recovery rights by reason of personal, contractual or legal relationships with such implantees. The Settlement is structured as a mandatory, non-opt-out class settlement pursuant to Federal Rule of Civil Procedure 23(b)(1)(B), and is modeled on similarly-structured mandatory class settlements approved in the 1993 Mentor Corporation breast implant litigation, and more recently in the 1997 Acromed Corporation pedicle screw litigation.

      On June 2, 1998 the Court issued a preliminary order approving the Settlement. The Court also issued an injunction staying all pending breast implant litigation against the Company (and its subsidiaries) in federal and state courts. The Company believes that this stay will alleviate a significant financial and managerial burden which these lawsuits had placed on the Company.

       The application for preliminary approval included evidentiary submissions by both the Company and the plaintiffs addressing requisite elements for certification and approval, including the existence, absent settlement, of a "limited fund" insufficient to respond to the volume of individual claims, and the fairness, reasonableness and adequacy of the Settlement.

      The Settlement is subject to a number of conditions, including:

      1. Extinguishment of the Company's Obligations under the RSP. The Settlement is conditioned on the entry by the Court of an order, pursuant to the default provisions of the RSP, extinguishing the Company's obligations under the RSP and restoring RSP participants' previously existing rights in the litigation system against the Company and its subsidiaries. On May 19, 1998, the Court issued such an order.

      2. Certification of Settlement Class. The Settlement is conditioned on the Court's certification of a new settlement class pursuant to Federal Rule of Civil Procedure 23(b)(1)(B). The parties are requesting such certification under the same theory applied in the Mentor Corporation and Acromed Corporation settlements, namely that the Company is a "limited fund" whose resources, absent a mandatory class settlement, are insufficient to respond to the volume of claims pending against it.

     3. Court Approval of Settlement. The Settlement is subject to judicial approval of its terms and conditions as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e), a determination which takes into account such factors as the nature of the claims, the arms' length negotiation process, the recommendation of approval by experienced class counsel, and the defendant's ability to pay.

      4. Resolution of 3M Contractual Indemnity Claims. The settlement is conditioned on resolution of claims asserted by 3M under a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998 the Company and 3M entered into a provisional agreement (the "3M Agreement") pursuant to which the Company will seek to obtain releases, conditional on judicial approval of the Company's settlement and favorable resolution of any appeals, of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan subsidiary. The 3M Agreement provides for release of 3M's indemnity claim, again conditional on judicial approval of the Settlement and favorable resolution of any appeals, upon achievement of an agreed minimum number of conditional releases for 3M. The 3M Agreement requires that this condition be met or waived before notice of the Settlement is given to the class.

     Under the terms of the 3M Agreement, the Company will pay $3 million to 3M once the Court grants final approval of the Settlement; except that no payment will become due any sooner than April 30, 1999 or 90 days after the Court's final order on the Settlement becomes non-appealable, whichever is later.

      Under the terms of the 3M Agreement, after the indemnity to 3M is released, the Company will assume certain limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3 million in total.

      5.    State  Law  Contribution and Indemnity  Claims.   The
Settlement is conditioned on entry by the Court of an order finding the Settlement to have been made in good faith and barring joint tortfeasor claims for contribution and indemnity arising under state law (e.g., claims against the Company by other manufacturers, suppliers or physicians also sued by a settling class member). As additional protection against such claims in states whose laws do not provide for a bar of contribution and indemnity claims upon determination of good faith settlement, the Settlement also requires class members to reduce any judgments they may obtain against such third parties by the amount necessary to eliminate such parties' contribution or indemnity claims against the Company under state law.

     6. U.S. Government and Private Carrier Claims. The United States government and private insurance carriers are seeking reimbursement of medical services provided to class members. The Company is presently in discussions with these parties concerning the terms of such settlement. While the Settlement is not conditioned on resolution of these claims, the Company anticipates that it, together with Settlement Class Counsel and the Court, if appropriate, will be able to resolve the issues raised by the U.S. government and the private insurance carriers before the mailing date of the class notice.

      7. Favorable Resolution of Appeals. The Settlement is conditioned on favorable resolution of any appeals which may be taken from the final judgment approving the Settlement or from an interim stay order. In the event the Settlement is disapproved on appeal, all of the escrowed settlement funds, plus accrued interest, will be returned to the Company, and the litigation will be restored to the status which existed prior to any class settlements.

      8. Allocation and Distribution of Settlement Proceeds. Following the procedures adopted in the Mentor Corporation and Acromed Corporation mandatory class settlements, the Settlement leaves allocation and distribution of the proceeds to class members to later proceedings to be conducted by the Court, and contemplates that the Court may appoint subclasses or adopt other procedures in order to ensure that all relevant interests are adequately represented in the allocation and distribution process.

Class Settlement Approval Process and Timetable

      Following the issuance by the Court of a preliminary order on June 2, 1998, the settlement approval process is anticipated to proceed in several stages, as follows:

      1. Satisfaction of the Condition under the 3M Agreement. Within 60 days after the date of the preliminary order (extendable to 90 days at the Company's option), the Company needs to obtain an agreed minimum number of conditional releases for 3M pursuant to the terms of the 3M Agreement. At 3M's option, that condition can be modified or waived. The Company anticipates satisfying that condition by August 1, 1998.

      2. Notice to the Class. Following conditional class certification and preliminary approval of the Settlement, as well as satisfaction (or waiver) of the condition in the 3M Agreement, the parties will give notice to class members advising class members of the Court's preliminary order and advising them of their opportunity to be heard in support of or opposition to final certification and approval. The parties expect that class notice will be given approximately 30 days after satisfaction of the condition in the 3M Agreement. Prior to the distribution of the class notice, the Company must deposit in a court supervised escrow account $31.5 million of consideration, consisting of $3 million of cash, $3 million of common stock (to be valued based on the average closing bid price for the Company's common stock during the period of June 10, 1998 through July 8, 1998), and $25.5 million principal amount of a 6% subordinated note. The Company anticipates that this deposit will occur prior to September 30, 1998.

      The parties' proposed form of notice provides a 60-day deadline for class members to submit comments, objections, or requests to intervene and be heard, with a final settlement hearing scheduled approximately 20 days thereafter. Assuming the Court adopts this schedule, the final settlement hearing would occur in the latter part of the fourth quarter of 1998, barring further unanticipated delays.

      3. Hearing on Final Certification and Approval. At the hearing on final certification and approval, the Court will consider any comments and objections received from class members as well as any further evidence and legal argument submitted by the parties or interveners concerning issues relevant to certification and approval, including the Company's status as a "limited fund" and fairness, reasonableness and adequacy of the Settlement. Assuming a favorable outcome, the Court will thereafter issue a final order and judgment certifying the class as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), approving the settlement, enjoining class members from litigation of settled claims, and barring contribution and indemnity claims to the extent permitted under state law.

Ongoing Litigation Risks

     Although the Company expects the Settlement, if approved, to end as a practical matter its involvement in the current mass product liability litigation in the United States over breast implants, there remain a number of ongoing litigation risks, including:

      1. Non-Approval of Settlement. The Settlement Agreement requires all parties to use their best efforts to obtain approval of the Settlement by the Court and on appeal. However, there can be no assurance that the Court will approve the Settlement or that a decision approving it will be affirmed on appeal. The approval decision turns on factual issues which may be contested by class members opposing the Settlement, and additionally implicates a number of legal issues that neither the United States Supreme Court nor the federal appellate courts have definitely ruled upon. While courts have approved similarly structured mandatory class settlements in the Mentor Corporation and Acromed Corporation cases, neither of those decisions was subjecteultimate outcome of the approval process or the appeals process in the event any appeals of the Settlement are filed in a timely manner.

      2. Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the Settlement even if approved and affirmed on appeal. However, the typically permissible grounds for such attacks (in general, lack of jurisdiction or constitutionally inadequate class notice or representation) are significantly narrower than the grounds available on direct appeal.

      3. Non-Covered Claims. The Settlement does not include several categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits in foreign jurisdictions. The Company regards lawsuits involving post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business. Breast implant litigation outside of the United States has to date been minimal, and the Court has with minor exceptions rejected efforts by foreign plaintiffs to file suit in the United States.

      The  Company does not currently have any product  liability
insurance.   Depending  on  the availability  and  cost  of  such
insurance, the Company may in the future seek to obtain product liability insurance.

     The Company plans to obtain cash needed to fund the proposed settlement from a combination of new senior secured debt and the proceeds to be received upon the exercise of $13,900 of warrants to purchase common stock (which were issued to the senior Noteholders in July 1997 in anticipation of this event). The Company has discussed its financing plans with Appaloosa Management, L.P. and its affiliates, who are jointly the largest holders of the 11% senior secured convertible notes. Those entities have indicated their willingness to provide the new financing, subject to negotiation of satisfactory terms, covenants and legal documentation, including amendments to the existing indenture and a new maturity date for the existing senior debt. Such new financing may entail the issuance of warrants or convertible securities which could be dilutive to existing holders of the Company's common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDERS MATTERS.

           The Company's common stock trades on the OTC Bulletin Board under the symbol IMDC. The Company's Common Stock was delisted rom the Nasdaq SmallCap Market effective June 11, 1997. On June 30, 1998, the Company had 827 stockholders of record. The Company's common stock price at the close of business of June 30, 1998 was $7.875 per share.

           The table below sets forth the high and low bid prices
of   the  Company's  common  stock  for  the  periods  indicated.
Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.
                                    High         Low
          1995
          1st Quarter               $ 4-1/4      $ 3
          2nd Quarter               $ 4-1/8      $ 3
          3rd Quarter               $ 14         $ 3
          4th Quarter               $ 12-5/8     $ 8-1/4
          1996
          1st Quarter               $ 13-1/4     $ 8-3/4
          2nd Quarter               $ 12-5/8     $ 8
          3rd Quarter               $ 10-1/2     $ 7-1/8
          4th Quarter               $ 9-7/8      $ 6-3/8
          1997
          1st Quarter               $ 8-3/8      $ 5-1/8
          2nd Quarter               $ 7-3/8      $ 2-3/4
          3rd Quarter               $ 7-7/8      $ 4-1/4
          4th Quarter               $ 5-1/4      $ 3
          1998
          1st Quarter               $ 5-3/4      $ 3-1/8
          2nd Quarter               $ 9-7/16     $ 5


      The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and to fund the Settlement. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

      On June 10, 1997, the Company announced that its Board of Directors unanimously adopted a Stockholder Rights Plan (the "Plan") and has declared a dividend granting to its stockholders the right to purchase (the "Right") for each share of the Company's common stock, $.01 par value, one Common Share (a "Common Share") at an initial price of $80. The record date for the Rights was June 13, 1997. The Plan is designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price which would deny stockholders the full value of their investments. The Rights are attached to the Common Shares of the Company and are not exercisable. They become detached from the Common Shares and become immediately exercisable after any person or group of persons becomes the beneficial owner of 15% or more of the Common Shares (with certain exceptions) or 10 days after any person or group of persons publicly announces a tender or exchange offer that would result in the same beneficial ownership level.

ITEM 6.   SELECTED FINANCIAL DATA.

      The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                      Years Ended December 31,
                              (In 000's except share and per share data)
                                1997        1996         1995          1994      1993      1992
Income Statement Data:

Net sales                       $106,381    $93,372      $81,626       $80,385   $74,498   $64,343

Operating income(loss)            (4,322)    (4,419)      (9,190)        3,578     5,680      (612)(3)

Litigation settlement            (28,150)        --           --            --    (9,152)       --

Gain on sale of subsidiaries          --         --           --            --     4,159        --

Income (loss) before income
  tax expense (benefit)          (39,696)    (8,165)      (8,576)        5,007       449       436

Income tax expense (benefit)       1,881(2)   3,214(1)    (1,683)        2,261     4,533     1,807
                                 --------------------------------------------------------------------------------------------
Net income (loss)               $(41,577)  $(11,379)     $(6,893)       $2,746   $(4,084)  $(1,371)
                                 ============================================================================================
Net income (loss) per share
 of common stock basic
 and diluted(4)                  $ (4.97)   $ (1.46)     $ (0.91)       $ 0.37   $ (0.52)  $ (0.17)
                                 =======================================================================================
Weighted average common
 shares outstanding                8,371,399      7,811,073        7,544,335            7,410,591     7,850,853     7,873,504
                                 ============================================================================================

(1) Includes a write-off of domestic deferred tax assets of $2,006.
(2) Includes a provision of $1,000 for the conversion of foreign intercompany accounts to equity.
(3) Includes write-offs of assets for product inventory aggregating $1,974.
(4) The earnings per share amounts for all years presented have been restated to comply with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".


                                    At December 31,
                          (in 000's except share and per share data)

                              1997      1996       1995           1994       1993        1992
Balance Sheet Data:

Working capital (deficiency)  $ 6,460   $ 4,510    $(5,548)       $ 1,088    $(2,317)    $(1,922)

Total assets                   58,842    65,912     50,385         47,810     37,857      29,093

Long term debt, net of
 current installments          23,574    34,607        583             51        235         454

Subordinated long term debt,
 related party                  8,813        --         --             --         --          --

Stockholders' (deficiency)
 equity                       (46,689)  (9,908)     (1,704)         4,479      1,347       6,546

Stockholders' (deficiency) equity
 per share of common stock    $ (5.58) $ (1.27)     $ (.23)        $ 0.60     $ 0.17      $ 0.83

Dividends paid                     --       --          --             --         --          --
                               =============================================================================================



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-loking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

    The Company's financial performance in each of the four years ended December 31, 1997, 1996, 1995 and 1994 was strongly and adversely impacted by: 1) the costs of improving manufacturing practices and policies in accordance with FDA regulations; 2) the costs of addressing the breast implant litigation; 3) investments made in international markets to increase the Company's sales and marketing presence; and 4) the cost of investing in research and development, particularly in new products and technologies. Based on these factors, although sales have grown during those periods, expenses have grown at a significantly higher rate. Consequently, the Company's financial performance has deteriorated in each of 1994 through 1997.

    Recent developments. In January 1998 a new management team was selected, and in April 1998 a settlement agreement providing for a mandatory, non-opt-out class action settlement of the breast implant litigation was announced. Consequently, the Company has taken a $28.2 million charge to the 1997 results of operations for costs directly related to the litigation settlement. The Company believes an additional charge of approximately $5 million will be incurred in 1998 (to reflect the costs of a proposed restructuring plan).

    Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) from the prior year.


                       1997              1996              1995                   1994
(000s)                            %                 %                 %                      %
                                 Inc.              Inc.              Inc.                   Inc.

Sales                  106,318   14%      93,372   14%      81,626    2%            80,385   8%

Cost of Goods Sold      37,643    7%      35,295   17%      30,156   15%            26,264   14%

Gross Profit            68,738   18%      58,077   13%       51,470   (5%)          54,121    5%
As a % of sales             65%               62%                63%                    67%

Marketing               30,349   19%      25,569    9%       23,434   19%           19,719   17%
As a % of sales             29%               27%                29%                    25%

G&A                     33,848    8%      31,234    (5%)      32,834  21%           27,099    5%
As a % of sales             32%               33%                40%                    34%

R&D                      8,863    56%      5,693   30%        4,392   18%            3,724   21%
As a % of sales              8%                6%                 5%                     5%

Operating expenses      73,060    17%     62,496    3%       60,660   20%           50,543   (8%)
As a % of sales             69%               67%                74%                    63%

Operating income/       (4,322)           (4,419)            (9,190)                 3,578
(loss)

Litigation settlement   28,150                --                 --                     --


     Sales.    While  the  Company's  revenues  are  subject   to
adjustments due to changes in price or volume of units sold, revenue increases from 1994 through 1997 were primarily a result of increased volume.

   Sales in the United States accounted for 63%, 65%, 68% and 74% of total net sales in 1997, 1996, 1995 and 1994, respectively. The low growth rate in sales in 1995 was due to a shortage of raw materials and production capacity, because of cash flow problems in paying suppliers and the diversion of manufacturing time to satisfy FDA-mandated process validation procedures. In all other years, the increase in sales was due to higher sales in the Company's various product lines.

    International sales accounted for 37%, 35%, 32% and 26% of total net sales in 1997, 1996, 1995 and 1994, respectively. These increases were due to market expansion in various countries around the world, as the Company invested in new sales and distribution infrastructure in Europe, Central and South America and Asia/Pacific.

   Cost of goods sold. The largest factors in the variation from year to year in cost of goods sold as a percentage of net sales is the cost of raw materials and the yield of finished goods from the Company's manufacturing facilities. The yield of finished goods has fluctuated by approximately 20 percentage points during 1994 through 1997. Given the limited number of suppliers of medical-grade silicone raw materials and components, the Company's ability to control raw materials cost is often limited. The Company's use of internationally-manufactured raw materials from one of its foreign subsidiaries may also help to stabilize and reduce cost of goods sold in the future. While the Company seeks to manufacture its finished goods as efficiently as possible, its products are subject to stringent quality and control standards (including those agreed upon with the FDA), which can periodically have a significant impact on the yield of finished goods. The new management team has set targets to improve the gross profit margin.

    Marketing expenses. The largest factor in the variation from year to year in marketing expenses is the success of the Company's start-up businesses in various foreign countries. Depending on the country and the potential market demand for the Company's products, the Company may choose to begin operations in a new territory through either a third party medical products distribution partner or through its own sales force. In either situation, extra financial support may be necessary for several years while the Company establishes itself in a new market and generates sufficient sales to earn a profit in that new territory. However, in the future the new management team plans to control the introduction of new products and the entry into new markets so as to minimize negative impacts on results of operations.

     General and administrative expenses. G&A expenses are affected by overall headcount in various administrative functions, and the legal, accounting and other outside services which were necessary to defend the Company in the breast implant litigation and negotiate a settlement. Also, in 1997 G&A expenses were affected by the legal and accounting costs necessary to complete the audits for 1996 and 1997. The number and cost for employees engaged in general and administrative positions has increased in each of 1994 through 1997, at a rate greater than the increase in gross profit dollars. The legal, warranty and administrative costs relating to the breast implant litigation was $4.7 million, $3.5 million, $2.5 million and $3.9 million in 1997, 1996, 1995 and 1994, respectively. The new management team has set targets to control and reduce general and administrative expenses throughout the Company.

     Research and development expenses. R&D expenses have increased from 1994 through 1997 to reflect the Company's commitment to develop new and advanced medical products. In prior years increased costs were due to the Company's efforts to obtain FDA PMA approvals. The increase in 1996 and 1997 was due primarily to R&D expenses at the Company's BioEnterics subsidiary in connection with the development of obesity products. Research and development expenses at Bioenterics were $1.5 million in 1996 and $2.4 million in 1997. In 1998 the new management team began considering various options to sell a portion of its interest in this business. Accordingly, it is anticipated that R&D expenses for the rest of the Company's operations will not exceed 6% of sales in the coming few years.

    Interest expense. In 1994 and 1995, the Company funded its operations primarily through operating cash flow and, accordingly, did not incur significant net interest expenses. Net interest expense of approximately $4.3 million in 1996 was due to the net carrying costs on the $35 million of 11% senior secured convertible notes issued in January 1996, as well as an accounting charge of $1.4 million associated with the issuance of common stock under an agreement to waive certain covenant defaults. Net interest expense of approximately $6.2 million in 1997 was impacted by the incurrence of penalty charges totaling $1.6 million due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued earlier that year, offset by a reduction in interest expense due to the retirement of $15 million of the 11% senior secured convertible notes with the proceeds that had been held in an escrow account. Additionally, in 1997 the Company accrued (but did not pay) interest on approximately $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of the year to fund its working capital needs.

   Foreign currency translation loss. Historically the Company's subsidiaries have incurred significant intercompany debts (totaling more than $44 million for non-U.S. subsidiaries), which are eliminated in the consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to translation adjustments. In 1998 the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and concluded to convert the non-U.S. intercompany debts to the capital of the respective subsidiaries. The fourth quarter of 1997 includes a provision of $1 million for income tax expense, which will be incurred as those conversions occur.

    Operating Loss. Excluding the expenses arising from the settlement of the breast implant litigation, the Company had a loss from operations in each of 1995 through 1997. The aggregate operating loss for those periods was approximately $18 million. In 1998 the new management team has undertaken a restructuring program which is designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. Included in this program is a planned reduction in headcount, discontinuance or sale of unprofitable product lines, improved asset management (especially receivables and inventory), and reduced general and administrative expenses. There is no assurance that the Company will be successful in these efforts.

Financial Condition

     Liquidity.    The   Company's  liquidity  has   deteriorated
significantly in each of the last four years resulting in substantial doubt about the Company's ability to continue as a going concern. Pre-tax losses aggregated $19.4 million during 1994 through 1997, excluding the effect of the $32 million charge to 1997 results of operations arising primarily from the $28.2 proposed settlement of the breast implant litigation. Net cash used for operating activities totaled $23.6 million during 1994 through 1997. Beginning in 1998, after the appointment of new management, steps were taken to reverse these trends, and for the first five months of 1998 the Company succeeded in achieving a small, positive cash flow from operations. As the reductions in cost of goods, G&A and R&D outlined above begin to take effect, the Company believes it can improve its cash flow from operations.

   Among the primary factors which contributed to the significant negative cash flow from operations during 1994 through 1997 were:
1) operating losses; 2) the increase in inventory ($4.5 million in 1997, $3.9 million in 1996, and $2.5 million in 1995), which was necessary to support anticipated higher sales (particularly in new international markets), to overcome negative customer perceptions due to past product shortages, and to supply certain customers with consignment inventory in order to meet competitive practices; and 3) capital expenditures aggregating $16.7 million from 1994 through 1997 which exceeded depreciation and amortization by $9.5 million during that period. Consequently, at various times during 1995, 1996 and 1997 the Company had serious liquidity problems, resulting in delayed payments with respect to vendors, licensors and accrued payroll ie. payroll taxes. The Company is presently current in the payment of payroll taxes and has reached an agreement with the IRS during 1997 to settle all prior unpaid taxes.

    The Company's working capital improved from 1995 through 1997 due to cash retained from outside financings. The Company's working capital as of December 31, 1997 was approximately $6.5 million. The Company's accumulated deficit increased significantly in 1997 due to the charge for the anticipated breast implant litigation settlement. In reducing the accumulated deficit, the Company is developing a restructuring plan which will reduce excess personnel as well as facilities and other contractual obligations. These actions together with the plans to reduce inventory will enable the Company to improve its working capital in the future.

   The Company has funded its cash needs through a series of debt and equity transactions, including:

    $35 million of proceeds received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction in January 1996. Interest is payable quarterly as of March 31, June 30, September 30, and December 31. Of that amount, $14.8 million was placed
    in an  escrow  account  to  be  released   within  one  year,
    following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13.9 million of common stock at $8.00 per share (subsequently adjusted to $7.50 per share). The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997 the Company and the senior Noteholders agreed to change the conversion price to $5.50 per share at 103% of the principal balance as part of an overall restructuring plan which included the waiver of past defaults. At June 5, 1998, $19.6 million of the 11% senior notes was outstanding.

    $3 million of proceeds received in June 1996 upon the sale of 344,333 shares of common stock in a Regulation S transaction to non-U.S. investors, at a price of $8.7125 per share.

    $5.7 million of proceeds received in January 1997 upon the issuance of $6.2 million principal amount of 4% convertible debentures, due January 30, 2000. Interest is payable quarterly as of March 30, June 29, September 29 and December 30. These debentures were convertible at 85% of the market price of the common stock less an additional discount of 6%. As of April 6, 1998, all of such debentures had been converted into an aggregate of 1,724,017 shares of common stock at prices ranging from $2.60 to $4.44 per share. No debentures are currently outstanding.

    $9.9 million of proceeds received periodically from April 1997 until January 1998 from an entity affiliated with the Company's former chairman. That indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. The Company plans to negotiate the conversion of the 10.5% subordinated notes into common stock sometime during 1998, although there can be no assurance that such a transaction will occur or that the price or timeframe for any such conversion will be favorable to the Company's existing stockholders.

      The Company is seeking to establish a domestic revolving line of credit. Under the terms of the 11% senior secured convertible notes, the Company has leeway for up to $5 million of such financing. The Company's Dutch subsidiary has a l ine of credit with a major Dutch bank, currently totaling $860,000. The line of credit is collateralized by the accounts receivable, inventories and certain other assets of that subsidiary.

      The Company currently has a net operating loss (NOL) carryforward for financial statement purposes of approximately $55 million. NOL carryforwards for federal income tax purposes of approximately $14.0 million are available to offset federal taxable income through the year 2012 . The cost of the litigation settlement discussed in Note 14 to the financial statements for 1996 and 1997 will be deductible for federal income tax purposes at such time as the consideration is deposited in a court supervised escrow account and accordingly will increase the NOL carryforward for federal income tax purposes by the same amount.

      The difference between the NOL for financial reporting purposes and federal income tax purposes results from differences in accounting for allowance for returns, accrued litigation settlements and other accrued liabilities and allowances not currently deductible for tax purposes. The Company has provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above.

     Currently, the Company is not repatriating funds to the U.S.
operations. Payments by the foreign subsidiaries to the domestic subsidiaries are only for the payment of purchases of product.

     The  Company   does   not   currently  enter  into   hedging
transactions to control foreign currency exchange rate risk. New management is investigating this with plans to have a program in place by year end.

      Breast Implant Settlement. Under the terms of the proposed settlement of the breast implant litigation, the Company will be obligated to pay an aggregate of $34.5 million to the plaintiffs and 3M at the later of (x) April 30, 1999 or (y) 90 days after the Court's final order becomes non-appealable. That payment will consist of $31.5 million of cash (which will be used to retire the $25.5 million note to the plaintiffs which will be placed in escrow prior to the mailing of notice of the proposed settlement) and $3 million of common stock, to be valued based on the average closing bid price of the Company's common stock during the period of June 10, 1998 through July 8, 1998.

      The Company plans to obtain the cash needed to fund the proposed settlement from a combination of new senior secured debt and the proceeds to be received upon the exercise of $13.9 million of warrants to purchase common stock (which were issued to the senior Noteholders in July 1997 in anticipation of this event). The Company has discussed its financing plans with Appaloosa Management, L.P. and its affiliates, who are jointly the largest holders of the 11% senior secured convertible notes. Those entities have indicated their willingness to provide the new financing, subject to negotiation of satisfactory terms, covenants and legal documentation, including amendments to the existing indenture and a new maturity date for the existing senior debt. Such new financing may entail the issuance of warrants or convertible securities which could be dilutive to existing holders of the Company's common stock.

      The costs of defending the breast implant litigation-both past and future-vastly exceed the Company's financial resources. Absent the successful completion of the settlement of this litigation through the vehicle of a mandatory non-opt-out class, management believes that the Company would not be able to continue as a going concern. Although the Company is optimistic that the proposed settlement agreement can be completed on the terms and within the timetable negotiated and announced in April 1998, there can be no assurance in this regard.

      The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement and its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is actively seeking financing and anticipates doing a restructuring which the Management believes will ultimately enable them to attain profitability.

Capital Expenditures

     Expenditures on property and equipment approximated $5.1 million in 1997 compared to $4 million in 1996 and $4.7 million in 1995. The majority of the expenditures in each year were for building improvements and equipment to increase production capacity and efficiency. Working capital is expected to fund capital expenditures in 1998.

Significant Fourth Quarter Adjustments

     During  the  fourth  quarter  of the  year ended December 31,
1997,  the  Company  recorded   significant   adjustments   which
decreased   income  by  $29.7 million.  The  adjustments  were to
recognize the latest developments in the Company's breast implant litigation and the anticipated settlement as well as income tax expense for the foreign subsidiaries.

     During the fourth quarter of the year ended December 31, 1996, the Company recorded significant adjustments which decreased income by $3.8 million. The adjustments were to increase the write off of the deferred tax assets of $2 million, to increase provision for product returns by $0.9 million and to increase provision for product liability and record royalty expenses under international royalty agreements.

     Significant adjustments to the fourth quarter for the year ended December 31, 1995 included a reduction of income tax expense by $4.2 million, an increase in the provision for returns by $1.4 million and an increase to compensation expense of $0.9 milion to record bonuses and compensation payments declared after year end.

     Significant adjustments to the fourth quarter for the year ended December 31, 1994 included a reduction of income tax expense by $3.4 million, increases in various reserves for returns, inventory obsolescence and product liability of $1.9 million, decrease in rent expense of $0.8 million, increase in royalty income of $0.3 million and an increase in compensatio n expense of $0.2 million.

     The Company's new management has installed procedures to monitor quarterly financial statements to ensure there are minimal significant fourth quarter adjustments.

Impact of Inflation

      The Company believes that inflation has had a negligible effect on operations over the past four years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

Impact of Year 2000

     Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations for decision-making functions. At this time, management expects that all such modifications will be completed on a timely basis and that the costs of these modifications will not have a material adverse effect on the Company's results of operations, financial position or liquidity. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to have a material effect on the Company's financial position, results of operations or financial statement disclosures.

ITEM 8(a).     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Exhibit (a)(1)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND DISCLOSURE.

      On March 11, 1998, the Company announced the resignation of its outside auditor, Coopers & Lybrand, L.L.P. as of March 6, 1998. All developments and related issues in connection with the resignation of Coopers & Lybrand, L.L.P. are contained in the Form 8-K Current Report of the Company, as filed with the S.E.C. on March 16, 1997, and amended by the Form 8-K/A filed with the S.E.C. on March 27, 1998, which are incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names of the directors and executive officers of the Company, together with their ages and positions. There are no family relationships among these directors and officers.

     Name                     Age  Position

     Richard G. Babbitt       72   Chairman of the Board,
                                   President and Chief Executive Officer

     Ilan K. Reich            43   Executive Vice President, Director

     Tom K. Larson, Jr.       62   Vice President, Finance and Administration
                                   Chief Financial Officer

     Jeffrey J. Barber        38   Executive Vice President

     Harrison E. Bull, Esq.   57   Director

     Jim J. McGhan            45   Director

     Richard Wm. Talley       54   Director

     John E. Williams, M.D.   76   Director


     Richard G. Babbitt

           Mr. Babbitt has been the President and Chief Executive Officer of INAMED since January 22, 1998, and Chairman since February 6, 1998. Mr. Babbitt also serves as Chairman of DNA Technologies, Inc. since June 1997 and President of B.I. Advisors. He has been associated with Ben Hogan Company, B.I. Industries, American Safety Equipment Corporation, Welsh Manufacturing and Medical Supply Company in C.E.O. and Board positions.

     Ilan K. Reich

           Mr. Reich has been Executive Vice President and a director of INAMED since January 22, 1998. Until that time he was a partner with the New York law firm of Olshan Grundman Frome & Rosenzweig LLP, specializing in corporate and securities law. From 1988 to June 1996, Mr. Reich served in various senior executive positions with public and private companies controlled by a private investor, including Western Publishing Group, Inc., the largest U.S. publisher of children's books, and Rabco Health Services, Inc., a distributor of medical/surgical products and a wholesale pharmaceutical company. Mr. Reich is a graduate of Columbia College and Columbia Law School, and a member of various bar associations.

     Tom K. Larson, Jr.

           Tom K. Larson, Jr. joined INAMED as Chief Financial Officer effective April 1, 1998. Mr. Larson has broad experience in financial and operating management in a wide range of industries. He is a 16-year veteran of Xerox Corporation, with financial and administrative roles in their telecommunications business, research laboratories and special products division, which included aerospace and medical diagnostic products. He has also been the CFO of Revell Corporation (a Rothchilds company), a maker of scale model kits, and for the past eight years was the CFO of a privately held specialty bed manufacturer. Mr. Larson has a B.A. degree from Allegheny College, a Masters degree from the University of Pittsburgh and has attended programs at Harvard Business School.

     Jeffrey J. Barber

          Mr. Barber has served as an Executive Vice President of INAMED since March 31, 1997. Mr. Barber originally joined the Company in 1992 as Worldwide Marketing Manager for McGhan Medical Corporation. He later became Vice President of Business Development and Marketing. In 1996 he became a vice president of the Company responsible for marketing, business development and international development. Prior to his employment with the Company, Mr. Barber held positions with Chiron Corporation and Baxter Healthcare, Inc.

     Harrison E. Bull, Esq.

          Mr. Bull has served as a Director of INAMED since March 31, 1997. Mr. Bull is the senior partner of the law firm of Bull, Cohn and Associates and its predecessor since 1974. The firm is primarily a general practice law firm in Santa Barbara, California, with general emphasis on civil litigation. Mr. Bull has been a member of the Florida Bar since 1973, the California Bar since 1974 and is a member of the American Bar Association. Mr. Bull was admitted to practice before the Supreme Court of the United States in 1984.

     Jim J. McGhan

          Mr. McGhan has been a Director of INAMED since March 31, 1997. Mr. McGhan previously served INAMED as Chief Operating Officer from January 22, 1998 through June 24, 1998 and as President from March 31, 1997 to January 22, 1998. Mr. McGhan also served McGhan Medical Corporation as Chief Executive Officer from April 1996 until June 24, 1998 and as President from August 1992 to April 1996.

     Richard Wm. Talley

           Mr. Talley has served as a Director of INAMED since March 31, 1997. Mr. Talley is currently a principal with Talley, King & Co., a NASD broker-dealer based in Irvine, California, specializing in private placement transactions, which he founded in 1993. Prior to that he founded Talley, McNeil & Tormey, Inc., a regionally focused investment bank, which merged in 1990 into a larger investment banking firm in Irvine, California. Prior to that he opened the Santa Barbara office of Shearson Lehman Brothers and managed that location until the merger with American Express Corporation. Mr. Talley is also the founder and Director of CentraCan Inc., the previous MRI division of HealthCare Merger Corp., providing cancer-related diagnostic and treatment services in Central America. He is a graduate of the University of California Santa Barbara and holds an MBA from Cornell University.

     John E. Williams, M.D.

           Dr. Williams has served as a Director of INAMED since March 31, 1997. Dr. Williams is a plastic surgeon specializing in aesthetic surgery. He is currently not practicing. He is a Diplomate of the American Board of Plastic Surgery and is a Fellow of the American College of Surgeons. He is a member of the American Society of Plastic and Reconstructive Surgeons and the American Society of Aesthetic Plastic Surgeons. He holds memberships in state, national and international plastic surgery societies and is a member of the American Medical Association and the Los Angeles County Medical Association.

     ITEM 11.  EXECUTIVE COMPENSATION.

           The Company established a Compensation Committee of the Board of Directors in March 1997 consisting of the three non-management directors: Messrs. Bull and Talley and Dr.
     Williams.

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

     Base Salary

            The  Company's  salary  levels  are  intended  to  be
     consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance of the Company, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience, ability and knowledge of the job.

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

     Long-Term Incentives

           Stock options are granted from time to time to reward key employees for their contributions. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability. Options are currently granted at an option price of $1.45 per share and vest immediately upon granting.

     Employment, Severance, and Change of Control Agreements

          On January 23, 1998, Donald K. McGhan resigned as Chief Executive Officer of the Company. Subsequently, on February 11, 1998, Mr. McGhan resigned as Chairman of the Board as well as a Director, positions he had held since 1985. From time to time, as requested by the Company's new Chairman, Mr. McGhan continues to provide the benefit of his knowledge, ideas and experience to the Company in the non-director capacity of Chairman Emeritus.

           On January 23, 1998, the Company entered into an Employment Agreement with Richard G. Babbitt (the "Babbitt Agreement"), whereby the Company engaged Mr. Babbitt to act as President and Chief Executive Officer for a term of three years. Under the terms of the Babbitt Agreement, Mr. Babbitt is to be paid $400,000 per year. In addition, Mr. Babbitt received an Executive Officer Warrant granting him the right to purchase 400,000 shares of the Company's Common Stock at a price of $3.525 per share.

           On January 22, 1998, the Company entered into an Employment Agreement with Ilan K. Reich (the "Reich Agreement"), whereby the Company engaged Mr. Reich to act as Executive Vice President for a term of three years. Under the terms of the Reich Agreement, Mr. Reich is to be paid $400,000 per year. In addition, Mr. Reich received an Executive Officer Warrant granting Mr. Reich the right to purchase 400,000 shares of the Company's Common Stock at a price of $3.95 per share.

           Mr. Babbitt and Mr. Reich (each, a "Covered Employee") have each entered into an Employee Severance Agreement (a "Severance Agreement") with the Company. Under the terms of the Severance Agreement, and for a term of three years, upon a change in control of the Company (as defined in the Severance Agreement), and the subsequent termination of the Covered Employee, such Covered Employee will be entitled to certain benefits, including, among other things, a lump sum severance payment equal to 300% of annual base salary and a cash payment in lieu of shares of Common Stock issuable to the Covered Employee upon severance of certain outstanding options. The payments under the Severance Agreement are subject to a "gross-up" provision whereby the Company will pay an additional amount to the Covered Employee to counteract the effect of any excise tax under Section 4999 of the Internal Revenue Code.

            On April 1, 1998, the Company entered into an Employment Agreement with Tom K. Larson, Jr. (the "Larson Agreement"), whereby the Company engaged Mr. Larson to act as Chief Financial officer for a term of three years. Under the terms of the Larson Agreement, Mr. Larson is to be paid $165,000 per year. In addition, Mr. Larson received an option to acquire 20,000 shares of the Company's Common Stock at a price of $1.45 under an existing employee stock option plan. Mr. Larson also received an Executive Officer Warrant granting Mr. Larson the right to purchase 25,000 shares of the Company's Common Stock at a price of $5.00 per share.

     On June 24, 1998, Jim J. McGhan's employment with the Company and its subsidiaries was terminated. Jim J. McGhan was the Chief Operating Officer of the Company, and he is Donald K. McGhan's son. Jim J. McGhan continues as a member of the Board of Directors.

     Stock Option Plans

            In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the "1984 Plan"). Under the terms of the 1984 Plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. No options were granted under the 1984 Plan during 1997, 1996, 1995 or 1994.

            In 1986, the Company adopted an incentive and nonstatutory stock option plan (the "1986 Plan"). Under the terms of the 1986 Plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under the 1986 Plan during 1997, 1996, 1995 or 1994.

            In 1993, the Company adopted a Non-Employee Director Stock Option Plan which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to this Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her inital appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. At December 31, 1997 30,000 options were granted under this plan. The Company recorded stock compensation expense of $51,000 for the year ended December 31, 1997.

     Stock Award Plan

           In 1987, the Board of Directors adopted a stock award plan (the "1987 Plan") whereby 300,000 shares of the Company's common stock were reserved for issuance to selected employees of the Company. The 1987 Plan was adopted to further the Company's growth, development and financial success by providing additional incentives to employees by rewarding them for their performance and providing them the opportunity to become owners of common stock of the Company, and thus to benefit directly from its growth, development and financial success. Shares are awarded under the 1987 Plan to employees as selected by a committee appointed by the Board of Directors to administer the plan. Stock awards totaling 180,388 have been granted as of December 31, 1997. No stock awards were granted under this plan during 1997 and 1996.



     Summary Compensation Table

                The following table sets forth information with respect to the compensation of the Company's executive officers as of December 31, 1997 for services in executive capacities to the Company in 1994, 1995, 1996 and 1997:

                                                                                    Long-Term
                                                                                  Compensation
                        Annual Compensation
                                                                                     Stock
                                                                                   Options/SARs
                                                                  Other
                                                                 Annual              Granted        All Other
 Name and Principal Position     Year    Salary     Bonus     Compensation          (in Shares)     Compensation (6)
Donald K. McGhan (1)             1997    $ 27,763   $     __    $       __           $      __         $ 20,289
Chairman, Chief Executive        1996       6,427         --            --                  --           32,994
Officer and President            1995     299,676         --            --                  --               __
                                 1994     253,187         --            --                  --               --

Michael D. Farney (2)            1997      56,250         --            --                  --            3,573
Chief Executive Officer          1996     225,000         --            --                  --           19,302
And Secretary                    1995     245,165    714,277            --                  --               --
                                 1994     207,354         --            --                  --               __

Jim J. McGhan (3)                1997     218,077      3,462       180,000                  --              536
Chief Operating Officer          1996          --         --       330,000                  --               --
                                 1995          --         --       260,000                  --               --
                                 1994          --         --       314,000                  --               --

Thomas R. Pilholski (4)          1997      17,692         --            --                  --            3,726
Chief Financial Officer

Jeffrey J. Barber (5)            1997     120,462      9,162            __                  __            5,536

_________________


(1) Mr. McGhan was Chairman from 1985 to February 6, 1998, President from January 1987 to March 1997, and Chief Executive Officer from April 1987 until June 1992 and March 31, 1997 until January 22, 1998. Mr. McGhan is currently Chairman Emeritus, and no longer has any executive or board responsibilities with the Company.

(2) Mr. Farney resigned as Chief Executive Officer and Secretary as of March 31, 1997.

(3) Mr. McGhan served as Chief Operating Officer from January 22, 1998 through June 24, 1998 and served as President from March 31, 1997 to January 22, 1998. Prior to his direct employment with the Company, he served as a consultant to one of the Company's subsidiaries, McGhan Medical Corporation. Consulting fees paid to Mr. McGhan in prior years are listed in other annual compensation. Mr. McGhan's employment with the Company ceased on June 24, 1998.

(4) Mr. Pilholski commenced employment with the Company on November 19, 1997 and departed on March 3, 1998.

(5)  Mr.  Barber  has  served as Executive Vice  President  since
     March 31, 1997.

(6) Fringe benefits including automobile allowance, relocation allowances and group term insurance.





Table  of  Stock Option Exercises in 1997 and 1996  and  Year-End
Option Values

                                          No. of            Value of
                      No. of              Securities        Unexercised In-
                      Shares              Underlying        the-Money
                      Acquired  Value     Unexercised       Options at
Name                  on        in $      Options at        12/31/97 ($)
                      Exercise  Realized  12/31/97 ($)      Exercisable/
                                          Exercisable/      Unexercisable
                                          Unexercisable
Jeffrey J. Barber          -        __       10,000/0          $30,000/$0



COMPARISON OF TOTAL SHAREHOLDER RETURN

       The following graph sets forth the Company's total shareholder return as compared to the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index over the period from December 31, 1992 until December 31, 1997. The total shareholder return assumes $100 invested at December 31, 1992 in the Company's Common Stock, the NASDAQ Market Index and the Standard & Poor's Medical Products and Supplies Index. It also assumes reinvestment of all dividends.


                          12/92   12/93   12/94   12/95   12/96   12/97


INAMED Corporation        100     105     124     338     324     157

Nasdaq Stock Market       100     115     112     159     195     240
(U.S.)
S&P Health Care (Medical  100      76      90     153     175    219
Products & Supplies)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      The following table sets forth information as to the shares of common stock owned as of June 5, 1998, by (i) each person who, insofar as the Company has been able to ascertain, beneficially owned more than five percent of the outstanding common stock of the Company, (ii) each director, (iii) each of the officers named in the Summary Compensation Table and (iv) all the directors and officers as a group. Unless otherwise indicated in the footnotes following the table and subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned.

Name of Beneficial
Owner or Identity of Group     Number of Shares    Percent of Class
Group

Appaloosa Management LP        4,593,355(1)        33.10%
26 Main Street
Chatham,  NJ 07928

Donald K. McGhan               1,330,203(2)        13.13%
3800 Howard Hughes Parkway
Suite 1800
Las Vegas, Nevada 89109

Oracle Partners, L.P.          1,195,891(3)        10.64%
712 Fifth Avenue, 45th Floor
New York, New York 10019

HBK Investments L.P. et al          583,928          5.77%
777 Main Street, Suite 2750
Forth Worth, Texas 76102

Richard G. Babbitt(4)                  0(5)

Ilan K. Reich(4)                  75,000(6)         0.74%

Tom K. Larson, Jr.(4)             20,000(7)

Jim J. McGhan(4)                       0

Jeffrey J. Barber(4)              12,000            0.12%

Harrison E. Bull(4)               35,000(8)         0.84%

Richard Wm. Talley(4)             60,000(8)         1.09%

John E. Williams(4)               35,000(8)         0.84%

All officers and                 237,000            3.63%
directors as a group


(1) Includes 2,660,341 shares of which Appaloosa Management LP has beneficial ownership by reason of the ownership of $14,205,714 aggregate principal amount of the Company's 11% Secured Convertible Notes due 1999. Also includes 1,098,214 shares of common stock issuable upon exercise of warrants to purchase common stock at $7.50 per share.

(2) Includes 207,310 shares of common stock owned by Shirley M. McGhan, the wife of Donald K. McGhan, to which Mr. McGhan disclaims beneficial ownership; 107,985 shares owned by a corporation of which Mr. McGhan is the chairman; 197,280 shares owned by a limited partnership of which Mr. McGhan is the general partner; and 173,453 shares owned by a limited liability corporation of which Mr. McGhan is the managing member. Also includes 8,571 shares of common stock issuable upon exercise of warrants to purchase common stock at $7.50 per share.

(3) Includes 749,091 shares of which Oracle Partners L.P. has beneficial ownership by reason of the ownership of $4,000,000 aggregate principal amount of the Company's 11% Secured Convertible Notes due 1999. Also includes 375,000 shares of common stock issuable upon exercise of warrants to purchase common stock at $7.50 per share.

(4)  The  address of these officers and directors is 3800  Howard
     Hughes Parkway, Suite 900, Las Vegas, Nevada  89109

(5) Does not include a warrant to purchase 400,000 shares, which begins to vest in 1999.

(6) Based on a warrant to purchase stock at $5.51 per share, which is currently exercisable. Does not include a warrant to purchase 400,000 shares, which begins to vest in 1999.

(7) Does not include a warrant to purchase 25,000 shares, which begins to vest in 1999.

(8)  Includes  director options and warrants which are  currently exercisable.  Does not include a warrant to purchase  50,000 shares, which begins to vest in 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From April 1997 until January 1998, International Integrated Industries, LLC, ("Industries") an entity affiliated with Mr. Donald K. McGhan, the Company's former Chairman, Chief
Executive Officer and President and 13% stockholder, lent the Company an aggregate of $9.9 million, of which $8.8 million is included in liabilities at December 31, 1997. That indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. Interest expense of $386,000 was accrued in the 1997 income statement with respect to those notes but has not been paid to date.

After Industries began to loan those monies to the Company, Mr. McGhan represented to the Board of Directors that those funds were derived from personal financial resources. Recently, however, in connection with Mr. McGhan's unsuccessful efforts to negotiate a payment schedule for the interest and principal of that loan, the Company learned that approximately two-thirds of the monies lent by Industries to the Company were in fact derived from loans made to Industries by Medical Device Alliance, Inc. ("MDA"). MDA is a private company formed by Mr. McGhan in 1995 to develop and market various products for use in ultrasonic liposuction; the Company believes that approximately $20 million has been raised to date by MDA from various outside investors through private placement transactions. The Company does not believe those outside investors were apprised of the loans from MDA to Industires; importantly, however, the investment of those funds in a medical device company such as INAMED was apparently within the permitted scope of the proposed use of funds which existed when those investors made their investment. The Company's Board of Directors has been advised by legal counsel: (a) that the Company has no responsibility whatsoever to the outside investors in MDA for the monies which Mr. McGhan arranged to loan to Industries, which in turn were loaned by Industries to the Company, and (b) that Mr. McGhan, as the controlling person of both MDA and Industries at the times those loans were made, is solely responsible to the outside investors in MDA for his actions with respect to those monies.

     The  Company  plans   to negotiate  the  conversion of the
10.5% subordinated notes into common stock sometime during 1998, although there can be no assurance that such a transaction will occur or that the price or timeframe for any such conversion will be favorable to the Company's existing stockholders.

     In 1997, the Company entered into an agreement with Medical Device Alliance, Inc. ("MDA") to sell furniture, artwork and equipment which the Company was acquiring through a capital sublease with Wells Fargo Bank for a total purchase price of $300,001. The Company recorded a gain on sale of assets of approximately $9,000 in 1997 in respect to this transaction. In 1997, the Company also entered into an agreement to sublease from MDA on a month-to-month basis approximately 5,000 square feet of office space in Las Vegas for $10,000 per month. Donald K. McGhan is the Chairman of MDA.

      In 1996 and 1997, the Company performed administrative services for MDA and other related parties. The Company believes the value of these services is approximately $150,000 and will invoice MDA when it finishes assessing the extent of those services.

      In 1997, the Company signed a distribution agreement with Lysonix Inc., a subsidiary of MDA, to sell ultrasonic surgery equipment in the European and Latin American regions. Special incentive discounts were offered to the Company for the introduction of the product in 1997. Net sales in 1997 were approximately $300,000. In 1998, the terms of the original agreement were revised so that the Company would obtain the goods on a consignment basis and not have an obligation with Lysonix until the products were sold. This agreement and its revision have been reviewed and approved by the Company's current management.

      Included in general and administrative expense on the income statement in 1997 and 1996 is $1.6 million and $1.5 million in aircraft rental expenses paid to Executive Flite Management, Inc., a company that is controlled by the family of Mr. Donald K.
McGhan.   No  signed contract exists and the Company  was  billed
based  on  its  usage.   The Company believes  that  such  rental
expenses are on substantially equivalent terms to that which the Company could obtain from an unaffiliated third party. In 1998 the Company discontinued the use of such corporate aircraft.

     Included in related party notes receivable in 1996 is a 10.5% note with McGhan Management Corporation, in the amount of $202,510. Mr. Donald K. McGhan and his wife are the majority shareholders of McGhan Management Corporation. This note has since been paid in its entirety. During 1996, the Company incurred $253,000 for flight related services with McGhan Management Corporation. During 1997, the Company incurred $140,000 for flight related services.

     Included in assets in 1995 is an unsecured note receivable from Michael D. Farney, former Chief Executive Officer and Chief Financial Officer of the Company. This receivable approximated $386,000 as of December 31, 1995. The note bears interest at 9.5% per annum and was due in June 1996. On March 4, 1996, the balance of the note was paid in full.

       Included in liabilities in 1995 are notes payable to McGhan
Management  Corporation, and Donald K.  McGhan.   These  payables
approximated $1,209,000 as of December 31, 1995. The notes bear interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and were due June 30, 1996, or on demand. The Company paid the balance of these notes in full on January 25, 1996.
Also included in liabilities in 1995 is a note payable of approximately $550,000 to Pedro Ramirez, a former officer of INAMED, S.A., in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

          During 1992, the Company entered into a rental arrangement with Star America Corporation for rental of an aircraft to provide air transportation for corporate purposes. Michael D.
Farney   is  the  only  director  and  officer  of  Star  America
Corporation. Rental expense for 1995 and 1994 was $900,000 and $888,000, respectively. In February 1995, the Company received a
credit voucher from Star America Corporation for $800,000.   This
amount represented payments made during 1994 in excess of the actual rental arrangement. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The rental arrangement with Star America Corporation was terminated effective December 31, 1995.
                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


(a)(1)  Consolidated Financial Statements:              Page(s)
        Report of Independent Accountants               F-1
        Consolidated Balance Sheets as of               F-2
          December 31, 1997, and 1996
        Consolidated Statements of Operations for the   F-4
          Years ended December 31, 1997 and 1996
        Consolidated Statements of Stockholders'        F-5
          Deficiency for the years ended December 31,
          1997 and 1996
        Consolidated Statements of Cash Flows for the   F-6
          Years ended December 31, 1997 and 1996
        Notes to Consolidated Financial Statements      F-8
        Consolidated Balance Sheet as of                F-35
          December 31, 1995
        Consolidated Statements of Operations for the   F-37
          Years ended December 31, 1995 and 1994
        Consolidated Statements of Stockholders'        F-38
          Equity (Deficit) for the years ended December
          31, 1995 and 1994
        Consolidated Statements of Cash Flows for the   F-39
          Years ended December 31, 1995 and 1994
        Notes to Consolidated Financial Statements      F-42


(a)(2)  Consolidated Financial Statement Schedules:
        Schedule II - Valuation and Qualifying Accounts F-63


      All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)      Exhibits:
 Exhibit    Description
       3.1  Registrant's Articles of Incorporation.
            (Incorporated herein by reference to Exhibit 3.1 of
            the Company's Financial Report on Form 10-K for the
            year ended December 31, 1995 (Commission File No. 0-
            7101).)
       3.2  Registrant's By-Laws.  (Incorporated herein by
            reference to Exhibit 3.2 of the Company's Financial
            Report on Form 10-K for the year ended December 31,
            1995 (Commission File No. 0-7101).)
       4.1  Specimen Stock Certificate for INAMED Corporation
            Common Stock, par value $.01 per Share.
            (Incorporated herein by reference to Exhibit 3.3 of
            the Company's Financial Report on Form 10-K for the
            year ended December 31, 1995 (Commission File No. 0-
            7101).)
       4.2  Warrant Agreement dated as of  July 2, 1997 between
            INAMED Corporation and U.S. Stock Transfer
            Corporation.  (Incorporated herein by reference to
            Exhibit 10.6 of the Company's Current Report on Form
            8-K filed with the Commission on July 9, 1997.)
      10.1  Stock Option Plan, together with form of Incentive
            Stock Option Agreement and Nonstatutory Stock Option
            Agreement.  (Incorporated herein by reference to
            Exhibit 10.1 of the Company's Financial Report on
            Form 10-K for the year ended December 31, 1995
            (Commission File No. 0-7101).)
      10.2  Stock Award Plan.  (Incorporated herein by reference to Exhibit 10.2 of the Company's Financial Report on
            Form 10-K for the year ended December 31, 1995
            (Commission File No. 0-7101).)
      10.3  Non-Employee Directors' Stock Option Plan.
            (Incorporated herein by reference to Exhibit 10.3 of
            the Company's Financial Report on Form 10-K for the
            year ended December 31, 1995 (Commission File No. 0-
            7101).)
      10.4  Form of INAMED Corporation February 27, 1997 Letter
            Agreement. (Incorporated herein by reference to
            Exhibit 10.4 of the Company's Financial Report on
            Form 10-K for the year ended December 31, 1996.)
      10.5  Form of INAMED Corporation 4% Convertible Debenture.
            (Incorporated herein by reference to Exhibit 10.5 of
            the Company's Financial Report on Form 10-K for the
            year ended December 31, 1996.)
      10.6  Form of Registration Rights Agreement. (Incorporated
            herein by reference to Exhibit 10.6 of the Company's
            Financial Report on Form 10-K for the year ended
            December 31, 1996.)
      10.7  Form of Convertible Debenture Agreement.
            (Incorporated herein by reference to Exhibit 10.7 of
            the Company's Financial Report on Form 10-K for the
            year ended December 31, 1996.)
      10.8  Rights Agreement, dated as of June 2, 1997, between
            INAMED Corporation and U.S. Stock Transfer
            Corporation, which includes the form of Rights
            Certificate as Exhibit A and the Summary of Rights
            to Purchase Common Stock as Exhibit B.
            (Incorporated herein by reference to Exhibit 4.1 of
            the Company's Current Report on Form 8-K filed with
            the Commission on May 23, 1997.)
      10.9  Form of Letter from the Board of Directors of INAMED
            Corporation to Shareholders to be mailed with copies
            of the Summary of Rights appearing as Exhibit B to
            Exhibit 1 hereto.  (Incorporated herein by reference
            to Exhibit 99.2 of the Company's Current Report on
            Form 8-K filed with the Commission on May 23, 1997.)
     10.10  Amendment No. 1 to Rights Agreement, dated as of
            June 13, 1997, between INAMED Corporation and U.S.
            Stock Transfer Corporation. (Incorporated herein by
            reference to Exhibit 10.10 of the Company's
            Financial Report on Form 10-K for the year ended
            December 31, 1996.)
     10.11  Letter Agreement dated as of July 2, 1997 by and
            among INAMED Corporation, Appaloosa Management L.P.,
            and Donald K. McGhan.  (Incorporated herein by
            reference to Exhibit 10.1 of the Company's Current
            Report on Form 8-K filed with the Commission on July
            9, 1997.)
     10.12  Second Supplemental Indenture, dated as of July 2,
            1997, between INAMED Corporation and Santa Barbara
            Bank & Trust.  (Incorporated by reference to Exhibit
            10.2 of the Company's Current Report on Form 8-K
            filed with the Commission on July 9, 1997.)
     10.13  Letter of Representation of INAMED Corporation dated as of July 2, 1997 in favor of holders of 11%
            Secured Convertible Notes due 1999.  (Incorporated
            herein by reference to Exhibit 10.3 of the Company's
            Current Report on Form 8-K filed with the Commission
            on July 9, 1997.)
     10.14  Consent and Waiver of certain holders of 11% Secured
            Convertible Notes due 1999 dated as of July 8, 1997.
            (Incorporated herein by reference to Exhibit 10.4 of
            the Company's Current Report on Form 8-K filed with
            the Commission on July 9, 1997.)
     10.15  Letter executed by Appaloosa Investment Limited
            Partnership, Ferd L.P. and Palomino Fund Ltd.
            withdrawing the notice of default under the
            Indenture.  (Incorporated herein by reference to
            Exhibit 10.5 of the Company's Current Report on Form
            8-K filed with the Commission on July 9, 1997.)
     10.16  Amendment No. 2 to Rights Agreement, dated as of
            July 2, 1997, between INAMED Corporation and U.S.
            Stock Transfer Corporation.  (Incorporated herein by
            reference to Exhibit 10.7 of the Company's Current
            Report on Form 8-K filed with the Commission on July
            9, 1997.)
     10.17  Form of Note Purchase Agreement.  (Incorporated
            herein by reference to Exhibit 99.1 of the Company's
            Current Report on Form 8-K filed with the Commission
            on April 19, 1996.)
     10.18  Indenture between the Registrant and Santa Barbara
            Bank & Trust, as trustee.  (Incorporated herein by
            reference to Exhibit 99.2 of the Company's Current
            Report on Form 8-K filed with the Commission on
            April 19, 1996.)
     10.19  Form of 11% Secured Convertible Note due 1999.
            (Incorporated herein by reference to Exhibit 99.3 of
            the Company's Current Report on Form 8-K filed with
            the Commission on April 19, 1996.)
     10.20  Security Agreement between the Registrant and Santa
            Barbara Bank & Trust, as trustee.  (Incorporated
            herein by reference to Exhibit 99.4 of the Company's
            Current Report on Form 8-K filed with the Commission
            on April 19, 1996.)
     10.21  Guarantee and Security Agreement between certain
            subsidiaries of the Registrant and Santa Barbara
            Bank & Trust, as trustee.  (Incorporated herein by
            reference to Exhibit 99.5 of the Company's Current
            Report on Form 8-K filed with the Commission on
            April 19, 1996.)
     10.22  Guarantee Agreement between certain subsidiaries of the Registrant and Santa Barbara Bank & Trust, as
            trustee.  (Incorporated herein by reference to
            Exhibit 99.6 of the Company's Current Report on Form
            8-K filed with the Commission on April 19, 1996.)
     10.23  Loan Purchase Agreement between First Interstate
            Bank of California and Santa Barbara Bank & Trust,
            as trustee.  (Incorporated herein by reference to
            Exhibit 99.7 of the Company's Current Report on Form
            8-K dated filed with the Commission on April 19,
            1996.)
     10.24  Escrow Agreement between the Registrant and Santa
            Barbara Bank & Trust, as trustee.  (Incorporated
            herein by reference to Exhibit 99.8 of the Company's
            Current Report on Form 8-K filed with the Commission
            on April 19, 1996.)
     10.25  Escrow Agreement between the Registrant and Santa
            Barbara Bank & Trust, as trustee.  (Incorporated
            herein by reference to Exhibit 99.9 of the Company's
            Current Report on Form 8-K filed with the Commission
            on April 19, 1996.)
     10.26  Settlement Agreement dated April 2, 1998.
            (Incorporated herein by reference to Exhibit 10.26
            of the Company's Current Report on Form 8-K filed
            with the Commission on April 17, 1998.)
     10.27  Letter Agreement with Appaloosa Management, L.P.
            dated April 2, 1998. (Incorporated herein by
            reference to Exhibit 10.27 of the Company's Current
            Report on Form 8-K filed with the Commission on
            April 17, 1998.)
      21    Registrant's Subsidiaries
      27    Financial Data Schedule


     (b)  Reports on Form 8-K:

          Form 8-K dated March 19, 1997
          Form 8-K dated May 23, 1997
          Form 8-K dated June 11, 1997
          Form 8-K dated June 25, 1997
          Form 8-K dated July 9, 1997
          Form 8-K dated January 23, 1998
          Form 8-K dated February 11, 1998
          Form 8-K dated March 6, 1998 (as amended)
          Form 8-K dated April 1, 1998
          Form 8-K dated April 6, 1998

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INAMED CORPORATION



July 7, 1998                 By: /s/ Richard G. Babbitt
                              Richard G. Babbitt, Chairman of the Board,
                              Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


 /s/ Richard G. Babbitt       Chairman of the Board, Chief
Richard G. Babbitt            Executive Officer, President
                              and Director (Principal
                              Executive Officer)

 /s/ Ilan K. Reich            Executive Vice President and
Ilan K. Reich                 Director

 /s/ Tom K. Larson, Jr.       Vice President, Finance and Administration
Tom K. Larson, Jr.            Chief Financial Officer (Principal Accounting
                              Officer)

 /s/ Harrison E. Bull, Esq.   Director
Harrison E. Bull, Esq.

 /s/ Jim J. McGhan            Director
Jim J. McGhan

 /s/ Richard Wm. Talley        Director
Richard Wm. Talley

 /s/ John E. Williams, M.D.    Director
John E. Williams, M.D.

             STATEMENT OF MANAGEMENT RESPONSIBILITY


To the Stockholders of INAMED Corporation & Subsidiaries

The Management of INAMED Corporation and Subsidiaries is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and properly reflect the effects of certain estimates and judgements made by management.

The Company's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and the independent accountants.

The Company's consolidated financial statements for the years ended December 31, 1997 and 1996 have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and test of accounting records and procedures as they considered necessary in the circumstances.

The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to the independent accountants.



/s/ Richard G. Babbitt
Richard G. Babbitt
Chairman, Chief Executive
Officer and President



/s/ Tom K. Larson Jr.
Tom K. Larson Jr.
Vice President, Finance
Chief Financial Officer


May 29, 1998



                REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
INAMED Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of INAMED Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index for the same period. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INAMED Corporation and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein for the years ended December 31, 1997 and 1996.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going
concern.   As discussed in Note 1 to the consolidated  financial
statements, the Company, through certain subsidiaries, has been a defendant in substantial litigation related to breast implants which has adversely affected the liquidity and financial condition of the Company. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are discussed in Note 1 to the consolidated financial statements.


BDO Seidman, LLP

May 29, 1998

               INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets
                           In (000's)




                                                     December 31,
                Assets                          1997              1996

Current Assets:
 Cash and cash equivalents                     $ 1,946           $ 923
 Trade accounts receivable, net of allowances
 for doubtful accounts and returns of $5,221
 and $5,411                                     13,979          11,452
 Related party notes receivable                    129             236
 Inventories                                    23,117          20,724
 Prepaid expenses and other current assets       1,413           1,563
 Income tax refund receivable                      472             151
                                                ------          ------
        Total current assets                    41,056          35,049
                                                ------          ------
Property and equipment, at cost:
  Machinery and equipment                       12,585          10,555
  Furniture and fixtures                         4,541           4,495
  Leasehold improvements                        10,996           9,148
                                                ------          ------
                                                28,122          24,198

Less, accumulated depreciation and
amortization                                   (14,639)        (11,938)
                                                ------          ------
          Net property and equipment            13,483          12,260

Notes receivable, net of allowances of $467
 and $1,067                                      2,799           2,108

Intangible assets, net                           1,164           1,410

Restricted cash, settlement fund                    --          14,796

Other assets                                       340             289
                                                ------          ------
Total assets                                $   58,842       $  65,912
                                                ======          ======

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets
                  In (000's except share data)


                                               December 31,
Liabilities and Stockholders' Deficiency        1997          1996

Current liabilities:
  Current installments of long-term debt    $       30     $     321
  Notes payable to bank                            659           914
  Accounts payable                              14,759        12,373
  Accrued liabilities:
       Salaries, wages, and payroll taxes        2,683         4,895
       Interest                                  3,146         3,110
       Self-insurance                            3,602         1,373
       Other                                     2,667         1,672
  Royalties payable                              4,156         4,039
  Income taxes payable                           2,894         1,841
                                                ------        ------
          Total current liabilities             34,596        30,538
                                                ------        ------

Convertible and other long-term debt            23,574        34,607

Subordinated notes payable, related party        8,813            --

Deferred grant income                              993         1,269

Deferred income taxes                              220           254

Accrued litigation settlement                   37,335         9,152

Commitments and contingencies

Stockholders'  deficiency:
  Common stock, $.01 par value
  Authorized 20,000,000 shares;
  issued and outstanding 8,885,076
  and  8,036,550                                   89            80
  Additional paid-in capital                   19,027        13,586
  Cumulative translation adjustment              (223)          431
  Accumulated deficit                         (65,582)      (24,005)
                                               ------        ------
          Stockholders' deficiency            (46,689)       (9,908)
                                               ------        ------
Total liabilities and stockholders'
   deficiency                          $       58,842    $   65,912
                                               ======        ======

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Operations
           In (000's except share and per share data)

             Years ended December 31, 1997 and 1996


                                            1997           1996

Net sales                              $    106,381      $   93,372
Cost of goods sold                           37,643          35,295
                                            -------         -------
     Gross profit                            68,738          58,077
                                            -------         -------
Operating expense:
 Marketing                                   30,349          25,569
 General and administrative                  33,848          31,234
 Research and development                     8,863           5,693
                                            -------         -------
    Total operating expenses                 73,060          62,496
                                            -------         -------
     Operating loss                          (4,322)         (4,419)
                                            -------         -------
Other income (expense):
 Litigation settlement                      (28,150)             --
 Interest income                                817           1,110
 Interest expense and debt costs             (6,990)         (5,387)
 Royalty income                                 347             481
 Foreign currency transaction gains (losses) (1,796)             68
 Miscellaneous income (expense)                 398             (18)
                                            -------         -------
Other expense                               (35,374)         (3,746)
                                            -------         -------
     Loss before income tax expense         (39,696)         (8,165)

Income tax expense                            1,881           3,214
                                            -------         -------
 Net loss                                $  (41,577)      $ (11,379)
                                            =======         =======
Net loss per share of common stock
 Basic                                   $    (4.97)      $   (1.46)
 Diluted                                 $    (4.97)      $   (1.46)
                                            =======         =======

Weighted average shares outstanding        8,371,399       7,811,073
                                           =========       =========


See accompanying notes to consolidated financial statements.


        INAMED CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Stockholders' Deficiency
                           In (000's)

             Years ended December 31, 1997 and 1996

                                                 Additional   Cumulative
                             Common  Stock       Paid-in      Translation         Accumulated    Stockholders'
                             Shares  Amount      Capital      Adjustment          Deficit        Deficiency
Balance, January 1, 1996      7,603   $ 76      $  9,964       $   882            $(12,626)      $  (1,704)
Net loss                         --     --            --            --             (11,379)        (11,379)
Repurchases and retirement
  of common stock                --     --           (3)            --                  --              (3)
Issuance of common stock
 (exercise ofstock options)      32     --           45             --                  --              45
Issuance of common stock
 (Regulation S Transaction)     344      3        2,997             --                  --           3,000
Issuance of common stock
(conversions debt to equity)     58      1          583             --                  --             584
Translation adjustment           --     --           __           (451)                 __            (451)
                             -----------------------------------------------------------------------------
Balance,  December 31, 1996   8,037     80       13,586            431             (24,005)         (9,908)

Net Loss                         --     --           --             --             (41,577)        (41,577)
Repurchases and retirement
 of common stock                 (11)   __          (55)            --                  --             (55)
Issuance of common
(exercise of stock options)       71     1          102             --                  --             103
Issuance of common stock
(conversions of debt to equity)  616     6        2,261             --                  __           2,267
Issuance of common stock
(waiver of covenant defaults)    172     2        1,415             --                  --           1,417

Issuance of Warrants & Options    --    --        1,718             __                  __           1,718
Translation adjustment            __    __           __           (654)                 __            (654)
                              ----------------------------------------------------------------------------
Balance, December 31, 1997     8,885  $ 89      $19,027          $(223)           $(65,582)       $(46,689)
                              ============================================================================
See accompanying notes to consolidated financial statements.


               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
              Years ended December 31, 1997 and 1996
                           In (000's)

                                               1997        1996

Cash flows from operating activities:
 Net loss                                  $(41,577)       $(11,379)
 Net cash provided by (used for)
 operating activities:
   Depreciation and amortization              2,267           2,728
   Non-cash debt costs                        1,487              --
   Amortization of deferred grant income       (454)            (96)
   Amortization of intangible assets            244             328
   Amortization of debenture discount           273              --
   Amortization of private offering costs        49              40
   Non-cash compensation to directors           231              --
   Provision for doubtful accounts and returns (185)         (1,216)
   Provision for doubtful notes                (600)             --
   Provision for obsolescence of inventory      264             563
   Deferred income taxes                        (35)          2,030
   Changes in current assets and liabilities:
     Trade accounts receivable               (3,265)            119
     Notes receivable                          (101)             87
     Inventories                             (4,491)         (3,910)
     Prepaid expenses and other
      current assets                             43             273
     Income tax refund receivable              (337)            (61)
     Other assets                              (105)           (173)
     Accounts payable                         2,016          (6,193)
     Accrued salaries, wages, and payroll
     taxes                                   (2,304)         (4,584)
     Accrued interest                            36           1,500
     Accrued self-insurance                   2,230             242
     Other accrued liabilities                1,021            (642)
     Royalties payable                          117           1,112
     Income taxes payable                     1,091              (6)
     Accrued litigation settlement           28,183              --
                                            -------         -------
          Net cash used for
           operating activities             (13,902)        (19,238)
                                            -------         -------
Cash flows from investing activities:
    Disposal of fixed assets                     --             (44)
 Loss on Investments                             --             100
 Purchase of property and equipment          (5,106)         (3,959)
 Purchase of intangible assets                   --             (80)
                                            -------         -------
          Net cash used in
           investing activities              (5,106)         (3,983)
                                            -------         -------
See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, continued

                                              1997              1996

Cash flows from financing activities:
Restricted cash in escrow for litigation
 settlement                                   $  14,796         $ (14,796)
Increases in notes payable and long-term debt        --               271
Increases in convertible notes payable
 and debentures payable                           5,648            34,516
Principal repayment of notes payable
 and long-term debt                             (13,816)             (197)
Decrease in related party receivables               105               149
Increase (decrease) in related party payables     8,813            (1,759)
Grants received, gross                               --               210
Proceeds from exercise of stock options             103                46
Repurchase of common stock                          (55)               (3)
Issuance of common stock                             --             3,000
                                               --------           -------

Net cash provided by financing activities        15,594            21,437
                                               --------           -------
Effect of exchange rate changes on cash           4,437              (100)
                                               --------           -------
Net increase (decrease) in cash
 and cash equivalents                             1,023            (1,884)

Cash and cash equivalents at beginning of year      923             2,807
                                               --------           -------
Cash and cash equivalents at end of year       $  1,946           $   923
                                               ========           =======
Supplemental disclosure of cash flow
    information:
  Cash paid during the year for:
   Interest                                    $  3,745           $ 3,519
                                               ========           =======
   Income taxes                                $    988           $ 1,336
                                               ========           =======

See accompanying notes to consolidated financial statements.

                 INAMED Corporation
        Notes to Consolidated Financial Statements
             December 31, 1997 and 1996
        (in 000's, except share and per share data)




(1)  Basis of Presentation and Summary of Significant Accounting
     Policies
     The  accompanying consolidated financial statements  include the accounts of INAMED Corporation and each of its wholly-owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

     The Financial Statements do not include any adjustments relating to the recoverability and classification of the recorded asset and liability amounts that might be necessary should the Company be unable to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement (see Note 14) and its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is actively seeking financing and anticipates doing a restructuring which the Management believes will ultimately enable them to attain profitability.

     The Company

     INAMED   Corporation's  subsidiaries  are   McGhan   Medical
     Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and
     general   surgery  fields;  BioEnterics  Corporation   which
     develops,   manufactures  and  sells  medical  devices   and
     associated  instrumentation to  the  bariatric  and  general
     surgery   fields;  Biodermis  Corporation  which   develops,
     produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which
     develops,   produces  and  distributes   specialty   medical
     products   for  use  by  the  general  surgery   profession;
     Flowmatrix  Corporation  which  manufactures  high   quality
     silicone  components  and devices for INAMED's  wholly-owned
     subsidiaries  and  distributes  an  international  line   of
     proprietary   silicone   products;    Medisyn   Technologies
     Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields
     of   medical  devices,  pharmaceuticals  and  biotechnology;
     INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and McGhan Medical B.V., a Netherlands corporation, McGhan Medical B.V.B.A., a Belgium corporation, McGhan Medical GmbH, a German corporation, McGhan Medical S.R.L., an Italian corporation, McGhan Medical Ltd., a United Kingdom corporation, McGhan Medical S.A.R.L., a
     French   corporation,  McGhan  Medical   S.A.,   a   Spanish
     corporation, INAMED do Brasil, a Brazilian corporation, INAMED Medical Group, a Japanese corporation, McGhan Medical Asia Pacific, a Hong Kong corporation, McGhan Medical Mexico, S.A. de C.V., a Mexican corporation, and Bioenterics Latin America, S.A. de C.V., a Mexican corporation, which all sell medical devices on a direct sales basis in the various countries in which they are located.


 (1) Basis of Presentation and Summary of Significant Accounting
     Policies (continued)

     Revenue Recognition

     The  Company recognizes revenue in accordance with Statement
     of   Financial   Accounting  Standards  No.   48,   "Revenue
     Recognition When Right of Return Exists". Revenues are recorded net of estimated returns and allowances when product is shipped. The Company ships product with the right of return and has provided an estimate of the allowance for returns based on historical returns. Because management can reasonably estimate future returns, the product prices are substantially fixed and the Company recognizes net sales when the product is shipped. The estimated allowance for returns is based on the historical trend of returns, year-to-date sales and other factors.

     Inventories

     Inventories are stated at the lower of cost or market  using
     the  first-in,  first-out  (FIFO) convention.   The  Company
     provides a provision for obsolescence based upon historical experience.

     Current Vulnerability Due to Certain Concentrations

     The Company has limited sources of supply for certain raw materials which are significant to its manufacturing process. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lives of the leases, whichever is shorter. Fully depreciated assets still in use at December 31, 1997 and 1996 include machinery and leasehold improvements of approximately $5,800 and $1,600, respectively.

     Intangible and Long-Term Assets

     Intangible  and  long-term assets are stated  at  cost  less accumulated  amortization, and  are  being  amortized  on  a
     straight-line  basis  over  their  estimated  useful   lives
     ranging from 5 to 17 years.

  (1) Basis of Presentation and Summary of Significant Accounting
      Policies (continued)

     Intangible and Long-Term Assets (continued)

     The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. The Company periodically evaluates the realizability of goodwill in accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Based upon its most recent analysis, no impairment of goodwill exists at December 31, 1997.

     SFAS No. 121 was adopted by the Company for the year ended December 31, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. Impairment of long-lived assets is measured by the difference between the discounted future cash flows expected to be generated from the long-lived asset against the fair value of the long-lived asset. Fair value of long-lived assets is determined by the amount at which the asset could be bought or sold in a current transaction between willing parties.

     Research and Development

     Research and development costs are expensed when incurred.

     Advertising costs

     Advertising costs are charged to operations in the year incurred and totaled approximately $426 and $441 in 1997 and 1996.

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

     The Company has provided an allowance against deferred tax assets on its U.S. operations at December 31, 1997 and 1996.



  (1) Basis of Presentation and Summary of Significant Accounting
      Policies (continued)

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of common stock equivalents. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for December 31, 1997 and 1996. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

     Foreign Currency Translation

     The functional currencies of the Company's foreign subsidiaries are their local currencies, and accordingly, the assets and liabilities of these foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange in effect during the periods. For the year ended December 31, 1997, the foreign subsidiaries have incurred significant intercompany debts which are denominated in various foreign currencies. The translation of the intercompany debts resulted in a foreign currency translation loss of $1,796. Unrealized translation adjustments do not reflect the results of operations and are reported as a separate component of stockholders' deficiency, while transaction gains and losses are reflected in the consolidated statement of operations. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.







(1)  Basis  of Presentation and Summary of Significant Accounting
     Policies (continued)

     Stock-Based Compensation

     The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS No. 123") as of December 31, 1996. Pro-forma information regarding net income and earnings per share using the fair value method is required by SFAS No. 123; however, application of SFAS No. 123 would not result in a significant difference from reported net income and earnings per share for the years ended December 31, 1997 and 1996.

     Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     Concentrations of Credit Risk

     Certain   financial  instruments  potentially  subject   the
     Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments.

     The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables.

     Financial Instruments

     The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term maturities. The fair value of long-term debt instruments, including the current portion, approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial

     (1) Basis of Presentation and Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements (continued)

     statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to have a material effect on the Company's financial position, results of operations or financial statement disclosures.

     Reclassification

     Certain reclassifications were made to 1996 and 1995 consolidated financial statements to conform to the 1997 presentation. There was no effect on net income or stockholders' deficiency as a result of these reclassifications.


(2) Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                                                   December 31,
                                                     1997         1996


     Accounts receivable                        $   19,200     $  16,863
     Allowance for doubtful accounts                  (865)         (714)
     Allowance for returns and credits              (4,356)       (4,697)
                                                  _________     _________

     Net accounts receivable                     $  13,979     $  11,452
                                                  ========      ========

     Notes receivable                            $   3,266     $   3,175
     Allowance for doubtful notes                     (467)       (1,067)
                                                 _________     _________

     Net notes receivable                        $   2,799     $   2,108
                                                 =========     =========
(3) Inventories

    Inventories are summarized as follows:

                                                     December 31,
                                                      1997         1996

     Raw materials                               $    4,671    $    3,554
     Work in progress                                 3,799         3,911
     Finished goods                                  16,161        14,584
                                                  _________     _________

                                                     24,631        22,049
     Less allowance for
     obsolescence                                    (1,514)       (1,325)
                                                  _________     _________

                                                  $  23,117     $  20,724
                                                  =========     =========
 (4)  Intangible Assets

      Intangible assets primarily consist of patents, trademarks and goodwill net of accumulated amortization of approximately $3,733 and $3,973 amounting to $1,164 and $1,410 at December 31, 1997 and 1996.

(5)  Lines of Credit

     The Company's Dutch subsidiary has a line of credit with a major Dutch bank, currently totaling $860. The line of credit is collateralized by the accounts receivable, inventories and certain other assets of that subsidiary. The line of credit was renegotiated in 1996 with no expiration date. As of December 31, 1997, no funds were drawn on the line of credit. As of December 31, 1996 approximately $537 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

     For  the  years  ended  December  31,  1997  and  1996,  the
     Company's  foreign subsidiaries financed approximately  $659 and $377 which was secured by its accounts receivable.

     The Company's weighted average interest rate on short-term borrowings was 7% in both 1997 and 1996.

     The Company is currently seeking to establish a domestic line of credit.

(6)  Long-Term Debt

     Long-term debt is summarized as follows:

                                                          December 31,
                                                       1997          1996
  11% Secured Convertible Note payable,
  maturing January 1999, interest payable
  quarterly, January 1, April 1, July 1,
  and October 1  (a)                               $  19,691      $ 34,460

  4% Convertible Debenture payable, maturing
  January 2000 interest payable March 31, June 30,
  September  30 and December  31   (b)                 3,857            56

  Capital lease obligations, collateralized
  by related equipment                                    56           412
                                                          --           ---
                                                      23,604        34,928

 Less, current installments                              (30)         (321)
                                                     -------       -------
                                                    $ 23,574      $ 34,607
                                                     =======       =======
(6) Long-Term Debt (continued)

The following is a summary of the Company's significant long-term debt:

     (a) During January 1996, $35,000 of proceeds were received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction. Of that amount, $14,800 was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13,900 of common stock at $8.00 per share (subsequently adjusted to $7.50 per share), resulting in a charge of $864 to debt costs for 1997. The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997 the Company and the senior Noteholders agreed to change the conversion price to $5.50 per share at 103% of principal balance as part of an overall restructuring plan which included the waiver of past defaults. The conversion price of $5.50 per share was above market value. At May 29, 1998, $19,600 of the 11% senior notes were outstanding. In 1996 the Company offered an incentive to convert the senior secured convertible notes. The incentive increased the number of shares received upon conversion by 10%. At December 31, 1996 $540 in notes had been converted, resulting in a $44 charge to debt costs. There were no conversions in 1997.

           On March 31, 1996, the Company was in default of certain financial covenants. The Noteholders waived the covenant default and in return they received additional stock equal to 5% of the number shares as if the notes had been converted on June 10, 1996. This resulted in an accrued
     charge  to  debt  costs of $1,417 in 1996.   The  stock  was
     issued in 1997.

     (b) During January 1997, $5,700 of proceeds were received upon the issuance of $6,200 principal amount of 4% convertible debentures, due January 30, 2000. These debentures were convertible at 85% of the market price of the common stock. On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month on the outstanding principal balance. These transactions resulted in $396 and $1,202 of debt and interest expenses in 1997. In 1998, the remaining debentures have been converted into an aggregate of 1,108,059 shares of common stock. At December 31, 1997 $2,120 of the convertible debentures were converted into 615,958 shares of common stock at prices ranging from $2.60 to $4.60 per share.

            In addition, commencing during April 1997 and continuing through January 1998, an entity controlled by the Company's former Chairman and 13.14% stockholder loaned $9,900 to the Company to provide it with working capital to fund its operations. At December 31, 1997, the Company owed $8,800 (see note 12). The loan agreement discussed in (a) above precludes the payment of interest and principal on this 10.5% subordinated note without the consent of the senior Noteholders. The Company intends to negotiate the conversion of the 10.5% subordinated notes into common stock sometime during 1998, although there can be no assurance that such a transaction will occur or that the price or
(6) Long-Term Debt (continued)

     timeframe for any such conversion will be favorable to the Company's existing stockholders or that the former
     Chairman will agree to the conversion.

     The aggregate installments of long-term debt as of December
     31, 1997 are as follows:

                       Year ending December 31:

                        1998       $       30
                        1999           19,701
                        2000            3,865
                        2001                8
                                       ------
                                    $  23,604
                                       ======
(7)  Deferred Grant Income

     Deferred  grant income represents grants received  from  the
     Irish Industrial Development Authority (IDA) for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the years ended December 31, 1997 and 1996 was approximately $454 and $96.

     IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company could be liable for the amount of approximately $1,418 at December 31, 1997.

(8)  Income Taxes

     The Company currently has a net operating loss (NOL) carryforward for financial statement purposes of approximately $55,000. NOL carryforwards for federal income tax purposes of approximately $14,000 are available to offset federal taxable income through the year 2012. If the Company has a change in ownership as defined under Internal Revenue Code Section 382, use of the NOL carryforward will be limited. The cost of the litigation settlement discussed in Note 14 will be deductible for federal income tax purposes at such time as the consideration is deposited in a court supervised escrow account and accordingly will increase the NOL carryforward for federal income tax purposes by the same amount.


     The   primary  components  of  temporary  differences  which
     compose the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:

(8)  Income Taxes (continued)

                                     December 31,        December 31,
                                        1997                1996
                                     -----------         -----------
  Allowance for returns             $  1,742            $  1,879
  Allowance for doubtful accounts        346                 286
  Allowance for inventory obsolescence   605                 530
  Accrued liabilities                  1,673                 776
  Allowance for doubtful notes           187                 427
  Litigation reserve                  14,821               3,661
  Net operating losses                 8,200               3,900
  Debt costs                             568                 567
                                    -----------         -----------
  Deferred tax assets                 28,142              12,026
  Valuation allowance                (28,142)            (12,026)
                                    -----------         -----------
  Deferred tax assets              $      __           $      __
                                    ===========         ===========

     The  Company's  deferred tax assets have been  reduced  100%
     with a valuation allowance as the Company's ability to generate future taxable income is not presently estimable.


     Income tax expense for 1997 pertains primarily to foreign operations. The Company recorded a provision in 1997 for foreign taxes of $1,000 related to the planned capitalization of intercompany balances with foreign subsidiaries. In addition to taxes on foreign operations, income tax expense for 1996 includes providing a 100% allowance on the deferred tax assets not previously allowed for of $2,006.

     The tax provision differs from the amount computed using the Federal statutory income tax rate due to foreign taxes and the increases in the allowances provided on deferred tax assets. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $5,460 and $3,147 at December 31, 1997 and 1996.

(9)  Royalties

     The Company has obtained the right to produce, use and sell patented technology through various license agreements. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under

(9) Royalties (continued)

     these agreements was approximately $5,689 and $6,302 for the years ended December 31, 1997 and 1996, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

(10) Stockholders' Equity

     The  Company has adopted several incentive and non-qualified stock  option plans.  Under the terms of the plans,  610,345 shares of common stock are reserved for issuance to key employees.

     Activity under these plans for the years ended December 31, 1997, and 1996:

                                 1997                      1996
                                     Wgtd.Avg.                    Wgtd.Avg.
                             Shares  Exer.Price           Shares  Exer.Price

Options outstanding
 at  beginning  of  year     115,000 $ 1.46               146,500 $1.46
 Granted                      30,000   3.81                    --    --
 Exercised                   (73,500)  1.45               (31,500) 1.45
                             -------                      -------
     Options outstanding
       at end of year         71,500   2.46               115,000  1.46
                             =======                      =======
     Options exercisable
        at end of year        71,500   2.46                90,000  1.47
                             =======                      =======

     The Company issued 1,846,071 warrants in connection with the restructuring of the $35,000 convertible debt and 500,000 warrants in connection with the issuance of the $6,200 convertible debenture (see Note 6). Compensatory warrants totaling 175,000 were also issued to non-employee directors.

                                  1997                           Fair Market
                                      Exercise                   Value on
                           Shares     Price    Expiration Date   Grant Date
Warrants granted in 1997   1,846,071  $7.50    March 30,2000     $ 864,000
Warrants granted in 1997     500,000  $9.81    January 15, 2000    623,000
Warrants granted in 1997     175,000  $5.51    April 1, 2004       180,000


(10) Stockholders' Equity (continued)

     The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: no dividends paid for all years; expected volatility of 34.8%; risk-free interest rates ranging from 6.17% to 5.87%; and expected lives ranging from 2.6 years to 6.7 years.

     The Company has recorded in 1997 $1,487 as interest and other debt costs and $231 as directors fees.

     The exercise price of all options outstanding under the stock option plans range from $1.45 to $2.49 per share. All options exercised in 1996 and 1997 were exercised at a price of $1.45. At December 31, 1997, there were 163,900 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below the fair market value of the common stock at the date of grant. The Company recorded compensation expense for the difference between the fair market value and the exercise price of the related outstanding options.

     In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the "1984 Plan"). Under the terms of the 1984 Plan, 100,000 shares of common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In
     1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. No options were granted under the 1984 Plan during 1997 or 1996.

     In 1986, the Company adopted an incentive and non-qualified stock option plan (the "1986 Plan"). Under the terms of the 1986 Plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under the 1986 Plan during 1997 or 1996.

     In  1987, the Company adopted an incentive stock award  plan
     (the  "1987  Plan").   Under the terms  of  the  1987  Plan,
     300,000 shares of common stock were reserved for issuance to employees at the discretion of the Board of Directors. No shares were awarded under the 1987 Plan during 1997 and 1996. At December 31, 1997 and 1996, there were 119,612 shares available for future grant under the 1987 Plan.

     In 1993, the Company adopted a Non-Employee Director Stock Option Plan which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to this Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on

(10) Stockholders' Equity (continued)

     each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. At December 31, 1997 30,000 options were granted under this plan. The Company recorded stock compensation expense of $51 for the year ended December 31, 1997.


(11) Geographic Segment Data

                                       U.S.      International   Elimination      Consolidated
Year ended December 31, 1997
 Net sales to unaffiliated customers   $ 66,778  $ 39,603                         $106,381
 Intersegment sales                       7,857    33,785        $(41,642)
                                        --------------------------------------------------
Total net sales                        $ 74,635  $ 73,388        $(41,642)        $106,381
                                         =================================================

 Operating (loss) profit               $  1,101  $  3,349                         $  4,450
                                         =================================================
 General corporate expenses              (7,444)       __                           (7,444)
 Litigation settlement expense                                                     (28,150)
 Depreciation and amortization           (2,025)     (354)                          (2,379)
 Net interest expense                                                               (6,173)
                                                                                   _______
 Profit/(Loss) before income taxes     $(42,246)  $  2,550                        $(39,696)
                                                                                   =======
 Identifiable assets                   $ 28,148   $ 29,530             __         $ 57,678
                                       ===================================================

Year ended December 31, 1996
 Net sales to unaffiliated customers   $ 60,831   $ 32,541                        $ 93,372
 Intersegment sales                       5,587     25,235       $(30,822)              __
                                       ---------------------------------------------------
 Total net sales                       $ 66,418   $ 57,776       $(30,822)        $ 93,372
                                       ===================================================
 Operating profit                      $  2,147   $  2,206             __         $  4,353
                                       ===================================================
 General corporate expenses              (5,241)        __                          (5,241)
 Depreciation and amortization           (2,257)      (743)                         (3,000)
 Net interest expense                                                               (4,277)
                                                                                   -------
 Loss before income taxes              $ (9,489)  $  1,324                        $ (8,165)
                                                                                   =======
 Identifiable Assets                   $ 39,222   $ 25,280             __         $ 64,502
                                       ===================================================


     The international classification above includes European countries, specifically the Netherlands, United Kingdom, Italy, France, Belgium, Germany and Ireland. The operations in Spain, Mexico, Brazil and Hong Kong were not material and were therefore also included in the international classification.


(12) Related Party Transactions

     From April 1997 until January 1998, International Integrated Industries, LLC, ("Industries") an entity affiliated with Mr. Donald K. McGhan, the Company's former Chairman, Chief Executive Officer and President and 13% stockholder, lent the Company an aggregate of $9,900, of which $8,800 is
     included  in liabilities  at  December 31, 1997.   That
     indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. Interest expense of $386 was accrued in the 1997 income statement with respect to those notes but has not been paid to date.

     After Industries began to lend those monies to the Company, Mr. McGhan represented to the Board of Directors that those funds were derived from person financial resources. Recently, however, in connection with Mr. McGhan's unsuccessful efforts to negotiate a payment schedule for the interest and principal of that loan, the Company learned that approximatlely two-thirds of the monies lent by Industries to the Company were in fact derived from loans made to Industries by Medical Device Alliance ("MDA"). MDA is a private company formed by Mr. McGhan in 1995 to develop and market various products for use in ultrasonic liposuction; the Company believes that approximately $20 million has been raised to date by MDA from various outside investors through private placement trans-actions. The Company does not believe those outside investors were apprised of the loans from MDA to Industries; importantly, however, the investment of those funds in a medical device company such as INAMED was apparently within the permitted scope of the proposed use of funds which existed when those investors made their investment. The Company's Board of Directors has been advised by legal counsel: (a) that the Company has no responsibility whatsoever to the outside investors in MDA for the monies which Mr. McGhan arranged to loan to Industries, which in turn were loaned by Industries to the Company, and (b) that Mr. McGhan, as the controlling person of both MDA and Industries at the times those loans were made, is solely responsible to the outside investors in MDA for his actions with respect to thoe monies.

     In 1997, the Company entered into an agreement with Medical Device Alliance, Inc. ("MDA") to sell furniture, artwork and equipment which the Company was acquiring through a capital sublease with Wells Fargo Bank for a total purchase price of
     $300.   The  Company recorded a gain on sale  of  assets  of
     approximately $9 in 1997 in respect to this transaction.  In
     1997, the Company also entered into an agreement to sublease approximately 5,000 square feet of office space in Las Vegas from MDA for $10 per month, on a month to month basis. Donald K. McGhan is the Chairman of MDA.

     In 1996 and 1997, the Company performed administrative services for MDA and other related parties. The Company believes the value of these services is approximately $150,000 and will invoice MDA when it finishes assessing the extent of those services.

     In 1997, the Company signed a distribution agreement with LySonix, Inc., a subsidiary of MDA, to sell ultrasonic surgery equipment in the European and Latin American regions. Special incentive discounts were offered to the Company for the introduction of the product in 1997. Net sales in 1997 were approximatley $300. In 1998, the terms of the original agreement were revised so that the Company would obtain the goods on a consignment basis and not have an obligation with LySonix until the products were sold. This agreement and its revision has been reviewed and approved by the Company's current management.

     Included in general and administrative expense on the income statement in 1997 and 1996 is $1,600 and $1,500 in aircraft rental expenses paid to Executive Flite Management, Inc., a company that is controlled by the family of Mr. Donald K. McGhan. No signed contract exists and the Company was billed based on its usage. The Company believes that such rental expenses are on substantially equivalent terms to that which the Company could obtain from an unaffiliated third party. In 1998, the Company discontinued the use of such corporate aircraft.

     Included in related party notes receivable in 1996 is a 10.5% note with McGhan Management Corporation in the amount of $203. Mr. Donald K. McGhan and his wife are the majority
     shareholders  of McGhan Management Corporation.   This  note
     has since been paid in its entirety. During 1996, the Company paid a $1,209 Note in full to McGhan Management Corporation and incurred $253 for flight related services with McGhan Management Corporation. During 1997, the Company incurred $140 for flight related services.

     During 1996, the Company collected a $386 receivable from the former Chief Executive Officer and Chief Financial Officer of the Company. The Company also collected $108 from Star America, Inc. a company owned by the former officer.

     On February 6, 1996, the Company paid $550 to a former officer of INAMED S.A. in connection with the Company's acquisition of this subsidiary.

(13) Employee Benefit Plans

     Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan (the "Plan") for all U.S. employees. Participants may contribute to the Plan and the Company may, at its discretion, match a percentage of the participant's contribution as specified in the Plan's provisions. Participants direct their own investments and the funds are managed by a trustee. The Company has no liability for future contributions and has not contributed to the Plan since 1993.

(13)  Employee Benefit Plans (continued)

     Certain foreign subsidiaries sponsor defined benefit or defined contribution plans. The two largest are summarized below. The remaining plans, covering approximately 50 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $125 and $86 for the years ended December 31, 1997 and 1996.

     Effective February 1, 1990, a certain subsidiary adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 10% of the participant's compensation. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $303 and $254 for the years ended December 31, 1997 and 1996.

     Effective January 1, 1990, a certain foreign subsidiary adopted a Defined Benefit Plan for all employees. At December 31, 1997, there were 30 active employees covered, none retired and seven deferred pensioners. For the year ended December 31, 1997, the plan had net periodic pension cost of $46, plan assets at fair market value of $371, a projected benefit obligation of $415 a vested benefit amount of $212, and an unfunded liability of $60. The plan has assumed a 6% discount rate, 6% expected long-term rate of return on plan assets and a 3.5% salary increase rate.

 (14)      Litigation

     INAMED and its McGhan Medical and CUI subsidiaries are defendants in numerous state and federal court lawsuits involving breast implants. The alleged factual basis for typical lawsuits includes allegations that the plaintiffs' silicone gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company has opposed plaintiffs' claims in these lawsuits and other similar actions and continues to deny any wrongdoing or liability of any kind. In addition, the Company believes that a substantial body of medical evidence exists which indicates that silicone gel-filled implants are not causally related to any of the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and disease (some critics, however, have assailed the methodologies of these studies). Nevertheless, plaintiffs continue to contest the findings of these studies, and more than 15,000 lawsuits and claims alleging such ailments are pending against the Company and its subsidiaries. The volume of lawsuits has created substantial ongoing litigation and settlement expense, in addition to the inherent risk of adverse jury verdicts in cases not resolved by dismissal or settlement.



(14) Litigation (continued)

     Proposed Class Action Settlement

     As a result of the burdens imposed by the litigation on the Company's management and operations, the substantial ongoing litigation and settlement expense, the continuing litigation risks, and the adverse perception held by the financial community arising out of the litigation, the Company is seeking approval of a mandatory ("non-opt-out") class action settlement (the "Settlement") under Federal Rule of Civil Procedure 23(b)(1)(B). As described below, the Company is seeking through this settlement to resolve all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993, a cutoff date which encompasses substantially all domestically-implanted silicone gel-filled implants.

     Background of Class Settlement Negotiations

     The Settlement has its genesis in negotiations begun in 1994 with the Plaintiffs' Negotiation Committee ("PNC"), a committee of the national Plaintiffs' Steering Committee ("PSC") appointed by Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama (the "Court") to represent the interests of plaintiffs in multi-district breast implant litigation transferred to the Court for pretrial proceedings under the federal multi-district transfer statute. At that time the Company entered into an agreement to participate in a proposed industry-wide class action settlement (the "Global Settlement") of domestic breast implant litigation and petitioned the Court to certify the Company's portion of the Global Settlement as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), meaning that claimants could not elect to "opt out" from the class in order to pursue individual lawsuits against the Company. Negotiations with the PNC over mandatory class treatment were tabled, however (and the Company's petition consequently not ruled upon), when an unexpectedly high projection of current disease claims and the subsequent election of Dow Corning Corporation to file for protection under federal bankruptcy laws necessitated a substantial restructuring of the Global Settlement.

     In late 1995, the Company agreed to participate in a scaled-back Revised Settlement Program ("RSP") providing for settlement, on a non-mandatory basis, of claims by domestic claimants who were implanted before January 1, 1992 with silicone gel-filled implants manufactured by the Company's McGhan Medical subsidiary, and who met specified disease and other criteria. Under the terms of the RSP, 80% of the settlement costs relating to the Company's McGhan Medical implants were to be paid by 3M and Union Carbide Corporation, with the remaining 20% to be paid by the Company. However, because the RSP did not provide a vehicle for settling claims other than by persons who elected to participate, and because of continuing uncertainty about the Company's ability to fund its obligations under the RSP in the absence of a broader settlement also resolving breast implant lawsuits against the Company and its CUI subsidiary which would not be covered by the RSP, the Company continued through 1996 and 1997 to negotiate with the PNC in an effort to reach a broader resolution through a mandatory class. The PNC was advised in these negotiations by its consultant, Ernst & Young LLP, which at the PNC's

(14) Litigation (continued)

     request conducted reviews of the Company's finances and operations in 1994 and again in 1996 and 1997.

     On April 2, 1998, the Company and the Settlement Class Counsel executed a formal settlement agreement (the "Settlement Agreement"), resolving, on a mandatory, non-opt-out basis, all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993. The
     Settlement Agreement was submitted to the Court for preliminary approval on May 21, 1998.

     Terms and Conditions of the Settlement Agreement

     Under the Settlement Agreement, $31,500 of consideration, consisting of $3,000 of cash, $3,000 of common stock and $25,500 principal amount of a 6% subordinated note will be deposited in a court supervised escrow account approximately 90 days after preliminary approval by the Court. The parties will then request the Court to authorize the mailing of a notice of the proposed Settlement to all class members and schedule a fairness hearing, which would probably be held in the fourth quarter of 1998.

     In the event the Court grants final approval of the Settlement, the consideration held in the escrow account will then be released, once the Court's final order becomes non-appealable, to the court-appointed settlement office for distribution to the plaintiff class, and the $25,500 subordinated note will mature and become payable in cash. However, this payment will not become due before April 30, 1999 or 90 days after the Court's final order becomes non-appealable, whichever is later. In the event the subordinated note is still outstanding on September 1, 1999, the interest rate will increase to 11%.

     The Settlement Agreement covers all domestic claims against the Company and its subsidiaries by persons who were implanted with McGhan Medical or CUI silicone gel-filled or saline implants before June 1, 1993, including claims for injuries not yet known and claims by other persons asserting derivative recovery rights by reason of personal, contractual or legal relationships with such implantees.
     The Settlement is structured as a mandatory, non-opt-out class settlement pursuant to Federal Rule of Civil Procedure 23(b)(1)(B), and is modeled on similarly-structured mandatory class settlements approved in the 1993 Mentor Corporation breast implant litigation, and more recently in the 1997 Acromed Corporation pedicle screw litigation.

     On June 2, 1998 the Court issued a preliminary order approving the Settlement. The Court also issued an injunction staying all pending breast implant litigation against the Company (and its subsidiaries) in federal and state courts. The Company believes that this stay will alleviate a significant financial and managerial burden which these lawsuits had placed on the Company.

     The   application   for  preliminary   approval   included
     evidentiary submissions by both the

(14) Litigation (continued)

     Company and the plaintiffs addressing requisite elements for certification and approval, including the existence, absent settlement, of a "limited fund" insufficient to respond to the volume of individual claims, and the fairness, reasonableness and adequacy of the Settlement.

     The Settlement is subject to a number of conditions, including:

     1. Extinguishment of the Company's Obligations under the RSP. The Settlement is conditioned on the entry by the Court of an order, pursuant to the default provisions of the RSP, extinguishing the Company's obligations under the RSP and restoring RSP participants' previously existing rights in the litigation system against the Company and its subsidiaries. On May 19, 1998, the Court issued such an order.

     2. Certification of Settlement Class. The Settlement is conditioned on the Court's certification of a new settlement class pursuant to Federal Rule of Civil Procedure 23(b)(1)(B). The parties are requesting such certification under the same theory applied in the Mentor Corporation and Acromed Corporation settlements, namely that the Company is a "limited fund" whose resources, absent a mandatory class settlement, are insufficient to respond to the volume of claims pending against it.

     3. Court Approval of Settlement. The Settlement is subject to judicial approval of its terms and conditions as fair, reasonable and adequate under Federal Rule of Civil Procedure 23(e), a determination which takes into account such factors as the nature of the claims, the arms' length negotiation process, the recommendation of approval by experienced class counsel, and the defendant's ability to pay.

     4. Resolution of 3M Contractual Indemnity Claims. The settlement is conditioned on resolution of claims asserted by 3M under a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998 the Company and 3M entered into a provisional agreement (the "3M Agreement") pursuant to which the Company will seek to obtain releases, conditional on judicial approval of the Company's settlement and favorable resolution of any appeals, of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan subsidiary. The 3M Agreement provides for release of 3M's indemnity claim, again conditional on judicial approval of the Settlement and favorable resolution of any appeals, upon achievement of an agreed minimum number of conditional releases for 3M. The 3M Agreement requires that this condition be met or waived before notice of the Settlement is given to the class.

     Under the terms of the 3M Agreement, the Company will pay $3,000 to 3M once the Court grants final approval of the Settlement; except that no payment will become due any sooner than April 30, 1999 or 90 days after the Court's final order on the Settlement becomes non-appealable, whichever is later.

(14) Litigation (continued)

     Under the terms of the 3M Agreement, after the indemnity to 3M is released, the Company will assume certain limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1,000 annually and $3,000 in total.

     5. State Law Contribution and Indemnity Claims. The Settlement is conditioned on entry by the Court of an order finding the Settlement to have been made in good faith and barring joint tortfeasor claims for contribution and indemnity arising under state law (e.g., claims against the Company by other manufacturers, suppliers or physicians also sued by a settling class member). As additional protection against such claims in states whose laws do not provide for a bar of contribution and indemnity claims upon determination of good faith settlement, the Settlement also requires class members to reduce any judgments they may obtain against such third parties by the amount necessary to eliminate such parties' contribution or indemnity claims against the Company under state law.

     6. U.S. Government and Private Carrier Claims. The United States government and private insurance carriers are seeking reimbursement of medical services provided to class members. The Company is presently in discussions with these parties concerning the terms of such settlement. While the Settlement is not conditioned on resolution of these claims, the Company anticipates that it, together with Settlement Class Counsel and the Court, if appropriate, will be able to resolve the issues raised by the U.S. government and the private insurance carriers before the mailing date of the class notice.

     7. Favorable Resolution of Appeals. The Settlement is conditioned on favorable resolution of any appeals which may be taken from the final judgment approving the Settlement or from an interim stay order. In the event the Settlement is disapproved on appeal, all of the escrowed settlement funds, plus accrued interest, will be returned to the Company, and the litigation will be restored to the status which existed prior to any class settlements.

     8. Allocation and Distribution of Settlement Proceeds. Following the procedures adopted in the Mentor Corporation and Acromed Corporation mandatory class settlements, the Settlement leaves allocation and distribution of the proceeds to class members to later proceedings to be conducted by the Court, and contemplates that the Court may appoint subclasses or adopt other procedures in order to ensure that all relevant interests are adequately represented in the allocation and distribution process.

     Class Settlement Approval Process and Timetable

     Following  the issuance by the Court of a preliminary  order
     on   June  2,  1998,  the  settlement  approval  process  is
     anticipated to proceed in several stages, as follows:



(14) Litigation (continued)

     1. Satisfaction of the Condition under the 3M Agreement. Within 60 days after the date of the preliminary order (extendable to 90 days at the Company's option), the Company needs to obtain an agreed minimum number of conditional releases for 3M pursuant to the terms of the 3M Agreement. At 3M's option, that condition can be modified or waived. The Company anticipates satisfying that condition by August 1, 1998.

     2. Notice to the Class. Following conditional class certification and preliminary approval of the Settlement, as well as satisfaction (or waiver) of the condition in the 3M Agreement, the parties will give notice to class members advising class members of the Court's preliminary order and advising them of their opportunity to be heard in support of or opposition to final certification and approval. The parties expect that class notice will be given approximately 30 days after satisfaction of the condition in the 3M Agreement. Prior to the distribution of the class notice, the Company must deposit in a court supervised escrow account $31,500 of consideration, consisting of $3,000 of cash, $3,000 of common stock (to be valued based on the average closing bid price for the Company's common stock during the period of June 10, 1998 through July 8, 1998), and $25,500 principal amount of a 6% subordinated note. The Company anticipates that this deposit will occur prior to September 30, 1998.

     The parties' proposed form of notice provides a 60-day deadline for class members to submit comments, objections, or requests to intervene and be heard, with a final settlement hearing scheduled approximately 20 days thereafter. Assuming the Court adopts this schedule, the final settlement hearing would occur in the latter part of the fourth quarter of 1998, barring further unanticipated delays.

     3. Hearing on Final Certification and Approval. At the hearing on final certification and approval, the Court will consider any comments and objections received from class members as well as any further evidence and legal argument submitted by the parties or interveners concerning issues relevant to certification and approval, including the Company's status as a "limited fund" and fairness, reasonableness and adequacy of the Settlement. Assuming a favorable outcome, the Court will thereafter issue a final order and judgment certifying the class as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), approving the settlement, enjoining class members from litigation of settled claims, and barring contribution and indemnity claims to the extent permitted under state law.

     Ongoing Litigation Risks

     Although the Company expects the Settlement, if approved, to end as a practical matter its involvement in the current mass product liability litigation in the United States over breast implants, there remain a number of ongoing litigation risks, including:



(14) Litigation (continued)

     1. Non-Approval of Settlement. The Settlement Agreement requires all parties to use their best efforts to obtain approval of the Settlement by the Court and on appeal. However, there can be no assurance that the Court will approve the Settlement or that a decision approving it will be affirmed on appeal. The approval decision turns on factual issues which may be contested by class members opposing the Settlement, and additionally implicates a number of legal issues that neither the United States Supreme Court nor the federal appellate courts have definitely ruled upon. While courts have approved similarly structured mandatory class settlements in the Mentor Corporation and Acromed Corporation cases, neither of those decisions was subjected to appellate review. The Company cannot predict the ultimate outcome of the approval process or the appeals process in the event any appeals of the Settlement are filed in a timely manner.

     2. Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the Settlement even if approved and affirmed on appeal. However, the typically permissible grounds for such attacks (in general, lack of jurisdiction or constitutionally inadequate class notice or representation) are significantly narrower than the grounds available on direct appeal.

     3. Non-Covered Claims. The Settlement does not include several categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits in foreign jurisdictions. The Company regards lawsuits involving post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business. Breast implant litigation outside of the United States has to date been minimal, and the Court has with minor exceptions rejected efforts by foreign plaintiffs to file suit in the United States.

     The Company does not currently have any product liability insurance. Depending on the availability and cost of such insurance, the Company may in the future seek to obtain product liability insurance.

     The Company plans to obtain the cash needed to fund the proposed settlement from a combination of new senior secured debt and the proceeds to be received upon the exercise of $13,900 of warrants to purchase common stock (which were issued to the senior Noteholders in July 1997 in anticipation of this event). The Company has discussed its financing plans with Appaloosa Management, L.P. and its affiliates, who are jointly the largest holders of the 11% senior secured convertible notes. Those entities have indicated their willingness to provide the new financing, subject to negotiation of satisfactory terms, covenants and legal documentation, including amendments to the existing indenture and a new maturity date for the existing senior debt. Such new financing may entail the issuance of warrants or convertible securities which could be dilutive to existing holders of the Company's common stock.


(14) Litigation (continued)

     Accounting Treatment

     In 1993, the Company recorded a $9,152 reserve for litigation. For the year ended December 31, 1997, the Company booked an additional reserve of $28,150. The litigation reserve as of December 31, 1997 of $37,335 includes the cost of the non-opt-out settlement agreement of $31,500, other settlements of $4,885 and legal fees and other related expenses of $950.

(15) Commitments and Contingencies

     The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense aggregated $4,664 and $4,650 for the years ended December 31, 1997 and 1996.

     Minimum lease commitments under all noncancelable leases  at
     December 31, 1997 are as follows:
                  Year ending December 31:
                      1998                $  5,294
                      1999                   4,048
                      2000                   3,115
                      2001                   2,524
                      2002                   2,430
                      Thereafter             9,689
                                            ------
                                           $27,100
                                            ======
(16) Sale of Subsidiaries

     In 1993, the Company sold its wholly-owned subsidiary, Specialty Silicone Fabricators, Inc. (SSF), a manufacturer of silicone components for the medical device industry, for $10.8 million. The consideration consisted of $2.7 million in cash, the forgiveness of $2.2 million in intercompany notes due to SSF, and $5.9 million in structured notes. The receivable includes a note in the amount of $2,425 due on February 25, 1995 with interest of 10% per annum and a note in the amount of $3,466 due on August 31, 2003,

(16) Sale of Subsidiaries (continued)

     accruing interest quarterly at a rate of prime, not to exceed 11%. The notes have been reflected on the balance sheet net of a discount of $644. In addition, the Company has recorded an allowance for doubtful notes as of December 31, 1996 of $1,067. In 1997, the Company reduced this allowance on the note by $600 and recorded the resulting income effectively reducing general and administrative expenses by the same amount. The reduction of the allowance was in part based on negotiations with Specialty Silicone Fabricators. The notes are collateralized by all of the assets of the merger. The Company has filed a UCC1 and its position is subordinated only to that of the primary lender.

(17) Supplemental Schedule of Non-Cash Investing and Financing Activities

     Year ended December 31, 1997:

     The Company issued 615,958 shares of common stock and recorded a corresponding $2,267 reduction of convertible debt in connection with the 4% Convertible Debentures converted to equity.

     In 1997, the Company accrued debt costs of $396 related to the default of certain financial covenants related to the $6,200 convertible debenture. During 1997, the Company issued 36,711 shares of common stock as payment of $135 of the accrued debt costs.

     Year ended December 31, 1996:

     The Company issued 58,400 shares of common stock and recorded a corresponding $540 reduction of convertible notes payable in connection with the 11% Secured Convertible Notes converted to common stock.

     The Company recorded an accounting/finance charge of $1,417 and corresponding liability in connection with the 5% bonus shares given to the 11% Secured Convertible Noteholders for their consent and waiver of default of the operating income covenant in the first quarter of 1996. The liability was extinguished upon the issuance of the shares in January 1997.

     The Company recorded a debt conversion charge of $44 in connection with the 10% conversion inducement offered to the 11% Secured Convertible Noteholders.

(18) Subsequent Events

     In  January,  1998,  the  Company  entered  into  Employment
     Agreements with Richard G. Babbitt and Ilan K. Reich, whereby the Company engaged those persons to act as President and Chief Executive Officer, and Executive Vice President, respectively, for a term of three years. Under the terms of those agreements, each of Messrs. Babbitt and Reich received an Executive Officer Warrant granting them the right to purchase 400,000 shares of the Company's common stock at a price of $3.525 and $3.95 per share, respectively.


(18) Subsequent Events (continued)

     On April 1, 1998, the Company entered into an Employment Agreement with Tom K. Larson, Jr. , whereby the Company engaged Mr. Larson to act as Chief Financial officer for a term of three years. Under the terms of that agreement, Mr. Larson received an option to acquire 20,000 shares of the Company's common stock at a price of $1.45 under an existing employee stock option plan, and an Executive Officer Warrant granting him the right to purchase 25,000 shares of the Company's common stock at a price of $5.00 per share. The Company will record compensation expense of approximately $80,000 in the first quarter of 1998 related to the issuance of Mr. Larson's stock options and warrants.

(19) Quarterly Summary of Operations (Unaudited)

     The following is a summary of selected quarterly financial data for 1997 and 1996:

                                       Quarter
                       First      Second     Third      Fourth
Net Sales:
     1997             $ 26,417   $ 29,686   $ 24,206   $ 26,072
     1996               20,402     27,859     23,260     21,851
Gross Profit:
     1997              17,264      20,629     16,346     14,499
     1996              12,629      19,928     14,655     10,865
Net Income (loss):
     1997                (277)        269       (908)   (40,661)
     1996              (1,267)      1,143       (988)   (10,267)
Net Income (loss)
per share:
     1997 Basic         (0.03)       0.03      (0.11)     (4.73)
     1997 Diluted       (0.03)       0.03      (0.11)     (4.73)
                      ==========================================
     1996 Basic         (0.17)       0.15      (0.12)     (1.28)
     1996 Diluted       (0.17)       0.15      (0.12)     (1.28)

     Significant Fourth Quarter Adjustments, 1997
     --------------------------------------------
     During  the  fourth quarter of the year ended  December  31,
     1997,  the  Company  recorded significant adjustments  which
     decreased  income  by  $29,700.   The  adjustments  were  as
     follows:

          Litigation related expenses         $ 28,200
          General & administrative expenses
           Related to litigation                   500
          Income Tax Expense                     1,000

     The Company's litigation settlement expense was adjusted to recognize the latest developments in the breast implant litigation.

     Significant Fourth Quarter Adjustments, 1996
     --------------------------------------------

     During the fourth quarter of the year ended December 31, 1996, the Company recorded significant adjustments to the results of operations which decreased income by $3,842. The adjustments were as follows:

          Income Tax Expense                   $ 2,006
          Provision for product returns            934
          Provision for product liability          254
          Royalty expense                          648

(19)      Quarterly Summary of Operations (continued)
-----------------------------------------------------

     The Company's provision for product returns was adjusted to recognize the return of goods previously sold to customers based on historical results.

     The Company's income tax expense was adjusted to write off the deferred tax assets previously carried on the domestic subsidiaries financial statements.

     During 1996, the provision for product liability was increased by $254 to recognize the potential impact of the Company's limited product warranty. The Company's royalty expense was also increased in the fourth quarter of 1996 by $648 to recognize the royalty expense for products sold internationally under various license agreements.


<page intentionally left blank>

               INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheet


                                         December 31, 1995
               Assets

Current Assets:
 Cash and cash equivalents               $ 2,807,327
 Trade accounts receivable, net
  of allowance for doubtful accounts
  and returns and allowances
  of $ 6,641,177                          10,470,375
  Notes receivable - trade                   157,534
  Related party notes receivable             385,508
  Inventories                             17,695,847
  Prepaid expenses and other
   current assets                          1,825,213
  Income tax refund receivable                95,580
  Deferred income taxes                    2,014,589
                                         -----------
      Total current assets                35,451,973
                                         -----------
Property and equipment, at cost:
  Machinery and equipment                  8,923,564
  Furniture and fixtures                   3,714,717
  Leasehold improvements                   7,567,208
                                         -----------
                                          20,205,489
Less, accumulated depreciation
 and amortization                         (9,234,166)
                                         -----------
     Net property and equipment           10,971,323

Notes receivable, net of allowance
 of $1,066,958                             2,047,535

Intangible assets, net                     1,658,926

Other assets, at cost                        255,187
                                         -----------
Total assets                             $50,384,944
                                         ===========

See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheet


                                                   December 31, 1995
   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current installments of long-term debt           $    51,735
  Notes payable to bank                              1,273,476
  Related party notes payable                        1,759,417
  Accounts payable                                  18,596,800
  Accrued liabilities:
   Salaries, wages, and payroll taxes                9,559,348
   Interest                                          1,609,947
   Self-insurance                                    1,130,632
   Stock option compensation                            68,714
   Other                                             2,200,860
  Royalties payable                                  2,926,388
  Income taxes payable                               1,812,818
  Deferred income taxes                                 10,065
                                                   -----------
          Total current liabilities                 41,000,200
                                                   -----------
Long-term debt, excluding current installments          89,437

Convertible notes payable                              493,511

Deferred grant income                                1,114,735

Deferred income taxes                                  239,177

Litigation settlement                                9,152,000

Commitments and contingencies

Stockholders'  equity (deficit):
 Common stock, $.01 par value.
 Authorized 20,000,000 shares;
  issued and outstanding 7,602,617                      76,027
 Additional paid-in capital                          9,963,635
 Cumulative translation adjustment                     882,146
 Accumulated deficit                               (12,625,924)
                                                   -----------
        Stockholders' equity (deficit)              (1,704,116)
                                                   -----------
Total liabilities and stockholders'
 equity (deficit)                                  $50,384,944
                                                   ===========


See accompanying notes to consolidated financial statements.
               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Operations

             Years ended December 31, 1995 and 1994



                                  1995           1994
                              -----------     -----------
Net sales                     $81,625,581     $80,385,342
Cost of goods sold             30,155,783      26,264,458
                              -----------     -----------

     Gross profit              51,469,798      54,120,884
                              -----------     -----------
Operating expense:
 Marketing                     23,434,040      19,719,078
 General and administrative    32,833,609      27,099,371
 Research and development       4,392,054       3,724,410
                              -----------     -----------
  Total operating expenses     60,659,703      50,542,859

  Operating (loss) income      (9,189,905)      3,578,025
                              -----------     -----------
Other income (expense):
 Interest income                  770,081         428,704
 Interest expense                (833,086)       (624,261)
 Royalty income                   351,376         419,675
 Foreign currency transaction
  (losses) gains                 (252,525)        264,473
 Miscellaneous income             578,199         940,487
                              -----------     -----------
     Net other income             614,045       1,429,078
                              -----------     -----------
     Income (loss) before income
     tax (benefit) expense     (8,575,860)      5,007,103

Income tax expense (benefit)   (1,682,799)      2,260,792
                              -----------     -----------
        Net income (loss)     $(6,893,061)    $ 2,746,311
                              ===========     ===========
Net income (loss) per share
 of common stock
Basic                         $     (0.91)    $      0.37
                              ===========     ===========
Fully diluted                 $     (0.91)    $      0.37
                              ===========     ===========

Weighted average shares
 outstanding                    7,544,335       7,410,591
                              ===========     ===========

See accompanying notes to consolidated financial statements.

                   INAMED CORPORATION AND SUBSIDIARIES

         Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 1995 and 1994


                                                    Additional   Cumulative
                                 Common Stock       Paid-in      Translation          Accumulated     Stockholders'
                             Shares      Amount     Capital      Adjustment             Deficit       Equity (Deficit)
Balance, December 31, 1993   7,460,567   $74,606    $9,830,988   $ (78,995)           $(8,479,174)    $1,347,425
Net income                          __        __            __          __              2,746,311      2,746,311
Repurchases and retirement
 of common stock              (124,034)   (1,240)     (405,447)         __                     __       (406,687)
Issuances ofcommon stock       129,606     1,296       273,804          --                     __        275,100
Translation adjustment              --        --        --         516,678                     __        516,678
                             -----------------------------------------------------------------------------------
Balance, December 31, 1994   7,466,139    74,662     9,699,345     437,683             (5,732,863)     4,478,827
Net loss                            __        __            __          __             (6,893,061)    (6,893,061)
Repurchases and retirement
 of common stock                  (322)       (3)       (1,342)         --                     --         (1,345)
Issuances of common stock      136,800     1,368       265,632          --                     __        267,000
Translation adjustment              --        --            --     444,463                     __        444,463
                             -----------------------------------------------------------------------------------
Balance, December 31, 1995   7,602,617   $76,027    $9,963,635   $ 882,146           $(12,625,924)   $(1,704,116)
                             =========   =======    ==========   =========           ============    ===========
See accompanying notes to consolidated financial statements.

               INAMED CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

             Years ended December 31, 1995 and 1994

                                                1995           1994

Cash flows from operating activities:
 Net income (loss)                              $(6,893,061)   $2,746,311
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                  2,432,554     2,058,462
   Amortization of deferred grant income            (78,322)      (61,262)
   Amortization of intangible assets                297,722       254,391
   Non-cash stock compensation                       29,500        29,000
   Non-cash compensation to officers/directors      165,000            --
   Provision for doubtful accounts and returns    1,707,308       884,831
   Provision for obsolescence                       308,632       450,730
   Deferred income taxes                            243,430       199,897
   Write-off of intangible assets                        --        46,017
   Changes in current assets and liabilities:
     Trade accounts receivable                      503,114    (3,634,991)
     Notes receivable                               343,534        12,814
     Inventories                                 (2,539,782)   (1,854,374)
     Prepaid expenses and other current assets      791,350    (2,091,247)
     Income tax refund receivable                   367,476      (113,304)
     Other assets                                    (6,286)      (62,376)
     Accounts payable                             2,731,166     1,610,174
     Accrued salaries, wages, and payroll taxes   6,094,940     2,353,998
     Accrued interest                             1,042,582       342,294
     Accrued self-insurance                        (160,973)       (1,631)
     Other accrued liabilities                     (284,380)     (108,978)
     Royalties payable                            1,872,500        91,526
     Income taxes payable                        (3,147,534)      576,768
                                                -----------    ----------
         Net cash provided by
           operating activities                   5,820,470     3,729,050
                                                -----------    ----------
Cash flows from investing activities:
 Purchase of property and equipment              (4,694,592)   (2,948,945)
  Acquisition of INAMED, S.A.                            --      (400,050)
                                                -----------    ----------
          Net cash used in
           investing activities                  (4,694,592)   (3,348,995)
                                                -----------    ----------
(Continued)

See accompanying notes to consolidated financial statements.
               INAMED CORPORATION AND SUBSIDIARIES

        Consolidated Statements of Cash Flows, continued

                                                1995            1994

Cash flows from financing activities:
 Increases in notes payable and long-term debt  $  493,511      $1,077,355
 Principal repayment of notes payable
   and long-term debt                             (608,784)     (1,117,373)
 Decrease in related party receivables             302,676         451,516
 Increase in related party payables                788,807         420,610
 Grants received, gross                            228,453         157,728
 Proceeds from exercise of stock options            72,500          26,100
 Repurchase of common stock                         (1,345)       (406,687)
                                                ----------      ----------
Net cash provided by financing activities        1,275,818         609,249
                                                ----------      ----------
Effect of exchange rate changes on cash           (268,320)       (315,353)
                                                ----------      ----------
Net increase (decrease) in cash
  and cash equivalents                           2,133,376         673,951

Cash and cash equivalents at beginning of year     673,951              --
                                                ----------      ----------
Cash and cash equivalents at end of year        $2,807,327      $  673,951
                                                ==========      ==========
Supplemental disclosure of cash flow
    information:
  Cash paid during the year for:
   Interest                                     $  442,314      $  311,876
                                                ==========      ==========
   Income taxes                                  $ 273,947      $1,639,755
                                                ==========      ==========
(Continued)

See accompanying notes to consolidated financial statements.

                     INAMED CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued


Supplemental schedule of non-cash investing and financing activities:

Year ended December 31, 1995:

   In 1995, the Company issued 75,000 shares of common stock and recorded a corresponding $165,000 reduction of a liability which had been incurred in connection with the acquisition of INAMED, S.A.

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


See accompanying notes to consolidated financial statements.
                          INAMED CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    As of December 31, 1995 and
        for each of the years ended December 31, 1995 and 1994


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

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists". Revenues are recorded net of estimated sales returns and allowances when product is


(1)  Basis  of Presentation and Summary of Significant Accounting
     Policies (continued)

     Revenue Recognition (continued)

     shipped. The Company ships product with the right of return and has provided an estimate of the allowance for sales returns based on its historical returns experience, known patterns and other specific factors. Because management can reasonably estimate future sales returns, the product sales prices are substantially fixed, and other reasons the Company recognizes net sales when the product is shipped.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-
     out)  or market (net realizable value).  Estimated inventory
     obsolescence   has  been  provided  for  in  the   financial
     statements   and  has  generally  been  within  management's
     expectations.

     Current Vulnerability Due to Certain Concentrations

     The Company has primarily one source of supply for certain raw materials which are significant to its manufacturing process. Although there are a limited number of manufacturers of the particular raw materials, management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which may have a material and adverse effect on the consolidated results of operations and cash flows.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lives of the leases, whichever is shorter.
(1) Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

     Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was adopted by the Company for the year ended December 31, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. Impairment of long-lived assets is measured by the difference between the discounted future cash flows expected to be generated from the long-lived asset against the fair value of the long-lived asset. Fair value of long-lived assets is determined by the amount at which the asset could be bought or sold in a current transaction between willing parties. The adoption of SFAS No. 121 did not have any impact on the financial position, results of operations, or cash flows of the Company.

     Research and Development

     Research and development costs are expensed when incurred.

     Income Taxes

     The Company accounts for its income taxes using the liability method, under which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
(1) Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Net Income/Loss Per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

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

     Reclassification

     Certain reclassifications were made to the 1994 consolidated financial statements to conform to the 1995 presentation.

(2)  Inventories

     Inventories are summarized as follows:
                          December 31, 1995

     Raw materials      $    2,513,862
     Work in progress        3,773,579
     Finished goods         12,167,768
                            ----------
                            18,455,209
     Less allowance for
     obsolescence             (759,362)
                              --------
                        $   17,695,847
                            ==========
(3)  Intangible Assets

     Intangible assets, at cost, are summarized as follows:
                                           December 31, 1995
     Customer lists                        $ 125,000
     Organization and acquisition costs      251,539
     Patents, trademarks and technology    2,585,961
     Goodwill                              1,785,451
     Other                                   337,827
                                          ----------
                                           5,085,778
     Less accumulated amortization        (3,426,852)
                                          ----------
                                         $ 1,658,926
                                          ==========

     Effective January 1994, the Company acquired the assets of Novamedic, S.A. The cost in excess of fair value of the net assets acquired of $797,294 is classified as goodwill.

(4)  Lines of Credit

     As of December 31, 1995, the Company had outstanding borrowings in the amount of $328,366 under a $5,300,000 revolving line of credit agreement with a domestic bank which expired August 31, 1993 and was extended through March 31, 1996. The terms of the agreement required the Company to make monthly principal payments ($30,000 per month at
     December 31, 1995) and monthly interest payments at prime plus 2.5% per annum (11.0% per annum at December 31, 1995). Interest of $62,519 and $105,417 was paid on the line of credit in 1995 and 1994, respectively. The line of credit is collateralized by the Company's domestic accounts receivable, inventories and certain other assets. In September 1994, the company entered into an agreement with the bank which deleted the financial covenants which had been part of the original line of credit agreement. In January 1996, the obligation to the bank was satisfied.
4)   Lines of Credit (continued)

     The Company's Dutch subsidiary has a line of credit with a major Dutch bank, totaling $1,540,000, which is collateralized by the accounts receivable, inventories and certain other assets of its Dutch subsidiary. The line of credit expired on March 31, 1996. As of December 31, 1995, approximately $900,000 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

     The Company's weighted average interest rate on short-term borrowings was 8.9% in 1995.

     The Company is currently seeking alternative lending sources from other financial institutions. However, no agreements have been finalized to replace the line of credit.

(5)  Long-Term Debt

     Long-term debt is summarized as follows:

                                                           December 31, 1995
      11% Secured Convertible Note payable, maturing
        January 1999, interest payable quarterly,
        January 1, April 1, July 1 and October 1           $493,511

     Capital lease obligations, collateralized by related
        equipment, payable in monthly installments
        aggregating $8,754, including interest at 6.9%
        to 15.8%, expiring through November 1998            141,172
                                                           --------
                                                            634,683
     Less, current installments                             (51,735)
                                                           --------
                                                          $ 582,948
                                                           ========

     The aggregate installments of long-term debt as of December 31, 1995 are as follows:

                       Year ending December 31:
                        1996      $    51,735
                        1997           65,993
                        1998           23,444
                        1999          493,511
                                      -------
                                    $ 634,683
                                      =======

(6)  Deferred Grant Income

     Deferred  grant income represents grants received  from  the
     Irish   Industrial  Development  Authority  (IDA)  for   the
     purchase of capital equipment, and is amortized over the life of the related assets against the related depreciation expense. Amortization for the years ended  December 31, 1995 and 1994 was approximately  $78,000 and $61,000.

     In addition, for the year ended December 31, 1994, approximately $125,000 was received for training grants. This amount has been offset against the related expenses on the accompanying consolidated statements of operations.

     IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited (one of the Company's Irish subsidiaries). If the grants were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company would be liable for the amount of $2,552,362 as of December 31, 1995.


(7)  Income Taxes

     Income tax (benefit) expense at December 31, is summarized as follows:

                              1995               1994
     Current:
       Federa            $(2,267,198)         $1,577,188
       State                (195,969)            310,816
       Foreign               551,893             172,891
                         -----------          ----------
       Total             $(1,911,274)         $2,060,895
                         -----------          ----------

    Deferred:
       Federal              $530,419          $  (70,778)
       State                (157,016)            (39,984)
       Foreign              (144,928)            310,659
                            --------          ----------
       Total                 228,475             199,897
                            --------          ----------
                         $(1,682,799)         $2,260,792
                         ===========          ==========

(7)  Income Taxes (continued)

     For financial reporting purposes, earnings from continued operations before income taxes includes the following components:

     Year ended December 31,       1995           1994
     Pretax income:
     Domestic                $ (6,486,671)    $ 5,728,982
     Foreign                   (2,089,189)       (721,879)
                             ------------     -----------
      Total Pretax Income    $ (8,575,860)    $ 5,007,103
                             ============     ===========

     The primary components of temporary differences which
     comprise the Company's net deferred tax assets as of
     December 31,1995 are as follows:
                                             December 31,
                                                1995
     Deferred tax assets:
       Allowance for doubtful accounts       $  576,350
       Allowance for returns                  2,895,564
       Inventory reserves                        90,090
       Inventory capitalization                 481,456
       Accrued liabilities                      599,605
       Net operating losses                   1,103,248
       State taxes                                2,554
       Intangible assets                        168,151
       Litigation settlement                  3,651,648
       Tax credits                              145,748
       Other                                      8,322
                                             ----------
        Deferred tax assets                   9,722,736
        Valuation allowance                  (7,377,074)
                                             ----------
     Deferred tax assets                      2,345,662
                                             ----------
     Deferred tax liabilities:
       Depreciation and amortization            (46,456)
       Installment sale                        (358,584)
       Other foreign                           (175,275)
                                             ----------
     Deferred tax liability                    (580,315)
                                             ----------
     Net deferred tax asset                  $1,765,347
                                             ==========
(7)  Income Taxes (continued)

     Although realization is not assured, management believes it is more likely than not that the net deferred tax asset is fully recoverable against taxes previously paid and thus no further valuation allowance for these amounts is required.

     The difference between actual tax expense (benefit) and the "expected" tax expense (benefit) computed by applying the Federal corporate tax rate of 34% for the years ended December 31, 1995 and 1994 is as follows:
                                             1995          1994

     "Expected" tax expense (benefit)     $(2,915,792)     $1,702,415
     Tax effect of nondeductible expenses      51,084          43,974
     Goodwill amortization                     49,924          61,525
     Research tax credits                  (1,099,596)       (188,223)
     Foreign taxes                            406,965         483,550
     State franchise tax (benefit), net of
         Federal tax benefits                (268,488)        175,944
     Losses of foreign operations             (48,256)       (290,522)
     Change in valuation allowance of
         deferred tax assets                1,948,830              --
     Tax penalties                            276,708         150,726
     Other                                    (84,178)        121,403
                                           ----------       ---------
                                          $(1,682,799)     $2,260,792
                                           ==========       =========

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

(8)  Royalties

     The Company has entered into various license agreements whereby the Company has obtained the right to produce, use and sell patented technology. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements was approximately $5,511,000 and $4,326,000 for the years ended December 31, 1995 and 1994, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.



(9)  Stockholders' Equity

     The Company has adopted several incentive and non-statutory stock option plans. Under the terms of the plans, 610,345 shares of common stock are reserved for issuance to key employees at prices generally not less than the market value of the stock at the date the options are granted, unless previously approved by the Board of Directors.

     Activity under these plans for the years ended December 31, 1995 and 1994 is as follows:

                                                       1995        1994

     Options outstanding at beginning of year        202,500      247,854
     Granted                                              --           --
     Exercised                                       (50,000)     (18,000)
     Expired or canceled                              (6,000)     (27,354)
                                                     -------      -------
     Options outstanding at end of year              146,500      202,500
                                                     =======      =======
     Options exercisable at end of year               94,000      122,500
                                                     =======      =======

     The exercise price of all options outstanding under the stock option plans range from $1.45 to $2.49 per share. All options exercised in 1994 and 1995 were exercised at a price of $1.45. At December 31, 1995, there were 114,754 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below the fair market value of the common stock at the date of grant. Accordingly, the Company is amortizing the difference between the fair market value and the exercise price of the related outstanding options over the vesting period of the options. Stock option compensation expense for the years ended December 31, 1995 and 1994 aggregated $9,000 and $10,000, respectively.

     In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the "1984 Plan"). Under the terms of the 1984 Plan, 100,000 shares of its common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is granted. In 1985, INAMED Corporation agreed to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. The 1993 options granted was restated from 20,000 to 100,000 to reflect 80,000 options which were actually granted in 1993 but due to an internal reporting error were not recorded until 1995. When the options were originally granted in 1993, the fair market value of the stock was below the stock option exercise price of $1.45 and therefore no compensation expense was recorded.



     (9)  Stockholders' Equity (continued)

     In 1986, the Company adopted an incentive and nonstatutory stock option plan (the "1986 Plan"). Under the terms of the 1986 Plan, 300,000 shares of common stock have been reserved for issuance to key employees. No options were granted under the 1986 Plan during 1995.

     In 1987, the Company adopted an incentive stock award plan. Under the terms of this plan, 300,000 shares of common stock were reserved for issuance to employees at the discretion of the Board of Directors. The Directors awarded 11,800 shares in 1995 and 11,600 shares in 1994 with aggregate values of $29,500 and $29,000, respectively. No shares were awarded in 1993. At December 31, 1995, there were 119,612 shares available for future grant under this plan.

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

(10) Foreign Sales Information

     Net sales to customers in foreign countries for the years ended December 31, 1995 and 1994 represented the following percentages of net sales:

                                     1995        1994

              Europe                 22.3%       21.5%
              Asia-Pacific            3.5         2.7
              Iberia & Latin America  5.4         1.4
              Other                   0.3         0.7
                                     -----       -----
                                     31.5%       26.3%
                                     =====       =====

     The Europe classification above includes The Netherlands, Belgium, United Kingdom, Italy, France and Germany. The Asia-Pacific classification includes Hong Kong, China, Japan,
     Taiwan,   Singapore,   Thailand,  The  Philippines,   Korea,
     Indonesia, India, Pakistan, New Zealand and Australia. The Iberia & Latin American classification includes Central America, South America, Mexico, Spain and Portugal.)

(11) Geographic Segment Data

     The following table shows net sales, operating income (loss) and identifiable assets by geographic segment for the years ended December 31, 1995 and 1994:

                                 1995            1994

     Net sales:
         United States         $55,881,262     59,196,401
         International          25,744,319     21,188,941
                                ----------     ----------
                               $81,625,581     80,385,342
                                ==========     ==========
     Operating income (loss):
         United States         $(7,601,277)     4,717,154
         International          (1,588,628)    (1,139,129)
                                ----------      ---------
                               $(9,189,905)     3,578,025
                                 =========      =========
     Identifiable assets:
         United States         $25,976,480     29,337,456
         International          24,408,464     18,472,945
                                ----------     ----------
                               $50,384,944     47,810,401
                                ==========     ==========

     The international classification above includes the Netherlands, United Kingdom, Italy, France, Belgium, Germany and Ireland. The operations in Spain, Mexico, Brazil and
     Hong Kong were not material and were therefore also included in the international classification.

(12) Related Party Transactions

     Included in assets is an unsecured note receivable from Michael D. Farney, former Chief Executive Officer and Chief Financial Officer of the Company. This receivable approximated $386,000 and $688,000 as of December 31, 1995 and 1994, respectively. The note bears interest at 9.5% per annum and was due in June 1996. The note is primarily for various personal activities and certain relocation allowances. On March 4, 1996, the officer paid the balance of the note in full.

     Included in liabilities are notes payable to McGhan Management Corporation, a Nevada Corporation and Donald K. McGhan, former Chairman, Chief Executive Officer and President of the Company. Mr. McGhan and his wife are the majority shareholders of McGhan Management Corporation and Mr. McGhan is President and Chairman of that Corporation. This payable approximated $1,209,000 as of December 31, 1995. The note bears interest at prime plus 2% per annum (10.5% per annum at December 31, 1995) and was due June 30, 1996, or on demand. The Company paid the balance of these notes in full on January 25, 1996. Also included in liabilities is a note payable of approximately $550,000 to an officer of INAMED, S.A. in connection with the Company's acquisition of this subsidiary. Final payment on this note was made on February 6, 1996.

(12)  Related Party Transactions (continued)

     During 1992, the Company entered into a lease arrangement with Star America Corporation, a Nevada corporation, for rental of an aircraft to provide air transportation for corporate purposes. Michael D. Farney, former Chief Executive Officer and Chief Financial Officer of the Company, is a director and officer of Star America Corporation. The minimum rental through December 31, 1993 was $95,000 per month. In January 1994 this rent was renegotiated to a month-to-month arrangement with a monthly lease of $74,000 during 1994. Rental expense for 1995 and 1994 was $900,000 and $888,000 respectively. In February 1995, the Company received a credit voucher from Star America Corporation for $800,000. This amount represented payments made during 1994 in excess of the actual rental arrangement. At December 31, 1995, the credit voucher had an outstanding balance of $107,670. This balance was paid to the Company on March 11, 1996. The lease arrangement with Star America Corp. was terminated effective December 31, 1995.

(13)  Employee Benefit Plans

     Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan for all US employees. After six months of service, employees become eligible to participate in the Plan. Participants may contribute to the plan up to 20% of their eligible compensation annually, subject to the limitations in the Internal Revenue Code. The Company can match contributions equal to 10% of each participant's eligible contribution, limited to 5% of the participant's compensation. The participants are 100% vested in their own contributions and vesting in the Company's contributions is based on years of credited service. Participants become 100% vested after five years of credited service. Participants may invest elective contributions among funds selected by the Company and the Trustee(s) of the plan. The Trustee(s) and the Company may choose the investment options for any employer nonelective contribution. The Company did not make contributions to the plan for the years ended December 31, 1995 and 1994.

     Effective January 1, 1990, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Employees in active employment on January 1, 1990 were immediately eligible. Plan benefits, including pension upon retirement at the age of 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. The pension plan is financed by premiums which are paid by the employer and the employees. The premium is based on financing a pension of 70% of the salary per person. Participants share in the cost of the plan by making contributions of 3% to 5% of the pension basis. The funding policy is to pay the accrued pension contribution currently. The premiums, paid to the external pension management company, are invested 80% in government bonds and 20% in stocks listed on the Amsterdam Exchange. The return on investments for the pension management company in 1995 was approximately 24%. Administrative costs paid by the Company were approximately $19,100 and $12,900 for the years ended December 31, 1995 and 1994, respectively.

(13) Employee Benefit Plans (continued)

     Contributions   to   the   defined  benefit   pension   plan
     approximated  $75,000  and  $49,000  for  the  years   ended
     December 31, 1995 and 1994, respectively.

     Effective February 1, 1990, a certain subsidiary adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 200% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $198,000 and $144,000 for the years ended December 31, 1995 and 1994, respectively.

     Effective January 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement or complete disability, are based on an employee's years of service and average compensation prior to retirement. The pension plan is financed by premiums which are paid by the employer and the employee. The premium is based on 8% of the current salary. Participants share in the cost of the plan by making contributions of 2% to 3% of the pension basis. The funding policy is to pay the accrued pension contribution currently. The premiums are paid to an external pension management company which invests the premiums in government bonds. The pension management company guarantees a return of 5% per year on investments. Administrative costs paid to the pension management company are approximately 20% of contributions made each year. Contributions to the defined benefit pension plan approximated $17,000 and $14,000 for the years ended December 31, 1995 and 1994, respectively.

     Effective February 1, 1991, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including additional pension upon retirement at age 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants do not share in the cost of the plan. The funding policy is to pay the accrued pension contribution currently. The premiums, paid to the external pension management company, are invested 52% in government bonds, 13% in stocks, 25% in mortgages and 10% in buildings. The Company pays the administrative costs to the pension management company which totaled $2,155 in 1995 and $1,344 in 1994. The Company's contributions to the plan approximated $24,000 and $10,000 for the years ended December 31, 1995 and 1994, respectively.

     Effective July 1, 1992, a certain subsidiary adopted a Defined Contribution Plan for all employees. After six months of service, employees become eligible to participate in the plan. They may contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 100% of the participant's contribution. The employee is immediately and fully vested in the Company's contribution however, the pension can

(13) Employee Benefit Plans (continued)

     only be drawn upon retirement or complete disability. All premiums are paid to an external pension company which invests the accumulated funds in government bonds. The return on investments has been approximately 8% each year. The Company pays administrative costs to the pension management company which totaled $320 and $307 for the years ended December 31, 1995 and 1994, respectively. The Company's contributions to the plan approximated $9,000 and $7,000, for the years ended December 31, 1995 and 1994, respectively.

     Effective July 1, 1993, a certain subsidiary adopted a Defined Benefit Plan for all employees. After one year of service, employees become eligible to participate in the plan. Plan benefits, including pension upon retirement at age 65 or complete disability, are based on an employee's years of service and average compensation prior to retirement. Participants do not share in the cost of the plan. The funding policy is to pay the accrued pension contribution currently. The Company's yearly contribution per employee is equal to one month of an employee's salary. The premiums are paid to an external pension management company which invests 70% of the accumulated funds in government bonds and 30% in buildings and stocks. The pension management company's return on investment has been approximately 11% each year. The Company has paid administrative costs of $3,000 and $2,413 for the years ended December 31, 1995 and 1994, respectively. The Company's contributions to the plan approximated $15,000 and $12,000 for the years ended December 31, 1995 and 1994, respectively.

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

(14) Litigation (See Note 17b)

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

     Under the Settlement, $1.2 billion had been provided for "current claims" (disease compensation claims). In May 1995, Judge Pointer completed a preliminary review of current claims which had been filed as of September 1994, in compliance with deadlines set by the court. Judge Pointer determined that based on the preliminary review, it

(14) Litigation, continued

     appears that projected amounts of eligible current claims exceed the $1.2 billion provided in the Settlement. The Settlement provided that in the event of such over subscription, the amounts to be paid to eligible current claimants would be reduced and claimants would have a right to "opt-out" of the Settlement at that time.

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

(15) Commitments and Contingencies

     The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense for the years ended December 31, 1995, and 1994 aggregated $4,927,677 and $4,913,327, respectively.

     Minimum lease commitments under all non-cancelable leases as of December 31, 1995 are as follows:
                    Year ending December 31:
                      1996                   $3,068,534
                      1997                    1,831,633
                      1998                    1,548,876
                      1999                    1,291,402
                      2000                    1,086,974
                      Thereafter              9,899,150
                                             ----------
                                            $18,726,569
                                             ==========
(16) Sale of Subsidiaries

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

     At December 31, 1995, the current portion due from ISSAC under the terms of the note agreement is in dispute. The Company has classified all current amounts due as long-term and an estimated provision for credit loss of $1,066,958 has been provided for in the financial statements.

(17) Subsequent Event

 a) In January 1996, the Company completed a private placement offering by issuing three-year secured collateralized convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The Company received $35 million in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15 million is held in an escrow account to be released upon the granting and court approval of mandatory class certification. At December 31, 1995 proceeds of approximately $500,000 were received and classified as a current liability. The notes are collateralized by all the assets of the Company.

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

b)   UNAUDITED
     The litigation disclosure at Note 13 has been updated. Refer to the Breast Implant Litigation section within Item 3,
     Legal Proceedings in the afore portion of this document.


(18) Quarterly Summary of Operations (Unaudited)

     The following is a summary of selected quarterly financial data for 1995 and 1994:

                                   Quarter
             --------------------------------------------------
                First       Second        Third        Fourth
             ----------   ----------    ----------   ----------
Net Sales:
 1995        21,744,875   24,112,600    18,279,111   17,488,995
 1994        16,896,056   21,978,104    20,911,167   20,600,015
Gross Profit:
 1995        15,410,563   16,431,581    11,439,933    8,187,721
 1994        10,476,412   14,664,187    14,085,793   14,894,492
Net Income
(loss):
 1995         1,140,496    2,744,448    (2,592,588)  (8,185,417)
 1994         1,271,942    1,710,309     1,004,409   (1,240,349)
Net Income(loss)
per share:
 1995 Basic         .15          .36          (.34)       (1.08)
 1995 Diluted       .15          .36          (.34)       (1.08)
 1994 Basic         .17          .23           .14         (.17)
 1994 Diluted       .17          .23           .14         (.17)
             ==================================================

(18) Quarterly Summary of Operations (Unaudited) (continued)

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

     The provision for doubtful accounts, returns and allowances was increased due to a backlog of returns that developed in the fourth quarters of 1994 and 1995.

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



                                 Schedule II
                           INAMED CORPORATION AND SUBSIDIARIES
                            Valuation and Qualifying Accounts
                   Years ended December 31, 1997, 1996, 1995 and 1994
                          (in 000's except 1995 and 1994 data)

                                  Beginning of
                                  period                                           End of period
Description                       balance       Additions    Deductions            balance
Year ended December 31, 1997:
 Allowance for returns            $   4,697          __         $341                  $ 4,356
 Allowance for doubtful accounts        714        $151           __                      865
 Allowance for obsolescence           1,326         187           __                    1,513
 Valuation allowance for             12,026      16,116           __                   28,142
  deferred tax assets
 Self-insurance accrual               1,373       2,229           __                    3,602
 Allowance for doubtful Notes         1,067          __          600                      467
 Litigation reserve                   9,152      28,183           __                   37,335

Year ended December 31, 1996:
 Allowance for returns                5,676         934        1,913                    4,697
 Allowance for doubtful accounts        965         101          352                      714
 Allowance for obsolescence             759         567           __                    1,326
 Valuation allowance for              7,377       4,649           __                   12,026
  deferred tax assets
 Self-insurance accrual               1,131         270           28                    1,373
 Allowance for doubtful Notes         1,067          __           __                    1,067
 Litigation reserve                   9,152          __           __                    9,152

Year ended December 31, 1995:
 Allowance for returns            5,346,885     329,364           __                5,676,249
 Allowance for doubtful accounts    678,942     376,182       90,196                  964,928
 Allowance for obsolescence         450,730     600,847      292,215                  759,362
 Valuation allowance for          5,000,080   2,376,994           __                7,377,074
  deferred tax assets
 Self-insurance accrual           1,291,605       9,000      169,973                1,130,632
 Allowance for doubtful Notes            __   1,066,958           __                1,066,958

Year ended December 31, 1994:
 Allowance for returns            4,807,675     585,885       46,675                5,346,885
 Allowance for doubtful accounts    333,321     454,380      108,759                  678,942
 Allowance for obsolescence              __     450,730           __                  450,730
 Valuation allowance for          5,606,666          __      606,586                5,000,080
  deferred tax assets
 Self-insurance accrual           1,293,236          __        1,631                1,291,605


Exhibit 21

List of Subsidiaries of INAMED Corporation

Biodermis Corporation
Biodermis Ltd.
BioEnterics Corporation
BioEnterics, Latin America SA de CV
BioEnterics, Ltd.
Bioplexus Corporation
Bioplexus Ltd.
Chamfield Ltd.
CUI Corporation
Flowmatrix Corporation
Inamed Development Company
Inamed Japan
IMG Japan Inc.
McGhan Ltd.
McGhan Medical Asia Pacific Ltd.
McGhan Medical Benelux B.V.
McGhan Medical Benelux B.V.B.A.
McGhan Medical B.V.
McGhan Medical Corporation
McGhan Medical do Brasil Ltda.
McGhan Medical GmbH
McGhan Medical Ltd.
McGhan Medical Mexico, SA de CV
McGhan Medical S.A.
McGhan Medical S.A.R.L.
McGhan Medical S.R.L.
Medisyn Technologies Corp.
Medisyn Technologies Ltd.