Form 10-Q
period 1998-03-31
INAMED CORP
filed 1998-07-23
CIK 109831

United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

   FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998
Commission File Number: 1-9741






                       INAMED CORPORATION

State of Incorporation:Florida I.R.S. Employer Identification No.: 59-0920629

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





On July 21, 1998 there were 10,980,290 Shares of the Registrant's
                    Common Stock Outstanding.

                This document contains 24 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                            Form 10-Q

                  Quarter Ended March 31, 1998



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

          Notes to the Consolidated
          Financial Statements                                  8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  16


PART II   -     OTHER INFORMATION                              20


PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                         Unaudited         Audited
                                      March 31, 1998   December 31, 1997
     Assets

Current assets:
  Cash and cash equivalents        $      855        $    1,946
  Trade accounts receivable, net of
  allowance for doubtful accounts
  and returns and allowances of
  $5,242 and $5,221                    18,828            13,979
  Related party notes receivable           --               129
  Inventories                          20,647            23,117
  Prepaid expenses and other
    current assets                      1,847             1,413
  Income tax refund receivable            334               472
                                     --------          --------
       Total current assets            42,511            41,056
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              12,601            12,585
  Furniture and fixtures                4,917             4,541
  Leasehold improvements               10,925            10,996
                                     --------          --------
                                       28,443            28,122
  Less accumulated depreciation
     and amortization                 (15,291)          (14,639)
                                     --------          --------
     Net property and equipment        13,152            13,483
                                     --------          --------
Notes receivable, net of
  allowance of $467                     2,825             2,799

Intangible assets, net                  1,052             1,164

Other assets, at cost                   1,453               340
                                     --------          --------
Total assets                         $ 60,993         $  58,842
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                       Unaudited      Audited
                                    March 31, 1998  December 31, 1997

  Liabilities and Stockholders' Deficiency

Current liabilities:
  Current installments of
   long-term debt                    $     34          $     30
  Notes payable to bank                   999               659
  Accounts payable                     13,526            14,759
  Accrued liabilities:
     Salaries, wages, & payroll taxes   3,338             2,683
     Interest                           3,518             3,146
     Self-insurance                     3,619             3,602
     Other                              4,285             2,667
  Royalties payable                     4,478             4,156
  Income taxes payable                  2,392             2,894
                                     --------          --------
       Total current liabilities       36,189            34,596
                                     --------          --------
Convertible and other long-term debt,
  excluding current installments       22,002            23,574

Subordinated notes payable,
  related party                         9,880             8,813

Deferred grant income                     925               993

Deferred income taxes                     261               220

Accrued litigation settlement          37,295            37,335

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 9,461,412
     and 8,885,076                         95                89
  Additional paid-in capital           21,045            19,027
  Cumulative translation adjustment       168              (223)
  Accumulated deficit                 (66,867)          (65,582)
                                     --------          --------
      Stockholders' deficiency        (45,559)          (46,689)
                                     --------          --------
Total liabilities and stockholders'
   deficiency                       $  60,993          $ 58,842
                                     ========          ========

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
                           (in 000's)

                                     Three Months        Three Months
                                       Ended                Ended
                                     March 31, 1998      March 31,1997

Net sales                          $   30,052        $   26,417
Cost of goods sold                     12,292             9,278
                                     --------          --------
     Gross profit                      17,760            17,139
                                     --------          --------
Operating expenses:
  Marketing                             8,351             7,099
  General and administrative            6,598             6,434
  Research and development              2,040             2,050
                                     --------          --------
     Total operating expenses          16,989            15,583
                                     --------          --------
     Operating income                     771             1,556
                                     --------          --------
Other income (expense):
  Interest income                         109               261
  Interest expense                     (1,110)           (1,237)
  Foreign currency transaction losses  (1,027)             (878)
  Miscellaneous income                     73                14
                                     --------          --------
     Net other expense                 (1,955)           (1,840)
                                     --------           --------
Loss before income tax
  expense (benefit)                    (1,184)             (284)

Income tax expense (benefit)              101                (7)
                                     --------          --------
     Net loss                      $   (1,285)        $    (277)
                                     ========           ========

Net loss per share of common stock

  Basic                            $   (0.14)         $   (0.03)
                                    ========           ========
  Diluted                          $   (0.14)         $   (0.03)
                                    ========           ========

Weighted average common shares
        outstanding                9,142,435          8,195,910




 The Notes to Financial Statements are an integral part of this statement.


               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

           Three Months ended March 31, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents

                                         1998              1997
Cash flows from operating activities:
  Net loss                          $  (1,285)        $    (277)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation of property and equipment  520               327
  Amortization of intangible assets       108                77
  Amortization of deferred grant income   (23)              (29)
  Amortization of debenture discount      112                32
  Amortization of private offering costs   12                12
  Deferred income taxes                   206                58
  Non-cash compensation to directors
     & officers                           230                --
  Changes in assets and liabilities:
     Trade accounts receivable         (5,083)           (4,020)
     Notes receivable                     (22)             (172)
     Inventories                        1,965              (494)
     Prepaid expenses and other
       current assets                    (455)              156
     Income tax refund receivable         108                --
     Other assets                      (1,116)               10
     Accounts payable                  (1,125)            1,082
     Accrued salaries, wages and
       payroll taxes                      684              (363)
     Accrued interest                     485               175
     Accrued self-insurance                17               543
     Other accrued liabilities          1,592               (55)
     Royalties payable                    323            (2,416)
     Income taxes payable                (642)             (457)
                                     --------          --------
     Total adjustments                 (2,104)           (5,534)
                                     --------          --------
     Net cash used in operating
      activities                       (3,389)           (5,811)
                                     --------          --------
Cash flows from investing activities:
  Purchases of property and equipment    (712)             (811)
                                     --------          --------
  Net cash used in investing activities  (712)             (811)
                                     --------          --------



                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

           Three Months ended March 31, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents


                                            1998              1997

Cash flows from financing activities:
  Restricted cash in escrow for litigation
    settlement                       $     --            $ (158)
  Increases in notes payable and
    long-term debt                        364               345
  Increases in convertible notes payable and
     debentures payable                    --             5,648
  Principal repayment of notes payable
     and long-term debt                    (3)             (229)
  (Increase) decrease in related
     party receivables                    125               (26)
  Increase (decrease) in related
     party payables                     1,068                --
                                     --------          --------
     Net cash provided by financing
       activities                       1,554             5,580
                                     --------          --------
     Effect of exchange rate changes
       on cash                          1,456             1,402
                                     --------          --------
     Net increase (decrease) in cash
          and cash equivalents         (1,091)              360

Cash and cash equivalents at beginning
   of period                            1,946               923
                                     --------          --------
Cash and cash equivalents at end
   of period                        $     855         $   1,283
                                     --------          --------

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
     Interest                       $     648         $   1,067
                                     ========          ========
     Income taxes                   $      89         $      40
                                     ========          ========


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




    The Notes to Financial Statements are an integral part of
                         this statement.

               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998
                            (in 000s)



Note 1  -  Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on Form 10-K.


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

The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement (see Note 6) and its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is actively seeking financing and anticipates undertaking restructuring which the Company believes will ultimately enable it to attain profitability.

The Company

INAMED Corporation's subsidiaries are McGhan Medical Corporation and CUI Corporation, which develop, manufacture and sell medical devices principally for the plastic and general surgery fields; BioEnterics Corporation which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; Biodermis Corporation which develops, produces and distributes premium products for dermatology, wound care and burn treatment; Bioplexus Corporation which develops, produces and distributes specialty medical products for use by the general surgery profession; Flowmatrix Corporation which manufactures high quality silicone components and devices for INAMED's wholly-owned subsidiaries and distributes an international line of proprietary silicone products; Medisyn Technologies Corporation which focuses on the development and promotion of the merits of the use of silicone chemistry in the fields of medical devices, pharmaceuticals and biotechnology; INAMED Development Company, which is engaged in the research and development of new medical devices using silicone-based technology; McGhan Limited, an Irish corporation which manufactures medical devices principally for the plastic and general surgery fields; Medisyn Technologies, Ltd. and Chamfield Ltd., Irish corporations which specialize in the development of silicone materials for use by INAMED's wholly-owned subsidiaries; and McGhan Medical B.V., a Netherlands corporation, McGhan Medical B.V.B.A., a Belgium corporation, McGhan Medical GmbH, a German corporation,
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company (continued)

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

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for March 31, 1998 and 1997. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Reclassification

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3 - Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                                   March  31, 1998   December 31, 1997

     Accounts receivable            $   24,070     $  19,200
     Allowance for doubtful accounts      (886)         (865)
     Allowance for returns and credits  (4,356)       (4,356)
                                      _________     _________

     Net accounts receivable        $   18,828     $  13,979
                                      ========      ========

     Notes receivable               $    3,292     $   3,266
     Allowance for doubtful notes         (467)         (467)
                                      _________     _________

     Net notes receivable            $   2,825     $   2,799
                                      ========      ========

Note 4  -  Inventories

     Inventories are summarized as follows:

                           March  31, 1998  December  31, 1997

          Raw materials         $3,832         $4,671
          Work in process        3,961         3,799
          Finished goods        14,338         16,160
                              --------       --------
                                22,131         24,630
          Less allowance for
               obsolescence     (1,484)        (1,513)
                              --------       --------
                               $20,647        $23,117
                              ========       ========
Note 5 - Long Term Debt

The following is a summary of the Company's significant long-term debt:

(a) During January 1996, $35,000 of proceeds were received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction. Of that amount, $14,800 was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13,900 of common stock at $8.00 per share (subsequently adjusted to $7.50 per share), resulting in a charge of $884 to debt costs for 1997. The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997 the Company and the senior Noteholders agreed to change the conversion price to $5.50 per share at 103% of principal balance as part of an overall restructuring plan which included the waiver of past defaults. The conversion price of $5.50 per share was above market value. At May 29, 1998, $19,600 of the 11% senior notes were outstanding. In 1996 the Company offered an incentive to convert the senior secured convertible notes. The incentive increased the number of shares received upon conversion by 10%. At December 31, 1996 $540 in notes had been converted, resulting in a $44 charge to debt costs.

(b) During January 1997, $5,700 of proceeds were received upon the issuance of $6,200 principal amount of 4% convertible debentures, due January 30, 2000. These debentures were convertible at 85% of the market price of the common stock. On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month on the outstanding principal balance. These transactions resulted in $396 and $1,267 of debt and interest expenses in 1997. In April 1998, the remaining debentures have been converted into an aggregate of 1,108,059 shares of common stock. At December 31, 1997 $2,120 of the convertible debentures were converted into 615,958 shares of common stock at prices ranging from $2.60 to $4.60 per share.

In addition, commencing during April 1997 and continuing through January 1998, an entity controlled by the Company's former Chairman and 13% stockholder loaned $9,900 to the Company to provide it with working capital to fund its operations. The loan agreement discussed in (a) above precludes the payment of interest and principal on this 10.5% subordinated note without the consent of the senior Noteholders. In

Note 5 -Long-Term Debt (continued)

July 1998, the Company converted into 860,000 shares of common stock all of the $10,800 of indebtedness, principal and interest, which was owed to International Integrated Industries, LLC. A four-year warrant to purchase 260,000 shares at $12.40 per share was also issued to Mr. McGhan in connection with this agreement.

Note 6  -  Commitments and Contingencies

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

Note 6  -  Commitments and Contingencies (continued)

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

Note 6  -  Commitments and Contingencies(continued)

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

Under the terms of the 3M Agreement, the Company will pay $3,000 to 3M once the Court grants final approval of the Settlement; except that no payment will become due any sooner than (x) April 30, 1999 or (y) 90 days after the Court's final order on the Settlement becomes non-appealable, whichever is later.

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

Note 6  -  Commitments and Contingencies (continued)

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

Class Settlement Approval Process and Timetable

Following the issuance by the Court of a preliminary order on June 2, 1998, the settlement approval process is anticipated to proceed in several stages, as follows:

1. Satisfaction of the Condition under the 3M Agreement. Within 60 days after the date of the preliminary order (extendable to 90 days at the Company's option), the Company needs to obtain an agreed minimum number of conditional releases for 3M pursuant to the terms of the 3M Agreement. At 3M's option, that condition can be modified or waived. The Company anticipates satisfying that condition in August 1998.

2. Notice to the Class. Following conditional class certification and preliminary approval of the Settlement, as well as satisfaction (or waiver) of the condition in the 3M Agreement, the parties will give notice to class members advising class members of the Court's preliminary order and advising them of their opportunity to be heard in support of or opposition to final certification and approval. The parties expect that class notice will be given approximately 30 days after satisfaction of the condition in the 3M Agreement. Prior to the distribution of the class notice, the Company must deposit in a court supervised escrow account $31,500 of consideration, consisting of $3,000 of cash, $3,000 of common stock (valued based on the trading price for the twenty trading day period commencing five trading days after the Court grants preliminary approval of the Settlement), and $25,500 principal amount of a 6% subordinated note. The Company anticipates that this deposit will occur prior to September 30, 1998.
Note 6  -  Commitments and Contingencies (continued)

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

Note 6  -  Commitments and Contingencies (continued)

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

Accounting Treatment

In 1993, the Company recorded a $9,152 reserve for litigation. For the year ended December 31, 1997, the Company booked an additional reserve of $28,150. The litigation reserve as of March 31, 1998 of $37,295 includes the cost of the non-opt-out settlement agreement of $31,500, other settlements of $4,845 and legal fees and other related expenses of $950.
ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

    The Company's financial performance in recent years was strongly and adversely impacted by: 1) the costs of improving manufacturing practices and policies in accordance with FDA regulations; 2) the costs of addressing the breast implant litigation; 3) investments made in international markets to increase the Company's sales and marketing presence; and 4) the cost of investing in research and development, particularly in new products and technologies. Based on these factors, although sales have grown during those periods, expenses have grown at a significantly higher rate. Consequently, the Company's financial performance has deteriorated in recent years through the first quarter of 1998.

    Recent developments. In January 1998 a new management team was selected, and in April 1998 a settlement agreement providing for a mandatory, non-opt-out class action settlement of the breast implant litigation was announced. Consequently, the Company took a $32 million charge to the 1997 results of operations (of which $28.2 million is directly related to the cost of the litigation settlement), and believes an additional charge of approximately $5 million will be incurred later in 1998 (to reflect the costs of a proposed restructuring plan).

    Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) for the periods ended March 31, 1998 and 1997.

                   March 31, 1998        March 31, 1997
(in 000's)                        %Inc.

Sales                      30,052  14%       26,417
Cost of Goods Sold         12,292  32%        9,278

Gross Profit               17,760   4%       17,139
As a % of sales               59%               65%

Marketing                   8,351  18%        7,099
As a % of sales               28%               27%
G&A                         6,598   3%        6,434
As a % of sales               22%               24%
R&D                         2,040  --%        2,050
As a % of sales                7%                8%

Operating expenses         16,989   9%       15,583
  As a % of sales             57%               59%

Operating income              771             1,556



     Sales.    While  the  Company's  revenues  are  subject   to
adjustments due to changes in price or volume of units sold, revenue increases from March 1997 compared to March 1998 were primarily a result of increased volume.

    Sales in the United States accounted for 65% and 64% of total net sales for the periods ended March 31, 1998 and 1997.
International sales accounted for 35% and 36% of total net sales for the periods ended March 31, 1998 and 1997.

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

    In the first quarter of 1998, European production costs increased significantly due to concentration and preparation for the pending FDA audit. This lack of productive through put resulted in excess manufacturing costs both in direct labor and manufacturing overhead. The estimated impact was a reduction in total gross profit margins of approximately 4.2%. In the United States, to a lesser extent, inefficiencies in manufacturing and some idle time caused an increase in manufacturing costs in the first quarter of 1998. This has resulted in a further reduction of total gross profit margins of approximately 1.7%. Gross profit margins have begun to recover these losses during the second quarter of 1998.

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

     General and administrative expenses. G&A expenses are affected by overall headcount in various administrative functions, and the legal, accounting and other outside services which were necessary to defend the Company in the breast implant litigation and negotiate a settlement. The number and cost for employees engaged in general and administrative positions has increased in the three months ended March 31, 1998 compared to the three months ended March 31, 1997, at a rate greater than the increase in gross profit dollars. The legal and administrative costs relating to the breast implant litigation were $824,000 and $1,247,000 for the first three months ended March 31, 1998 and
1997. The new management team has set targets to control and reduce general and administrative expenses throughout the Company.

   Research and development expenses. R&D expenses have remained consistent for the three month periods ended March 31, 1998 and 1997. The Company invested $653,000 and $416,000 for the periods ended March 31, 1998 and 1997 at the Company's BioEnterics subsidiary in connection with the development of obesity products. In 1998 the new management team began considering various options to sell a portion of its interest in this business. Accordingly, it is anticipated that R&D expenses for the rest of the Company's operations will not exceed 6% of sales in the coming few years.

   Interest expense. Net interest expense of approximately $1.1 million for the three months ended March 31, 1998 (as compared to $1.2 million for the three month periods ended March 31, 1997) was primarily due to: (1) the net carrying costs on the 11% senior secured convertible notes issued in January 1996; (2) accrued (but unpaid) interest of $251,000 on approximately $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of 1997 to fund its working capital needs; and
(3) a penalty charge of $253,000 due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997. As of July 1998 all of the 10.5% subordinated notes (including accrued interest) were converted into common stock; and as of April 1998 all of the 4% debentures were converted and the Company is no longer incurring such penalty charges.

   Foreign currency translation loss. Historically the Company's subsidiaries have incurred significant intercompany debts (totaling more than $43 million for non-U.S. subsidiaries), which are eliminated in the consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to translation adjustments. In 1998 the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and concluded to convert the non-U.S. intercompany debts to the capital of the respective subsidiaries sometime during 1998. This should yield a significant reduction in foreign currency translation losses.

    Operating Income. In 1998 the new management team has undertaken a restructuring program which is designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. Included in this program is a planned reduction in headcount, discontinuance or sale of unprofitable product lines, improved asset management (especially receivables and inventory), and reduced general and administrative expenses. There is no assurance that the Company will be successful in these efforts.

Financial Condition

     Liquidity. The Company's liquidity has deteriorated significantly in the last few years resulting in substantial doubt about the Company's ability to continue as a going concern. Pre-tax income/(loss) aggregated ($1.2) million and $0.3 million for the three month periods ended March 31, 1998 and 1997. Net cash used for operating activities totaled $3.0 million and $5.8 million for the three month periods ended March 31, 1998 and
1997. Beginning in 1998, after the appointment of new management, steps were taken to reverse these trends, and for the first six months of 1998 the Company succeeded in achieving a small, positive cash flow from operations. As the reductions in cost of goods, G&A and R&D outlined above begin to take effect, the Company believes it can improve its cash flow from operations.

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

               $9.9 million of proceeds received periodically from April 1997 until January 1998 from an entity affiliated with the Company's former chairman. That indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. In July 1998, the Company converted into 860,000 shares of common stock all of the $10,800 of indebtedness, principal and interest, which was owed to such entity (at an effective conversion price of $12.40 per share). A four-year warrant to purchase 260,000 shares at $12.40 per share was also issued to Mr. McGhan in connection with this agreement.

      The Company is seeking to establish a domestic revolving line of credit; under the terms of the 11% senior secured convertible notes, the Company has leeway for up to $5 million of such financing. The Company currently maintains an international line of credit with a major Dutch bank. The current line is approximately $700,000 and is collateralized by the accounts receivable, inventories and certain other assets of McGhan Medical B.V. As of March 31, 1998, approximately $400,000 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum.

      Breast Implant Settlement. Under the terms of the proposed settlement of the breast implant litigation, the Company will be obligated to pay an aggregate of $34.5 million to the plaintiffs and 3M at the later of (x) April 30, 1999 or (y) 90 days after the Court's final order becomes non-appealable. That payment will consist of $31.5 million of cash (which will be used to retire the $25.5 million note to the plaintiffs which will be placed in escrow prior to the mailing of notice of the proposed settlement) and $3 million of common stock, to be valued based on the stock trading price in June 1998 after the Court issues its preliminary order.

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

      The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement and its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is actively seeking financing and anticipates undertaking a restructuring which the Company believes will ultimately enable it to attain profitability.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in breast implant litigation
as  discussed  in  Note 6 to          the unaudited  consolidated
financial statements.

ITEMS 2. THROUGH 5.

          Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K dated January 23, 1998
          Form 8-K dated February 11, 1998
          Form 8-K dated March 6, 1998 (as amended)
          Form 8-K dated April 1, 1998
          Form 8-K dated April 6, 1998
          Form 8-K dated July 2, 1998


                       INAMED CORPORATION

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INAMED CORPORATION



July 22, 1998                 By: /s/ Richard G. Babbitt
                                              Richard G. Babbitt,
                         Chairman of the Board,
                                                Chief   Executive
                         Officer and President