Form 10-Q/A
period 1997-03-31
INAMED CORP
filed 1998-07-31
CIK 109831

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





On July 28, 1998 there were 10,990,290 Shares of the Registrant's
                    Common Stock Outstanding.

                This document contains 23 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                          Form 10-Q/A-1

                  Quarter Ended March 31, 1997



                        TABLE OF CONTENTS

                                                              Page
PART I    -     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                           3

          Unaudited Consolidated Income Statements              5

          Unaudited Consolidated Statements
          of Cash Flows                                         6

          Notes to the Unaudited Consolidated
          Financial Statements                                  8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  18


PART II   -     OTHER INFORMATION                              22

PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                         Unaudited      Audited
                                        March 31, 1997 December31, 1996

     Assets

Current assets:
  Cash and cash equivalents        $    1,283        $      923
  Trade accounts receivable, net of
   allowance for doubtful accounts
   and returns and allowances of
     $5,362 and $5,411                 14,906            11,452
  Related party notes receivable          262               236
  Inventories                          20,269            20,724
  Prepaid expenses and other
    current assets                      1,356             1,563
  Income tax refund receivable            142               151
                                     --------          --------
       Total current assets            38,218            35,049
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              10,914            10,555
  Furniture and fixtures                4,226             4,495
  Leasehold improvements                9,371             9,148
                                     --------          --------
                                       24,511            24,198
  Less accumulated depreciation
     and amortization                 (12,458)          (11,938)
                                     --------          --------
     Net property and equipment        12,053            12,260
                                     --------          --------
Notes receivable, net of allowance
        of $917 and $1,067              2,281             2,108

Intangible assets, net                  1,333             1,410

Restricted cash, settlement fund       14,954            14,796

Other assets, at cost                     264               289
                                     --------          --------
Total assets                         $ 69,103          $ 65,912
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                         Unaudited  Audited
                                    March 31, 1997 December 31,1996

  Liabilities and Stockholders' Deficiency

Current liabilities:
  Current installments
   of long-term debt                $      86         $     321
  Notes payable to bank                 1,004               914
  Accounts payable                     13,360            12,373
  Accrued liabilities:
     Salaries, wages,
      and payroll taxes                 4,457             4,895
     Interest                           1,869             3,110
     Self-insurance                     1,916             1,373
     Other                              1,513             1,672
  Royalties payable                     1,623             4,039
  Income taxes payable                  1,333             1,841
                                     --------          --------
       Total current liabilities       27,161            30,538
                                     --------          --------
Convertible and other long-term debt,
   excluding current installments      40,459            34,607

Deferred grant income                   1,177             1,269

Deferred income taxes                     290               254

Accrued litigation settlement           9,152             9,152

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 8,209,350
     and 8,036,550                         82                80
  Additional paid-in capital           15,001            13,585
  Cumulative translation adjustment        63               432
  Accumulated deficit                 (24,282)          (24,005)
                                     --------          --------
      Stockholders' deficiency         (9,136)           (9,908)
                                     --------          --------

Total liabilities and stockholders'
   deficiency                       $ 69,103          $ 65,912
                                    ========          ========

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                     Three Months      Three Months
                                        Ended             Ended
                                    March 31, 1997     March 31,1996

Net sales                          $   26,417        $   20,402
Cost of goods sold                      9,278             7,773
                                     --------          --------
     Gross profit                      17,139            12,629
                                     --------          --------
Operating expenses:
  Marketing                             7,099             5,947
  General and administrative            6,434             6,432
  Research and development              2,050             1,175
                                     --------          --------
     Total operating expenses          15,583            13,554
                                     --------          --------
     Operating income (loss)            1,556              (925)
                                     --------          --------
Other expense:
  Interest income                         261               278
  Interest expense                    (1,237)             (854)
  Foreign currency transaction losses   (878)              (94)
  Miscellaneous income                     14               143
                                     --------          --------
Net other expense                      (1,840)             (527)
                                     --------          --------
     Loss before income tax benefit      (284)           (1,452)

Income tax benefit                         (7)             (185)
                                     --------          --------
     Net loss                      $     (277)        $  (1,267)
                                     ========          ========
Net loss per share of common stock

  Basic                            $   (0.03)         $   (0.17)
                                     ========           ========
  Diluted                          $   (0.03)         $  (0.17)
                                     ========           ========
Weighted average common shares
   outstanding                     8,195,910          7,602,431
                                   =========          =========








 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

           Three Months ended March 31, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents

                                            1997          1996
Cash flows from operating activities:
  Net loss                         $    (277)        $  (1,267)

Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation of property
    and equipment                       327               497
  Amortization of intangible assets      77                36
  Amortization of deferred grant income (29)              (16)
  Amortization of debenture discount     32                --
  Amortization of private offering costs 12                 3
  Deferred income taxes                  58               (30)
  Changes in assets and liabilities:
     Trade accounts receivable       (4,020)           (1,251)
     Notes receivable                  (172)              (60)
     Inventories                       (494)           (1,197)
     Prepaid expenses and other
       current assets                   156               224
     Income tax refund receivable        --               (19)
     Other assets                        10              (130)
     Accounts payable                  1,082           (5,372)
     Accrued salaries, wages and
     payroll taxes                      (363)          (5,716)
     Accrued interest                    175             (123)
     Accrued self-insurance              543              (22)
     Other accrued liabilitie            (55)            (950)
     Royalties payable                (2,416)            (598)
     Income taxes payable               (457)          (1,011)
                                    --------         --------
     Total adjustments                (5,534)         (15,735)
                                    --------         --------
     Net cash used in operating
         activities                   (5,811)         (17,002)
                                    --------         --------
Cash flows from investing activities:
  Purchases of property and equipment   (811)            (521)
                                    --------         --------
  Net cash used in investing activities (811)            (521)
                                    --------         --------



                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

           Three Months ended March 31, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents


                                            1997              1996

Cash flows from financing activities:
  Restricted cash in escrow for
      litigation settlement              $  (158)         $ (15,122)
  Increases in notes payable and
      long-term debt                         345                 --
  Increases in convertible notes payable and
          debentures payable               5,648             34,510
  Principal repayment of notes payable
     and long-term debt                     (229)              (161)
  (Increase) decrease in related party
     receivables                             (26)               383
  Increase (decrease) in related party payables--            (1,696)
  Repurchases and retirements of common stock  --                (3)
                                         --------          --------
     Net cash provided by financing
        activities                          5,580            17,911
                                         --------          --------
     Effect of exchange rate changes on
        cash                                1,402               209
                                         --------          --------
     Net increase in cash and cash
           equivalents                        360               597

Cash and cash equivalents at beginning
   of period                                  923             2,807
                                         --------          --------
Cash and cash equivalents at end
   of period                           $    1,283          $  3,404
                                         --------          --------

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
     Interest                      $    1,067         $      44
                                     ========          ========
     Income taxes                  $       40         $   1,150
                                     ========          ========


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




    The Notes to Financial Statements are an integral part of
                         this statement.
               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997
           (in 000's except share and per share data)


Note 1  -  Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on Form 10-K within the report for the year ended December 31, 1997.

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

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for March 31, 1997 and 1996. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Reclassification

Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1997 presentation.

Note 3 - Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                              March  31, 1997December 31, 1996

     Accounts receivable    $   20,268     $  16,863
     Allowance for doubtful
       accounts                   (665)         (714)
     Allowance for returns
       and credits              (4,697)       (4,697)
                             _________     _________

     Net accounts receivable $  14,906     $  11,452
                             =========     =========
     Notes receivable        $   3,198    $    3,175
     Allowance for doubtful notes (917)       (1,067)
                             _________     _________

     Net notes receivable    $   2,281     $   2,108
                             =========     =========
Note 4  -  Inventories

     Inventories are summarized as follows:

                               March  31, 1997    December 31, 1996

          Raw materials       $  4,037            $    3,554
          Work in process        4,441                 3,911
          Finished goods        13,249                14,584
                              --------              --------
                                21,727                22,049
          Less allowance for
               obsolescence    (1,458)               (1,325)
                              --------             --------
                              $ 20,269            $   20,724
                             =========              ========
Note 5 - Convertible Notes Payable

In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The notes are collateralized by all the assets of the Company. The indenture contains restrictive covenants including, but not limited to, payment of dividends and maintenance of operating profits. The Company received $35,000 in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15,000 was deposited to escrow for litigation settlement purposes based on the Company receiving a mandatory non-opt certification by the Federal Court. Interest on the convertible notes is payable quarterly for the periods ended March 31, June 30, September 30 and December 31.

The notes became convertible into shares of common stock at the option of the note holders on April 22, 1996. The initial conversion  rate  was  one share of common  stock  for  each  $10
principal   amount  of  notes.   Alternatively,  the  notes   may
automatically convert into shares of common stock upon the occurrence of certain events in connection with the certification of the Company's Mandatory Class. In April 1996 the Company completed the Form S-3 registration of 3.5 million shares of its common stock in direct response to the private placement offering requirements. The Company offered 10% bonus shares to note holders for early conversion of the notes in May, 1996. As a result of this inducement, $440 in notes was converted to common stock. An additional $100 in notes was converted to common stock in December, 1996.

Under the Indenture (the "Indenture") and pursuant to certain financial covenants to which the Company issued its 11% Secured Convertible Notes due 1999 (the "Notes"), the Company was
required to generate Operating Profit (as defined in the Indenture) in the quarter ended March 31, 1996 in excess of
$2,000. Following the calculation period set forth in the Indenture, the Company determined that it did not meet such financial covenant; operating profit for such quarter was $91. The default in operating profit was subject to cure by the Company through the issuance of additional securities (junior to the Notes) within 60 days of March 31, 1996. The Company elected not to issue such additional securities but instead negotiated with the holders of the Notes regarding the waiver of the default. In accordance with the terms of the Indenture, the holders waived the default in consideration of the issuance to each holder
Note 5 - Convertible Notes Payable (continued)

of record on the record date for granting such waiver a number of shares of Common Stock of the Company equal to 5% of the shares of Common Stock that would have been issuable to such holder if all of such holder's Notes had been converted on such record date (the "Issuance"), the Issuance to be made on January 10, 1997. Concurrently, with the consent of the Noteholders, the Company amended the Indenture to exclude therefrom the effects of the Issuance. The Company recorded a finance charge and accompanying liability totaling $1,417 in connection with the Issuance of the 172,800 shares. The liability was eliminated when the shares were issued on January 10, 1997.

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

In July 1997 the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15,000 through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subsequently adjusted to $7.50 per share), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

In January 1997, the Company received $5,700 of proceeds upon the issuance of $6,200 principal amount of 4% convertible debentures, due January 30, 2000. Interest is payable quarterly as of March 30, June 29, September 29 and December 30. These debentures were convertible at 85% of the market price of the common stock. . On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month beginning in May, 1997 on the outstanding principal balance due to the Company's failure to provide an effective registration statement to the debenture holders.

Note 6  -  Commitments and Contingencies

INAMED and its McGhan Medical and CUI subsidiaries are defendants in numerous state and federal court lawsuits involving breast implants. The alleged factual basis for typical lawsuits includes allegations that the plaintiffs' silicone gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company has opposed plaintiffs' claims in these lawsuits and other similar actions and continues to deny any wrongdoing or liability of any kind. In addition, the Company believes that a substantial body of
Note 6  -  Commitments and Contingencies (continued)

medical evidence exists which indicates that silicone gel-filled implants are not causally related to any of the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and disease (some critics, however, have assailed the methodologies of these studies). Nevertheless, plaintiffs continue to contest the findings of these studies, and more than 15,000 lawsuits and claims alleging such ailments are pending against the Company and its subsidiaries. The volume of lawsuits has created substantial ongoing litigation and settlement expense, in addition to the inherent risk of adverse jury verdicts in cases not resolved by dismissal or settlement.

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

In late 1995, the Company agreed to participate in a scaled-back Revised Settlement Program ("RSP") providing for settlement, on a non-mandatory basis, of claims by domestic claimants who were implanted before January 1, 1992 with silicone gel-filled implants manufactured by the Company's McGhan Medical subsidiary, and who met specified disease and other criteria. Under the terms of the RSP, 80% of the settlement costs relating to the Company's McGhan Medical implants were to be paid by 3M and Union Carbide Corporation, with the remaining 20% to be paid by the Company. However, because the RSP did not provide a vehicle for settling claims other than by persons who elected to participate, and because of continuing uncertainty about the Company's ability to fund its obligations under the RSP in the absence of a broader settlement also resolving breast implant lawsuits against the Company and its CUI subsidiary which would not be covered by the RSP, the Company continued through 1996 and 1997 to negotiate with the PNC in an effort to reach a broader resolution through a mandatory class. The PNC was advised in
Note 6  -  Commitments and Contingencies (continued)

these negotiations by its consultant, Ernst & Young LLP, which at the PNC's request conducted reviews of
the  Company's finances and operations in 1994 and again in  1996 and 1997.

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

The Settlement is subject to a number of conditions, including:

1. Extinguishment of the Company's Obligations under the RSP. The Settlement is conditioned on the entry by the Court of an order, pursuant to the default provisions of the RSP, extinguishing the Company's obligations under the RSP and restoring RSP participants' previously existing rights in the
Note 6  -  Commitments and Contingencies (continued)

litigation  system against the Company and its subsidiaries.   On
May 19, 1998, the Court issued such an order.

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

6. U.S. Government and Private Carrier Claims. The United States government and private insurance carriers are seeking reimbursement of medical services provided to class members. The Company is presently in discussions with these parties concerning the terms of such settlement. While
Note 6  -  Commitments and Contingencies (continued)

the Settlement is not conditioned on resolution of these claims, the Company anticipates that it, together with Settlement Class Counsel and the Court, if appropriate, will be able to resolve the issues raised by the U.S. government and the private insurance carriers before the mailing date of the class notice.

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

3. Hearing on Final Certification and Approval. At the hearing on final certification and approval, the Court will consider any comments and objections received from class members as well as any further evidence and legal argument submitted by the parties or interveners concerning issues relevant to
Note 6  -  Commitments and Contingencies (continued)

certification and approval, including the Company's status as a "limited fund" and fairness, reasonableness and adequacy of the Settlement. Assuming a favorable outcome, the Court will thereafter issue a final order and judgment certifying the class as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), approving the settlement, enjoining class members from litigation of settled claims, and barring contribution and indemnity claims to the extent permitted under state law.

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

The Company plans to obtain the cash needed to fund the proposed settlement from a combination of new senior secured debt and the proceeds to be received upon the exercise of $13,900 of warrants to purchase common stock (which were issued to the senior Noteholders in July 1997 in anticipation of this event). The Company has discussed its financing plans with Appaloosa Management, L.P. and its affiliates, who are jointly the largest holders of the 11% senior secured convertible notes. Those entities have indicated their willingness to provide the new financing, subject to negotiation of satisfactory terms, covenants and legal documentation, including amendments to the existing indenture and a new maturity
Note 6  -  Commitments and Contingencies (continued)

date for the existing senior debt. Such new financing may entail the issuance of warrants or convertible securities which could be dilutive to existing holders of the Company's common stock.

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

      Gross profit was $17.1 million or 65% of net sales for the first three months of 1997 compared to $12.6 million and 62% of net sales for the corresponding period in 1996. Management notes that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

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

      General and administrative expenses were $6.4 million for the quarter ended March 31, 1997 and $6.4 million for the quarter ended March 31, 1996. General and administrative expenses as a percentage of net sales were 24% in the first three months of 1997 compared to 32% in the first three months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

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

      Interest expense at $1.2 million for the first three months of 1997 increased in comparison with interest expense for the same period of 1996 of $.9 million. The increase was primarily due to a penalty charge of $192,000 due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997, as well as the carrying costs of these 4% debentures.

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

      The cash balance has increased since December 31, 1996, and the current ratio was 1.4 to 1 at March 31, 1997, compared to 1.1 to 1 at December 31, 1996. The majority of the Company's cash flows in the first three months of 1996 were generated by the issuance  of  convertible notes as discussed in  Note  5  to  the financial statements, and by increased product sales. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

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

     During 1997 the Company has had discussions with Noteholders in majority of the 11% Secured Convertible Notes due 1999 to restructure the terms of the notes. In July 1997, the Company reached a comprehensive settlement agreement with the Noteholders in majority. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subsequently adjusted to $7.50 per share), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

     In June 1996 the Company entered into a Regulation S transaction ("Offshore Stock Subscription Agreement") with certain non-US investors outside the United States. This agreement was in connection with an offer and sale by the Company of 344,333 shares of common stock at $8.7125 per share. The Company received $3 million in proceeds from this transaction.

      In  January  1997,  the Company received  $5.7  million  in proceeds from $6.2 million in financing via a 4% convertible debenture purchase agreement, issued at an 8% discount, due January 16, 2000. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The proceeds received were to be used for working capital purposes. On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month beginning in May, 1997 on the outstanding principal balance due to the Company's failure to provide an effective registration statement to the debenture holders.

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

ITEMS 2. THROUGH 5.

          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (1)  Form 8-K, dated March 19, 1997
          (2)  Form 8-K, dated June 10, 1997
          (3)  Form 8-K, dated July 9, 1997



                       INAMED CORPORATION

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INAMED CORPORATION



July 29, 1998                 By: /s/ Richard G. Babbitt
                                      Richard G. Babbitt,
                                      Chairman of the Board,
                                      Chief Executive Officer and
                                      President