Form 10-Q/A
period 1997-06-30
INAMED CORP
filed 1998-07-31
CIK 109831

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

                This document contains 24 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                          Form 10-Q/A-1

                   Quarter Ended June 30, 1997





                        TABLE OF CONTENTS

                                                             Page
PART I    -     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                           3

          Unaudited Consolidated Income Statements              5

          Unaudited Consolidated Statements
          of Cash Flows                                         7

          Notes to the Unaudited Consolidated
          Financial Statements                                  9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  19


PART II   -     OTHER INFORMATION                              23

PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                      Unaudited      Audited
                                   June 30, 1997   December 31, 1996
     Assets

Current assets:
  Cash and cash equivalents        $    1,254        $      923
  Trade accounts receivable, net of
   allowance for doubtful accounts
   and returns and allowances
     of $5,432 and $5,411              16,000            11,452
  Related party notes receivable          211               236
  Inventories                          20,963            20,724
  Prepaid expenses and other
   current assets                       1,188             1,563
  Income tax refund receivable            201               151
                                     --------          --------
       Total current assets            39,817            35,049
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              11,387            10,555
  Furniture and fixtures                4,235             4,495
  Leasehold improvements                9,674             9,148
                                     --------          --------
                                       25,296            24,198
  Less accumulated depreciation
     and amortization                 (13,067)          (11,938)
                                     --------          --------
     Net property and equipment        12,229            12,260
                                     --------          --------
Notes receivable, net of allowance
    of $767 and $1,067                  2,459             2,108

Intangible assets, net                  1,255             1,410

Restricted cash, settlement fund       15,125            14,796

Other assets, at cost                     353               289
                                     --------          --------
Total assets                         $ 71,238          $ 65,912
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
           (in 000's except share and per share data)
                                       Unaudited     Audited
                                   June 30, 1997  December 31, 1996

  Liabilities and Stockholders' Deficiency  Equity

Current liabilities:
  Current installments of
     long-term debt              $        151           $   321
  Notes payable to bank                   766               914
  Accounts payable                     10,292            12,373
  Accrued liabilities:
     Salaries, wages, and payroll
          taxes                         2,471             4,895
     Interest                           2,409             3,110
     Self-insurance                     2,487             1,373
     Other                              1,973             1,672
  Royalties payable                     3,493             4,039
  Income taxes payable                  1,400             1,841
                                     --------          --------
       Total current liabilities       25,442            30,538
                                     --------          --------
Convertible and other long-term debt,
    excluding current installments     39,465            34,607

Related Party Notes Payable             3,601                --

Deferred grant income                   1,107             1,269

Deferred income taxes                     424               254

Accrued litigation settlement           9,152             9,152

Commitments and contingencies

Stockholders' deficiency equity:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 8,444,358
     and 8,036,550                         84                80
  Additional paid-in capital           15,929            13,585
  Cumulative translation adjustment        48               432
  Accumulated deficit                 (24,014)          (24,005)
                                     --------          --------
      Stockholders' deficiency         (7,953)           (9,908)
                                     --------          --------

Total liabilities and stockholders'
       deficiency                   $  71,238          $ 65,912
                                     ========          ========

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
            (in 000's except share and per share data

                                    Six Months       Six Months
                                      Ended            Ended
                                  June 30, 1997     June 30,1996

Net sales                          $   56,104        $   48,262
Cost of goods sold                     18,461            15,704
                                     --------          --------
     Gross profit                      37,643            32,558
                                     --------          --------
Operating expenses:
  Marketing                            14,918            12,824
  General and administrative           14,286            14,600
  Research and development              4,384             2,103
                                     --------          --------
     Total operating expenses          33,588            29,527
                                     --------          --------
     Operating income                   4,055             3,031
                                     --------          --------
Other income (expense):
  Interest income                         536               575
  Interest expense                     (2,913)           (3,726)
  Royalty Income                           --                95
  Foreign currency transaction
      gains (losses)                   (1,353)             (180)
  Miscellaneous income                     44               152
                                     --------           --------
     Net other income (expense)        (3,686)           (3,084)
                                     --------           --------
     Income (loss) before income
      tax expense                         369               (53)

Income tax expense                        377                71
                                     --------           --------
     Net income                    $      (8)        $     (124)
                                     ========           ========

Net Income/(loss) per share of common stock

  Basic                            $     0.00       $    (0.02)
                                     ========           ========
  Diluted                          $     0.00       $    (0.02)
                                     ========           ========
Weighted average common shares
 outstanding                        8,204,004         7,618,140





   The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                    Three Months     Three Months
                                       Ended            Ended
                                   June 30, 1997     June 30, 1996

Net sales                          $   29,687        $   27,860
Cost of goods sold                      9,183             7,931
                                     --------          --------
     Gross profit                      20,504            19,928
                                     --------          --------
Operating expenses:
  Marketing                             7,819             6,877
  General and administrative            7,852             8,168
  Research and development              2,334               928
                                     --------          --------
     Total operating expenses          18,005            15,973
                                     --------          --------
     Operating income                   2,499             3,956
                                     --------          --------
Other income (expense):
  Interest income (expense)               275               297
  Interest expense                     (1,676)           (2,872)
  Royalty income                           --                95
  Foreign currency transaction  losses   (475)              (86)
  Miscellaneous income                     30                 9
                                     --------          --------
     Net other expense                 (1,846)           (2,557)
                                     --------          --------
     Income before income taxes           653             1,399

Income taxes                              384               256
                                     --------          --------
     Net income                    $      269        $    1,143
                                     ========          ========
Net income per share of common stock

  Basic                            $    0.03       $    0.15
                                     ========          ========
  Diluted                          $    0.03       $    0.15
                                     ========          ========
Weighted average common shares
 outstanding                       8,212,009          7,633,848



  The Notes to Financial Statements are an integral part of this statement
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

             Six Months ended June 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents

                                         1997              1996
Cash flows from operating activities:
  Net income (loss)                $      (8)        $    (124)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation of property and
      equipment                          828             1,114
  Amortization of intangible assets      154               148
  Amortization of deferred grant income  (53)               --
  Amortization of debenture discount     135                --
  Amortization of private offering costs  24                16
  Deferred income taxes                  180               506
  Changes in assets and liabilities:
     Trade accounts receivable        (5,288)           (4,350)
     Notes receivable                   (351)              135
     Inventories                      (1,613)             (796)
     Prepaid expenses and other
       current assets                    293              (638)
     Income tax refund receivable        (86)              (93)
     Other assets                        (66)             (136)
     Accounts payable                 (1,897)           (5,993)
     Accrued salaries, wages and
        payroll taxes                 (2,323)           (6,633)
     Accrued interest                    777               112
     Accrued self-insurnce             1,114               (36)
     Other accrued liabilities           422               320
     Royalties payable                  (545)             (570)
     Income taxes payable               (343)           (1,099)
                                    --------          --------
     Total adjustments                (8,638)          (17,993)
                                    --------          --------
     Net cash used in
      operating activities            (8,646)          (18,117)
                                    --------          --------
Cash flows from investing activities:
  Purchases of property and equipment (1,891)           (1,168)
                                    --------          --------
  Net cash used in investing
      activities                      (1,891)           (1,168)
                                    --------          --------




                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

             Six Months ended June 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents


                                            1997              1996

Cash flows from financing activities:
  Restricted cash in escrow for litigation
           settlement                   $   (329)         $ (14,500)
  Increases in notes payable and
         long-term debt                       --                 50
  Increases in convertible notes payable and
      debentures payable                   5,648             34,510
  Principal repayment of notes payable
     and long-term debt                     (255)              (826)
  (Increase) decrease in related party
     receivables                              25                385
  Increase (decrease) in related
     party payables                        3,601             (1,759)
  Grant income                                --                 24
  Repurchases and retirements of common stock --                 (3)
  Proceeds from the exercise of stock options  1                  1
  Issuance of common stock                    --              3,000
                                        --------           --------
     Net cash provided by (used in)
          financing activities             8,691             20,882
                                        --------           --------
     Effect of exchange rate
         changes on cash                   2,177                307

     Net increase in cash
         and cash equivalents                331              1,904

Cash and cash equivalents at
   beginning of period                       923              2,807
                                        --------           --------
Cash and cash equivalents at
   end of period                        $  1,254          $   4,711
                                        --------           --------

Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
     Interest                           $  2,116          $  1,134
                                        ========          ========
     Income taxes                       $    366          $  1,658
                                        ========          ========


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


    The Notes to Financial Statements are an integral part of
                         this statement.
               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997
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

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for June 30, 1997 and 1996. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Reclassification

Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1997 presentation.

Note 3 - Accounts and Notes Receivable

Accounts and notes receivable consist of the following:
                              June 30, 1997December 31, 1996

     Accounts receivable    $   21,432     $  16,863
     Allowance for doubtful
       accounts                   (735)         (714)
     Allowance for returns
       and credits              (4,697)       (4,697)
                             _________     _________

     Net accounts receivable $  16,000     $  11,452
                             =========     =========

     Notes receivable        $   3,226    $    3,175
     Allowance for doubtful notes(767)       (1,067)
                             _________     _________

     Net notes receivable    $   2,459     $   2,108
                             =========     =========
Note 4  -  Inventories

Inventories are summarized as follows:
                               June  30, 1997        December 31, 1996

          Raw materials       $  4,080            $    3,554
          Work in process        4,346                 3,911
          Finished goods        14,024                14,584
                              --------              --------
                                22,450                22,049
          Less allowance for
               obsolescence     (1,487)               (1,325)
                              --------              --------
                              $ 20,963            $   20,724
                              ========              ========
Note 5 - Convertible Notes Payable

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

Under the Indenture (the "Indenture") and pursuant to certain financial covenants to which the Company issued its 11% Secured Convertible Notes due 1999 (the "Notes"), the Company was
required to generate Operating Profit (as defined in the Indenture) in the quarter ended March 31, 1996 in excess of $2.0 million. Following the calculation period set forth in the Indenture, the Company determined that it did not meet such financial covenant; operating profit for such quarter was $91. The default in operating profit was subject to cure by the Company through the issuance of additional securities (junior to the Notes) within 60 days of March 31, 1996. The Company elected not to issue such additional securities but instead negotiated with the holders of the Notes regarding the waiver of the default. In accordance with the terms of the Indenture, the holders waived the default in consideration of the issuance to each holder of record on the record date for granting such waiver a number of shares of Common Stock of the
Note 5 - Convertible Notes Payable (continued)

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

In July 1997, the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15,000 through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subsequently reduced to $7.50 per share), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

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

INAMED and its McGhan Medical and CUI subsidiaries are defendants in numerous state and federal court lawsuits involving breast implants. The alleged factual basis for typical lawsuits includes allegations that the plaintiffs' silicone gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company has opposed plaintiffs' claims in these lawsuits and other similar actions and continues to deny any wrongdoing or liability of any kind. In addition, the Company believes that a substantial body of medical evidence exists which indicates that silicone gel-filled implants are not causally related to any of
Note 6  -  Commitments and Contingencies (continued)

the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and disease (some critics, however, have assailed the methodologies of these studies). Nevertheless, plaintiffs continue to contest the findings of these studies, and more than 15,000 lawsuits and claims alleging such ailments are pending against the Company and its subsidiaries. The volume of lawsuits has created substantial ongoing litigation and settlement expense, in addition to the inherent risk of adverse jury verdicts in cases not resolved by dismissal or settlement.

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

In late 1995, the Company agreed to participate in a scaled-back Revised Settlement Program ("RSP") providing for settlement, on a non-mandatory basis, of claims by domestic claimants who were implanted before January 1, 1992 with silicone gel-filled implants manufactured by the Company's McGhan Medical subsidiary, and who met specified disease and other criteria. Under the terms of the RSP, 80% of the settlement costs relating to the Company's McGhan Medical implants were to be paid by 3M and Union Carbide Corporation, with the remaining 20% to be paid by the Company. However, because the RSP did not provide a vehicle for settling claims other than by persons who elected to participate, and because of continuing uncertainty about the Company's ability to fund its obligations under the RSP in the absence of a broader settlement also resolving breast implant lawsuits against the Company and its CUI subsidiary which would not be covered by the RSP, the Company continued through 1996 and 1997 to negotiate with the PNC in an effort to reach a broader resolution through a mandatory class. The PNC was advised in these negotiations by its consultant, Ernst & Young LLP, which at the PNC's request conducted reviews of
Note 6  -  Commitments and Contingencies (continued)

the  Company's finances and operations in 1994 and again in  1996 and 1997.

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

     Marketing expenses were $14.9 million and $12.8 million year to date for the periods ended June 30 1997 and 1996 respectively. Marketing expense as a percentage of net sales was 27% in the first six months of 1997, compared to 27% for the first six months of 1996. The increase in marketing expenses represents the Company continued commitment to expansion into new markets worldwide with amore diversified line of advanced medical products.

      General and administrative expenses were $14.2 million and $14.6 million year to date for the periods ended June 30, 1997 and 1996 respectively. General and administrative expenses as a percentage of net sales were 25% in the first six months of 1997 compared to 30% in the first six months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

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

     Interest expense of $2.9 million decreased for the first six months of 1997 in comparison with interest expense for the same period of 1996 of $3.7 million. The significant decrease was the result of the finance charge of $1.4 million recorded in the second quarter of 1996 for the issuance of the shares in connection with the waiver of a covenant default in 1996 for the Company's 11% Secured Convertible Notes due 1999. Interest
expense for the six months ended June 30, 1997 included approximately $736,000 for penalty charges due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997.


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

      The cash balance has increased slightly since December 31, 1996, and the current ratio was 1.6 to 1 at June 30, 1997, compared to 1.1 to 1 at December 31, 1996. The majority of the Company's cash flows in the first six months of 1996 were generated by the issuance of convertible notes as discussed in
Note 5 to the financial statements, and by increased product sales. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

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

     During 1997 the Company has had discussions with Noteholders in majority of the 11% Secured Convertible Notes due 1999 to restructure the terms of the notes. In July 1997, the Company reached a comprehensive settlement agreement with the Noteholders in majority. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at $5.50 per share instead of 85% of the market. The restructuring also reduces the Company's debt by approximately $15 million through the redemption of Notes with the proceeds of the escrow fund. Those monies would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subsequently reduced to $7.50 per share), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period.

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