Form 10-Q/A
period 1997-09-30
INAMED CORP
filed 1998-08-04
CIK 109831

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

                This document contains 25 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                          Form 10-QA/1

                Quarter Ended September 30, 1997





                        TABLE OF CONTENTS

                                                             Page
PART I    -     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets                 3

          Unaudited Consolidated Income Statements              5

          Unaudited Consolidated Statements
          of Cash Flows                                         7

          Notes to the Unaudited Consolidated
          Financial Statements                                  9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  19


PART II   -     OTHER INFORMATION                              24

PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                           (in 000's)
                                         Unaudited     Audited
                                   September 30, 1997  December 31, 1996
Assets

Current assets:
  Cash and cash equivalents        $    2,658        $      923
  Trade accounts receivable, net of
     allowance for doubtful accounts
     and returns allowances of
     $5,335 and $5,411                 15,627            11,452
  Related party notes receivable           16               236
  Inventories                          23,791            20,724
  Prepaid expenses and other
    current assets                      1,478             1,563
  Income tax refund receivable            367               151
                                     --------          --------
       Total current assets            43,937            35,049
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              12,129            10,555
  Furniture and fixtures                4,408             4,495
  Leasehold improvements               10,335             9,148
                                     --------          --------
                                       26,872            24,198
  Less accumulated depreciation
     and amortization                 (13,727)          (11,938)
                                     --------          --------
     Net property and equipment        13,145            12,260
                                     --------          --------
Notes receivable, net of allowance
   of $$617 and $1,067                  2,625             2,108

Intangible assets, net                  1,187             1,410

Restricted cash, settlement fund           --            14,796

Other assets, at cost                     342               289
                                     --------          --------
Total assets                         $ 61,236          $ 65,912
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
           (in 000's except share and per share data)
                                         Unaudited      Audited
                                    September 30, 1997 December 31, 1996

Liabilities and Stockholders' Deficiency

Current liabilities:
  Current installments of long-term debt $ 99           $   321
  Notes payable to bank                   792               914
  Accounts payable                     10,713            12,373
  Accrued liabilities:
     Salaries, wages, and payroll
         taxes                          2,778             4,895
     Interest                           2,482             3,110
     Self-insurance                     2,995             1,373
     Other                              1,542             1,672
  Royalties payable                     5,533             4,039
  Income taxes payable                  1,341             1,841
                                     --------          --------
       Total current liabilities       28,275            30,538
                                     --------          --------
Convertible and other long-term debt,
    excluding current installments     24,260            34,607

Subordinated notes payable,
      related party                     6,258                --

Deferred grant income                   1,041             1,269

Deferred income taxes                     765               254

Accrued litigation settlement           9,152             9,152

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 8,552,905
     and 8,036,550                         86                80
  Additional paid-in capital           16,456            13,585
  Cumulative translation adjustment      (136)              432
  Accumulated deficit                 (24,921)          (24,005)
                                     --------          --------
      Stockholders' deficiency         (8,515)           (9,908)
                                     --------          --------

Total liabilities and stockholders'
      deficiency                    $  61,236          $ 65,912
                                     ========          ========

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)
                                    Nine Months        Nine Months
                                       Ended             Ended
                                 September 30, 1997  September 30, 1996

Net sales                          $   80,309        $   71,521
Cost of goods sold                     26,446            24,309
                                     --------          --------
     Gross profit                      53,863            47,212
                                     --------          --------
Operating expenses:
  Marketing                            21,216            18,851
  General and administrative           21,983            21,761
  Research and development              6,694             3,560
                                     --------          --------
     Total operating expenses          49,893            44,172
                                     --------          --------
     Operating income                   3,970             3,040
                                     --------          --------
Other income (expense):
  Interest income                         678               756
  Interest expense                     (4,258)           (4,785)
  Royalty Income                          211                95
  Foreign currency transaction losses  (1,272)             (222)
  Miscellaneous income (expense)         (259)              157
                                     --------          --------
     Net other expense                 (4,900)           (3,999)
                                     --------          --------
     Loss before income tax expense     (930)             (959)

Income tax expense (benefit)             (14)               153
                                    --------           --------
     Net income (loss)             $    (916)        $  (1,112)
                                    ========           ========

Net loss per share of common stock

  Basic                            $  (0.11)         $   (0.14)
                                   ========           ========
  Diluted                          $  (0.11)         $  (0.14)
                                   ========           ========

Weighted average common shares
      outstanding                  8,296,157         7,743,767
                                   =========         =========





The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                    Three Months        Three Months
                                      Ended                Ended
                                September 30, 1997   September 30, 1996

Net sales                          $   24,205        $   23,260
Cost of goods sold                      7,985             8,605
                                     --------          --------
     Gross profit                      16,220            14,655
                                     --------          --------
Operating expenses:
  Marketing                             6,298             6,027
  General and administrative            7,697             7,161
  Research and development              2,310             1,457
                                     --------          --------
     Total operating expenses          16,305            14,645
                                     --------          --------
     Operating income (loss)              (85)               10
                                     --------          --------
Other income (expense):
  Interest income                         142               181
  Interest expense                     (1,345)           (1,059)
  Royalty income                          211                --
  Foreign currency transaction
     gains (losses)                        81               (42)
  Miscellaneous income (expense)         (303)                4
                                     --------          --------
     Net expense                       (1,214)             (916)
                                     --------          --------
     Loss before income taxes          (1,299)             (906)

Income tax expense (benefit)             (391)               82
                                     --------          --------
     Net loss                      $     (908)        $    (988)
                                     ========          ========
Net loss per share of common stock

  Basic                            $   (0.11)         $   (0.12)
                                     =======           ========
  Diluted                          $   (0.11)         $   (0.12)
                                    ========           ========
Weighted average common shares
  outstanding                       8,477,455          7,998,507
                                   ==========          =========







  The Notes to Financial Statements are an integral part of this statement
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

          Nine Months ended September 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents

                                            1997              1996
Cash flows from operating activities:
  Net loss                             $    (916)        $  (1,112)
                                        --------          --------
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation of property and equipment   1,416             1,811
  Amortization of intangible assets          224               231
  Amortization of deferred grant income      (76)              (71)
  Amortization of debenture discount         206                --
  Amortization of private offering costs      37                28
  Deferred income taxes                      527               (24)
  Changes in assets and liabilities:
     Trade accounts receivable            (4,989)           (3,832)
     Notes receivable                       (517)              174
     Inventories                          (4,631)           (2,728)
     Prepaid expenses and other
       current assets                        (10)              117
     Income tax refund receivable           (228)             (145)
     Other assets                            (95)             (176)
     Accounts payable                     (1,397)           (6,143)
     Accrued salaries, wages and
         payroll taxes                    (2,000)           (5,396)
     Accrued interest                        884                62
     Accrued self-insurance                1,622               (36)
     Other accrued liabilities                 1               497
     Royalties payable                     1,495              (946)
     Income taxes payable                   (396)           (1,726)
                                        --------          --------
     Total adjustments                    (7,927)          (18,297)
                                        --------          --------
     Net cash used in operating
        activities                        (8,843)          (19,415)
                                        --------          --------
Cash flows from investing activities:
  Purchases of property and equipment     (3,688)           (2,266)
                                        --------          --------
  Net cash used in investing activities   (3,688)           (2,266)
                                        --------          --------


                           (continued)

 The Notes to Financial Statements are an integral part of this statement.
               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

          Nine Months ended September 30, 1997 and 1996

        Increase (Decrease) in Cash and Cash Equivalents


                                            1997              1996

Cash flows from financing activities:
  Restricted cash in escrow for litigation
          settlement                       $  14,796       $ (14,636)
  Increases in notes payable and long-term debt   --             326
  Increases in convertible notes payable and
      debentures payable                       5,648            34,510
  Principal repayment of notes payable
     and long-term debt                      (15,048)              (46)
  Decrease in related party receivables          219               372
  Increase (decrease) in related
     party payables                            6,258            (1,759)
  Grant income                                    --                85
  Repurchases and retirements of common stock     (7)               (3)
  Proceeds from exercise of stock options          1                16
  Issuance of common stock                        --             3,000
                                            --------          --------
     Net cash provided by financing
       activities                             11,867            21,865
                                            --------          --------
     Effect of exchange rate changes on cash   2,399               355
                                            --------          --------
     Net increase in cash
          and cash equivalents                 1,735               539

Cash and cash equivalents at beginning
     of period                                   923             2,807
                                            --------          --------
Cash and cash equivalents at end of period $   2,658          $  3,346
                                            ========           =======

Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest                      $    3,198         $   1,389
     Income taxes                  $      371         $   1,531



Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


    The Notes to Financial Statements are an integral part of
                         this statement.
               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997
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

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for September 30, 1997 and 1996. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Reclassification

     Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1997 presentation.

Note 3 - Accounts and Notes Receivable

Accounts and notes receivable consist of the following:
                              September 30, 1997December 31, 1996

     Accounts receivable    $   20,962     $  16,863
     Allowance for doubtful
         accounts                 (638)         (714)
     Allowance for returns
        and credits             (4,697)       (4,697)
                             _________     _________

     Net accounts receivable $  15,627     $  11,452
                             =========     =========

     Notes receivable        $   3,242    $    3,175
     Allowance for doubtful notes(617)       (1,067)
                             _________     _________

     Net notes receivable    $   2,625     $   2,108
                             =========     =========
Note 4  -  Inventories
Inventories are summarized as follows:
                       September 30, 1997        December 31, 1996

          Raw materials       $  4,030            $    3,554
          Work in process        3,820                 3,911
          Finished goods        17,329                14,584
                              --------              --------
                                25,179                22,049
          Less allowance for
               obsolescence     (1,388)               (1,325)
                              --------              --------
                              $ 23,791            $   20,724
                              ========              ========
Note 5 - Convertible Notes Payable

In January 1996, the Company completed a private placement offering by issuing three-year secured convertible, non-callable notes due March 31, 1999 bearing an interest rate of 11%. The notes are collateralized by all the assets of the Company. The indenture contains restrictive covenants including, but not limited to, payment of dividends and maintenance of operating profits. The Company received $35,000 in proceeds from the offering to be used for the anticipated litigation settlement, for capital investments and improvements to expand production capacity, and for working capital purposes. Of the proceeds received from the offering, $15,000 was deposited to escrow for litigation settlement purposes based on the Company receiving a mandatory non-opt certification by the Federal Court. Interest on the convertible notes is payable quarterly, for the periods ended March 31, June 30, September 30 and December 31.

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

Under the Indenture (the "Indenture") and pursuant to certain financial covenants to which the Company issued its 11% Secured Convertible Notes due 1999 (the "Notes"), the Company was
required to generate Operating Profit (as defined in the Indenture) in the quarter ended March 31, 1996 in excess of $2.0 million. Following the calculation period set forth in the Indenture, the Company determined that it did not meet such financial covenant; operating profit for such quarter was $91. The default in operating profit was subject to cure by the Company through the issuance of additional securities (junior to the Notes) within 60 days of March 31, 1996. The Company elected not to issue such additional securities but instead negotiated with the holders of the Notes regarding the waiver of the default. In accordance with the terms of the Indenture, the holders waived the default in consideration of the issuance to each holder of record on the record date for granting such waiver a number of shares of Common Stock of the
Company equal to 5% of the shares of Common Stock that would have been issuable to such holder if all of such holder's Notes had been converted on such record date (the "Issuance"), the Issuance to be made
Note 5 - Convertible Notes Payable (continued)

on January 10, 1997. Concurrently, with the consent of the Noteholders, the Company amended the Indenture to exclude therefrom the effects of the Issuance. The Company recorded a finance charge and accompanying liability totaling $1,417 in connection with the Issuance of the 172,800 shares. The liability was eliminated when the shares were issued on January 10, 1997.

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

In July 1997, the Company reached a comprehensive settlement agreement with Appaloosa. As a result, the Company has agreed to amend certain provisions of the Notes. The purpose of the restructuring was to cure and waive all past defaults and provide certainty as to the conversion price of the Notes, which the Company has agreed to fix at 103% of the note balance at $5.50 per share instead of 85% of the market. The restructuring also resulted in the Company returning approximately $15,000 to the Noteholders and reducing the total note balance to approximately $19.7 million which if converted would result in 3,687,668 shares issued. The $15,000 would be replaced when needed to fund the settlement of the breast implant litigation with the capital raised through the mandatory redemption of warrants issued to the Noteholders with an exercise price of $8.00 per share (subsequently reduced to $7.50 per share), at the Company's option, if the Common Stock maintains a value of at least $10.00 per share for a specified measurement period. The exercise price has decreased to $7.50 due to the Company's inability to cause the registration statement for the warrants and warrant shares to be declared effective by October 31, 1997. The total shares to be issued if these warrants were executed would be 1,846,071.

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

      Gross profit was $53.9 million, or 67% of net sales for the first nine months of 1997 compared to $47.2 million, or 66% for the corresponding period in 1996. Management anticipates that the Company may experience future quarters with higher costs of production as modifications are made to accommodate changing FDA views and related regulations.

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

      General and administrative expenses were $22 million and $21.8 million year to date for the periods ended September 30, 1997 and 1996 respectively. General and administrative expenses as a percentage of net sales were 27% in the first nine months of 1997 compared to 30% in the first nine months of 1996. Management expects future general and administrative expenses to grow proportionally with sales, and to be reactive to litigation expense.

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

      Interest expense of $4.2 million decreased for the first nine months of 1997 in comparison with interest expense for the same period of 1996 of $4.8 million. The decrease was the result of the finance charge recorded in the second quarter of 1996 for the issuance of the shares in connection with the waiver of a covenant default in 1996 for the Company's 11% Secured Convertible Notes due 1999. In addition, the redemption of the $15 million convertible notes has lowered the Company's interest expense. Interest expense for the nine months ended September 30, 1997 included approximately $1.2 million for penalty charges due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997.

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

     The cash balance has increased since December 31, 1996. The current ratio was 1.6 to 1 at September 30, 1997, compared to 1.1 to 1 at December 31, 1996. The majority of the Company's cash flows in the first nine months of 1997 were generated by the issuance of the $6.2 million debenture, the $6.4 million related party revolving promissory note, as well as by increased product sales. In 1996, cash flows were primarily from the convertible notes as discussed in Note 5 to the financial statements. Growth, regulatory activities and legal expenses continue to use a significant amount of available cash resources.

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