Form 10-Q
period 1998-06-30
INAMED CORP
filed 1998-08-14
CIK 109831

United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

   FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998
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





     On August 14, 1998 there were 10,990,290 Shares of the
             Registrant's Common Stock Outstanding.

                This document contains 25 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                            Form 10-Q

                   Quarter Ended June 30, 1998



                        TABLE OF CONTENTS

                                                       Page
PART I    -     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                    3

          Unaudited Consolidated Income Statements       5

          Unaudited Consolidated Statements
          of Cash Flows                                  7

          Notes to the Consolidated
          Financial Statements                           9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations           18


PART II   -     OTHER INFORMATION                       24

PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                         Unaudited     Audited
                                        June 30, 1998  December 31, 1997
     Assets

Current assets:
  Cash and cash equivalents        $    3,184        $    1,946
  Trade accounts receivable, net of
     allowance for doubtful accounts
     and returns and allowances of
     $5,192 and $5,221                 22,089            13,979
  Related party notes receivable           --               129
  Inventories                          20,200            23,117
  Prepaid expenses
    and other current assets            1,842             1,413
  Income tax refund receivable            511               472
                                     --------          --------
       Total current assets            47,826            41,056
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              12,826            12,585
  Furniture and fixtures                5,152             4,541
  Leasehold improvements               11,101            10,996
                                     --------          --------
                                       29,079            28,122
  Less accumulated depreciation
     and amortization                 (16,170)          (14,639)
                                     --------          --------
     Net property and equipment        12,909            13,483
                                     --------          --------
Notes receivable, net of
   allowance of $467                    2,928             2,799

Intangible assets, net                  1,018             1,164

Other assets, at cost                   1,532               340
                                     --------          --------
Total assets                         $ 66,213          $ 58,842
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                      Unaudited       Audited
                                    June 30, 1998  December 31,1997

  Liabilities and Stockholders' Deficiency

Current liabilities:
  Current installments of
    long-term debt                   $     18          $     30
  Notes payable to bank                 1,233               659
  Accounts payable                     11,000            14,759
  Accrued liabilities:
     Salaries, wages, and
       payroll taxes                    3,654             2,683
     Interest                           2,955             3,146
     Self-insurance                     3,847             3,602
     Other                              5,559             2,667
  Royalties payable                     5,497             4,156
  Income taxes payable                  2,550             2,894
                                     --------          --------
       Total current liabilities       36,313            34,596
                                     --------          --------
Convertible and other long-term debt,
  excluding current installments       19,628            23,574

Subordinated notes payable,
  related party                         9,851             8,813

Deferred grant income                   1,214               993

Deferred income taxes                     203               220

Accrued litigation settlement          37,300            37,335

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares;
     issued and outstanding 10,120,290
     and 8,885,076                        101                89
  Additional paid-in capital           24,241            19,027
  Cumulative translation adjustment       456              (223)
  Accumulated deficit                 (63,094)          (65,582)
                                     --------          --------
      Stockholders' deficiency        (38,296)          (46,689)
                                     --------          --------

Total liabilities and stockholders'
     deficiency                      $ 66,213          $ 58,842
                                     ========          ========

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                        Six Months      Six Months
                                          Ended           Ended
                                      June 30, 1998    June 30, 1997

Net sales                          $   66,980        $   56,104
Cost of goods sold                     23,294            18,461
                                     --------          --------
     Gross profit                      43,686            37,643
                                     --------          --------
Operating expenses:
  Marketing                            18,296            14,918
  General and administrative           15,653            14,286
  Research and development              4,110             4,384
                                     --------          --------
     Total operating expenses          38,059            33,588
                                     --------          --------
     Operating income                   5,627             4,055
                                     --------          --------
Other income (expense):
  Interest income                         230               536
  Interest expense                     (2,084)           (2,913)
  Foreign currency transaction losses  (1,068)           (1,353)
  Miscellaneous income/(expense)         (113)               44
                                     --------          --------
     Net other expense                 (3,035)           (3,686)
                                     --------          --------
     Income before income tax expense   2,592               369

Income tax expense                        104               377
                                     --------          --------
     Net income (loss)               $  2,488          $     (8)
                                     ========          ========

Net Income per share of common stock

  Basic                              $   0.26          $   0.00
                                     ========          ========
  Diluted                            $   0.26          $   0.00
                                     ========          ========
Weighted average common
  shares outstanding                9,726,013         8,204,004
                                    =========         =========






  The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                    Three Months     Three Months
                                      Ended            Ended
                                   June 30, 1998    June 30, 1997

Net sales                            $ 36,928          $ 29,687
Cost of goods sold                     11,002             9,183
                                     --------          --------
     Gross profit                      25,926            20,504
                                     --------          --------
Operating expenses:
  Marketing                             9,945             7,819
  General and administrative            9,055             7,852
  Research and development              2,070             2,334
                                     --------          --------
     Total operating expenses          21,070            18,005
                                     --------          --------
     Operating income                   4,856             2,499
                                     --------          --------
Other income (expense):
  Interest income                         121               275
  Interest expense                       (974)           (1,676)
  Foreign currency transaction  losses    (41)             (475)
  Miscellaneous income                   (186)               30
                                     --------          --------
     Net other expense                 (1,080)           (1,846)
                                     --------          --------
     Income before income taxes         3,776               653

Income taxes                                3               384
                                     --------          --------
     Net income                      $  3,773          $    269
                                     ========          ========
Net income per share of common stock

  Basic                              $   0.38          $   0.03
                                     ========          ========
  Diluted                            $   0.38          $   0.03
                                     ========          ========
Weighted average common
  shares outstanding                9,987,705         8,212,009
                                    =========         =========


  The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

             Six Months ended June 30, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents

                                        1998              1997
Cash flows from operating activities:
  Net income (loss)                  $  2,488          $     (8)
                                     --------          --------
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Depreciation of property
    and equipment                       1,475               828
  Amortization of intangible assets       139               154
  Amortization of deferred grant income   (47)              (53)
  Amortization of debenture discount      223               135
  Amortization of private offering costs   24                24
  Deferred income taxes                   205               180
  Non-cash compensation to directors
   & officers                             230                --
  Changes in assets and liabilities:
     Trade accounts receivable         (8,243)           (5,288)
     Notes receivable                    (126)             (351)
     Inventories                        2,603            (1,613)
     Prepaid expenses and other
       current assets                    (485)              293
     Income tax refund receivable         (57)              (86)
     Other assets                      (1,224)              (66)
     Accounts payable                  (3,697)           (1,897)
     Accrued salaries, wages and
        payroll taxes                   1,003            (2,323)
     Accrued interest                      78               777
     Accrued self-insurance               245             1,114
     Accrued litigation settlement        (33)               --
     Other accrued liabilities          2,904               422
     Royalties payable                  1,841              (545)
     Income taxes payable                (436)             (343)
                                     --------          --------
     Total adjustments                 (3,378)           (8,638)
                                     --------          --------
     Net cash used in operating
       activities                        (890)           (8,646)
                                     --------          --------
Cash flows used in investing activities:
  Purchases of property and equipment  (1,143)           (1,891)
                                     --------          --------



                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

             Six Months ended June 30, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents


                                            1998              1997

Cash flows from financing activities:
  Restricted cash in escrow for
    litigation settlement               $    --           $   (329)
  Increases in notes payable
    and long-term debt                      579                 --
  Increases in convertible notes payable
    and debentures payable                    --             5,648
  Principal repayment of notes payable
     and long-term debt                      (15)             (255)
  Decrease in related party receivables      129                25
  Increase  in related party payables      1,038             3,601
  Grant income                               290                --
  Proceeds from the exercise of stock
    options                                    4                 1
  Issuance of common stock                    56                --
                                        --------          --------
     Net cash provided by
          financing activities             2,081             8,691
                                        --------          --------
     Effect of exchange rate changes
         on cash                           1,190             2,177
                                        --------          --------
     Net increase in cash
          and cash equivalents             1,238               331

Cash and cash equivalents at
  beginning of period                      1,946               923
                                        --------          --------
Cash and cash equivalents at
  end of period                         $  3,184          $  1,254
                                        --------          --------

Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
     Interest                           $  1,736          $  2,116
                                        ========          ========
     Income taxes                       $     97          $    366
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

               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (in 000's)



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

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for June 30, 1998 and 1997. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Reclassification

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3 - Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                            June 30, 1998  December 31, 1997

     Accounts receivable    $   27,281     $  19,200
     Allowance for doubtful
       accounts                   (836)         (865)
     Allowance for returns
       and credits              (4,356)       (4,356)
                             _________     _________

     Net accounts receivable $  22,089     $  13,979
                             =========     =========

     Notes receivable        $   3,395    $    3,266
     Allowance for doubtful
        notes                     (467)         (467)
                             _________     _________

     Net notes receivable    $   2,928     $   2,799
                             =========     =========
Note 4  -  Inventories

     Inventories are summarized as follows:

                           June  30, 1998  December  31, 1997

          Raw materials       $  4,082       $  4,671
          Work in process        3,978          3,799
          Finished goods        13,607         16,161
                              --------       --------
                                21,667         24,631
          Less allowance for  --------       --------
               obsolescence     (1,467)        (1,514)
                              --------       --------
                             $  20,200      $  23,117
                              ========       ========
Note 5 - Long Term Debt

The following is a summary of the Company's significant long-term debt:

(a) During January 1996, $35,000 of proceeds were received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction. Of that amount, $14,800 was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13,900 of common stock at $8.00 per share (subsequently adjusted to $7.50 per share), resulting in a charge of $864 to debt costs for 1997. The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997 the Company and the senior Noteholders agreed to change the conversion price to $5.50 per share at 103% of principal balance as part of an overall restructuring plan which included the waiver of past defaults. The conversion price of $5.50 per share was above market value. At July 31, 1998, $19,600 of the 11% senior notes were outstanding. In 1996 the Company offered an incentive to convert the senior secured convertible notes. The incentive increased the number of shares received upon conversion by 10%.

(b) During January 1997, $5,700 of proceeds were received upon the issuance of $6,200 principal amount of 4% convertible debentures, due January 30, 2000. These debentures were convertible at 85% of the market price of the common stock. On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month on the outstanding principal balance. These transactions resulted in $396 and $1,267 of debt and interest expenses in 1997. In April 1998, the remaining debentures were converted into an aggregate of 1,108,059 shares of common stock. All of the convertible debentures were converted into shares of common stock at prices ranging from $2.60 to $4.60 per share.

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

July 1998, the Company converted into 860,000 shares of common stock all of the $10,800 of indebtedness, principal and interest, which was owed to that entity. A four-year warrant to purchase 260,000 shares at $12.40 per share was also issued in connection with this agreement.

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

Terms and Conditions of the Settlement Agreement

Under the Settlement Agreement, $31,500 of consideration, consisting of $3,000 of cash, 426,323 shares of common stock and $25,500 principal amount of a 6% subordinated note will be deposited in a court supervised escrow account approximately 90 days after preliminary approval by the Court. The parties will then request the Court to authorize the mailing of a notice of the proposed Settlement to all class members and schedule a fairness hearing, which would probably be held in the fourth quarter of 1998.

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

2. Notice to the Class. Following conditional class certification and preliminary approval of the Settlement, as well as satisfaction (or waiver) of the condition in the 3M Agreement, the parties will give notice to class members advising class members of the Court's preliminary order and advising them of their opportunity to be heard in support of or opposition to final certification and approval. The parties expect that class notice will be given approximately 30 days after satisfaction of the condition in the 3M Agreement. Prior to the distribution of the class notice, the Company must deposit in a court supervised escrow account $31,500 of consideration, consisting of $3,000 of cash, 426,323 shares of common stock, and $25,500 principal amount of a 6% subordinated note. The Company anticipates that this deposit will occur prior to September 30, 1998.

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

Accounting Treatment

In 1993, the Company recorded a $9,152 reserve for litigation. For the year ended December 31, 1997, the Company recorded an additional reserve of $28,150. The litigation reserve as of June 30, 1998 of $37,300 includes the cost of the non-opt-out settlement agreement of $31,500, other settlements of $4,845 and legal fees and other related expenses of $955.
ITEM 2.

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

    Since its appointment in early 1998, the Company's new senior management team has concentrated the Company on increasing sales,
improving   manufacturing  efficiencies  and   reducing   various
expenses. As a result of these efforts, the Company achieved net income of $3.8 million in the second quarter of 1998, and net income of $2.5 million for the first six months of 1998 (as compared to $269,000 and $(8,000) for the comparable periods last year). The new management team has also undertaken a strategic review of the Company's operations and businesses, and based on that effort a restructuring plan is now being implemented. This
plan  includes  an  approximately  15%  worldwide  reduction   in
headcount, the conversion of the Company's European sales force to distributors and the exiting or discontinuance of certain
smaller  unprofitable  product   lines.  These   activities  were
undertaken after the end of the second quarter of 1998 and, as a result, the Company anticipates incurring approximately $4 million in charges in the third quarter to reflect the costs of the restructuring plan. Management believes that the restructuring plan is an important and essential step towards marking the Company a long-term, viable enterprise once the breast implant settlement is completed; without the steps contemplated by the restructuring plan, management believes that the Company could not obtain the financing necessary to ensure the success and completion of that settlement.


    Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) for the periods ended June 30, 1998 and 1997.


                          Six Months Ended

                    June 30, 1998         June 30,1997
                    -------------         ------------
(in 000's)                         %Inc.
                                   ----

Sales                      66,980  19%       56,104
Cost of Goods Sold         23,294  26%       18,461

Gross Profit               43,686  16%       37,643
As a % of sales               65%               67%

Marketing                  18,296  23%       14,918
As a % of sales               27%               27%

G&A                        15,653  10%       14,286
As a % of sales               23%               25%

R&D                         4,110 (1%)        4,384
As a % of sales                6%                8%

Operating expenses         38,059  13%       33,588
  As a % of sales             57%               60%

Operating income            5,627  39%        4,055


     Sales. While the Company's revenues are subject to adjustments due to changes in price or volume of units sold, revenue increases from the first six months of 1997 compared to the first six months of 1998 were primarily a result of increased volume. Based on publicly available information, the Company believes that the markets for its products are growing, and that it is increasing its market share in relation to competitors.

    Sales in the United States accounted for 65% and 63% of total net sales for the periods ended June 30, 1998 and 1997.
International sales accounted for 35% and 37% of total net sales for the periods ended June 30, 1998 and 1997.

   Cost of goods sold. The largest factors in the variation from year to year in cost of goods sold as a percentage of net sales is the cost of raw materials, the yield of finished goods from the Company's manufacturing facilities, and the load factor at the Company's manufacturing facilities. The first two factors were stable for the first six months of 1998. However, in the first quarter of 1998 there was significant downtime at the Company's manufacturing facilities, due to an FDA audit and excess inventory, which adversely affected the load factor and manufacturing efficiencies. In the second quarter of 1998 the Company's manufacturing facilities returned to a normal operating rate and, consequently, the gross margin returned to its historical level.

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

     General and administrative expenses. G&A expenses are affected by overall headcount in various administrative functions, and the legal, accounting and other outside services which were necessary to defend the Company in the breast implant litigation and negotiate a settlement. In order to reduce these expenses the Company is in the process of reducing staff levels in both the domestic and international subsidiaries. In addition, management has also set other targets to control and reduce other general and administrative expenses throughout the Company. The legal and administrative costs relating to the breast implant litigation were $1.7 million and $2.3 million for the first six months ended June 30, 1998. and 1997, respectively.

    Research and development expenses. R&D expenditures have decreased slightly for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997. As a percentage of sales, research and development costs for the six months have decreased by approximately 2% in 1998 as compared to 1997. The Company invested $1.4 million and $1.1 million for the periods ended June 30, 1998 and 1997 at the Company's BioEnterics subsidiary in connection with the development of obesity products. In 1998 the new management team began considering various options to sell a portion of its interest in this business.

   Interest expense. Net interest expense of approximately $2.1 million for the six month period ended June 30, 1998 (as compared to $2.9 million for the six month period ended June 30, 1997) was primarily due to: (1) the net carrying costs on the 11% senior secured convertible notes issued in January 1996; (2) accrued (but unpaid) interest of $509,880 on approximately $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of 1997 to fund its working capital needs; and (3) a penalty charge of $253,000 due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997. As of July 1998 all of the 10.5% subordinated notes (including accrued interest) were converted into common stock; and as of April 1998 all of the 4% debentures were converted into common stock and the Company is no longer incurring such penalty charges.

   Foreign currency translation loss. Historically the Company's subsidiaries have incurred significant intercompany debts (totaling more than $43 million for non-U.S. subsidiaries), which are eliminated in the consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to translation adjustments. In 1998 the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and concluded to convert the non-U.S. intercompany debts to the capital of the respective subsidiaries during the later half of 1998. This should yield a significant reduction in foreign currency translation losses.

    Operating Income. As noted above, beginning in 1998 the new management team has undertaken a restructuring program which is designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. Included in this program is a reduction in headcount, discontinuance or sale of certain smaller unprofitable product lines, improved asset management (especially receivables and inventory), and reduced general and administrative expenses. There is no assurance that the Company will be successful in these efforts.

Financial Condition

     Liquidity. The Company's liquidity has deteriorated significantly in the last few years resulting in substantial doubt about the Company's ability to continue as a going concern. During the first six months of 1998, however, the new management team focused on reversing the significant negative cash flow of the past three years. Based on net income of $2.5 million for the first six months of 1998 and improved inventory turns, net cash used for operating activities totaled $0.9 million for the first six months ended June 30, 1998 as compared to $8.6 million for the six months ended June 30, 1997. As further reductions in cost of goods, G&A and R&D outlined above begin to take effect, the Company believes it can improve its cash flow from operations, and thereby be able to generate sufficient cash flow to fund the anticipated financing cost of the pending breast implant settlement.

   The Company has funded its cash needs through a series of debt and equity transactions, including:

         $35 million of proceeds received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction in January 1996. Of that amount, $14.8 million was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13.9 million of common stock at $8.00 per share (subsequently adjusted to $7.50 per share). The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997 the Company and the senior Noteholders agreed to change the conversion price to $5.50 per share at 103% of the principal balance as part of an overall restructuring plan which included the waiver of past defaults. At July 31, 1998, $19.6 million of the 11% senior notes was outstanding.

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

               $9.9 million of proceeds received periodically from April 1997 until January 1998 from an entity affiliated with the Company's former chairman. That indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. In July 1998, the Company converted into 860,000 shares of common stock all of the $10.8 million of indebtedness, principal and interest, which was owed to such entity (at an effective conversion price of $12.40 per share). A four-year warrant to purchase 260,000 shares at $12.40 per share was also issued in connection with this agreement.

      The Company is seeking to establish a domestic line of credit; under the terms of the 11% senior secured convertible notes, the Company has leeway for up to $5 million of such financing. The Company currently maintains an international line of credit with a major Dutch bank. The current line is approximately $700,000 and is collateralized by the accounts receivable, inventories and certain other assets of McGhan Medical B.V. As of June 30, 1998, approximately $475,000 had been drawn on the line of credit. The interest rate on the line of credit is 7% per annum. In July 1998, the line of credit was paid down to zero.

      Breast Implant Settlement. Under the terms of the proposed settlement of the breast implant litigation, the Company will be obligated to pay an aggregate of $34.5 million to the plaintiffs and 3M at the later of (x) April 30, 1999 or (y) 90 days after the Court's final order becomes non-appealable. That payment will consist of $31.5 million of cash (which will be used to retire the $25.5 million note to the plaintiffs which will be placed in escrow prior to the mailing of notice of the proposed settlement) and 426,323 shares of common stock.

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

      The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement and its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is actively seeking financing and has begun to implement a restructuring plan which the Company believes will ultimately enable it to attain consistent profitability.
PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in breast implant litigation as discussed in Note 6 to the unaudited consolidated financial statements.

          The Company has been advised by the Securities and Exchange Commission that it has begun a formal investigation of the matters disclosed in the Form 8K dated March 6, 1998 relating to the resignation of Coopers & Lybrand LLP as the Company's independent accountant. The Company is cooperating fully in this investigation. Furthermore, the Company believes that all of the procedural and substantive issues raised in that filing have been addressed through a variety of steps, including the appointment of a new senior management team, the continual oversight by an audit committee, and the conversion into equity of the $10.8 million of indebtedness (including accrued interest) owed to an entity controlled by the former Chairman at a significant discount which more than adequately reflects the dollar value of any questionable related party transactions. The Company does not believe that this investigation will give rise to any material costs, and is seeking to pursue a prompt resolution of this matter so that it can focus its efforts on returning the Company to long-term profitability and resolving the breast implant litigation.

ITEMS 2. THROUGH 5.

          Not applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable


                         INAMED CORPORATION

                             SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INAMED CORPORATION



August 14, 1998               By: /s/ Richard G. Babbitt
                                  Richard G. Babbitt,
                                  Chairman of the Board,
                                  Chief Executive Officer and President