Form 10-Q
period 1998-09-30
INAMED CORP
filed 1998-11-12
CIK 109831

United States
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q

   FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998
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





     On November 11,1998 there were 11,420,363 Shares of the
             Registrant's Common Stock Outstanding.

                This document contains 24 pages.


               INAMED CORPORATION AND SUBSIDIARIES

                            Form 10-Q

                Quarter Ended September 30, 1998



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

PART I.   FINANCIAL INFORMATION

ITEM 1.
               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                     Unaudited         Audited
                                September 30, 1998   December 31, 1997
     Assets

Current assets:
  Cash and cash equivalents         $   6,543         $   1,946
  Trade accounts receivable, net of
     allowance for doubtful accounts
     and returns and allowances of
    $5,118 at 9/30/98 and $5,221 at
    12/31/97                           22,573            13,979
  Related party notes receivable           --               129
  Inventories                          19,141            23,117
  Prepaid expenses and other
    current assets                      1,902             1,413
  Income tax refund receivable             99               472
                                     --------          --------
       Total current assets            50,258            41,056
                                     --------          --------
Property and equipment, at cost:
  Machinery and equipment              13,973            12,585
  Furniture and fixtures                5,361             4,541
  Leasehold improvements               10,752            10,996
                                     --------          --------
                                       30,086            28,122
  Less accumulated depreciation
     and amortization                 (17,476)          (14,639)
                                     --------          --------
     Net property and equipment        12,610            13,483
                                     --------          --------
Notes receivable, net of
    allowance of $467                   2,769             2,799

Intangible assets, net                    984             1,164

Other assets, at cost                     419               340
                                     --------          --------
Total assets                         $ 67,040          $ 58,842
                                     ========          ========

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (in 000's)
                                    Unaudited           Audited
                                September 30, 1998  December 31, 1997

  Liabilities and Stockholders' Deficiency

Current liabilities:
  Current installments of
    long-term debt                  $      59          $     30
  Notes payable to bank                   870               659
  Accounts payable                     11,858            14,759
  Accrued liabilities:
     Salaries, wages, and
       payroll taxes                    4,738             2,683
     Interest                           1,994             3,146
     Self-insurance                     3,841             3,602
     Other                              5,653             2,667
  Royalties payable                     4,039             4,156
  Income taxes payable                  2,186             2,894
                                     --------          --------
       Total current liabilities       35,238            34,596
                                     --------          --------
Convertible and other long-term debt,
  excluding current installments       19,837            23,574

Subordinated notes payable,
    related party                          --             8,813

Deferred grant income and other         1,901             1,213

Accrued litigation settlement          37,307            37,335

Commitments and contingencies

Stockholders' deficiency:
  Common stock, $0.01 par value.
     Authorized 20,000,000 shares; issued
     and outstanding 10,994,040
     and 8,885,076                        110                89
  Additional paid-in capital           35,354            19,027
  Cumulative translation adjustment       848              (223)
  Accumulated deficit                 (63,555)          (65,582)
                                     --------          --------
      Stockholders' deficiency        (27,243)          (46,689)
                                     --------          --------

Total liabilities and
   stockholders' deficiency          $ 67,040          $ 58,842
                                     ========          ========

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                   Nine Months       Nine Months
                                      Ended             Ended
                                September 30, 1998 September 30, 1997

Net sales                            $ 99,109          $ 80,309
Cost of goods sold                     35,219            26,446
                                     --------          --------
     Gross profit                      63,890            53,863

Operating expenses:
  Marketing                            26,894            21,216
  General and administrative           21,201            21,983
  Research and development              7,053             6,694
                                     --------          --------
     Total operating expenses          55,148            49,893
                                     --------          --------
     Operating income                   8,742             3,970
                                     --------          --------
Other income (expense):
  Interest income                         283               678
  Interest expense                     (3,029)           (4,258)
  Royalty Income                          108               211
  Foreign currency transaction losses    (961)           (1,272)
  Miscellaneous income (expense)          326              (259)
  Restructuring expense                (3,305)               --
                                     --------          --------
     Net other expense                 (6,578)           (4,900)
                                     --------          --------
     Income (loss) before income
       tax expense                      2,164              (930)

Income tax expense (benefit)              137               (14)
                                     --------          --------

     Net income (loss)               $  2,027          $   (916)
                                     ========          ========

Net income (loss) per share of common stock

  Basic earnings (loss) per share    $   0.20          $  (0.11)
                                     ========          ========
  Diluted earnings (loss) per share  $   0.20          $  (0.11)
                                     ========          ========
Weighted average common shares
      outstanding                  10,129,766          8,296,157
                                   ==========          =========

   The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS
                           (Unaudited)
           (in 000's except share and per share data)

                                   Three Months         Three Months
                                       Ended               Ended
                               September 30, 1998   September  30, 1997

Net sales                            $ 32,130          $ 24,205
Cost of goods sold                     11,926             7,985
                                     --------          --------
     Gross profit                      20,204            16,220
                                     --------          --------
Operating expenses:
  Marketing                             8,598             6,298
  General and administrative            5,549             7,697
  Research and development              2,943             2,310
                                     --------          --------
     Total operating expenses          17,090            16,305
                                     --------          --------
     Operating income (loss)            3,114               (85)
                                     --------          --------
Other income (expense):
  Interest income                          53               142
  Interest expense                       (944)           (1,345)
  Royalty Income                          108               211
  Foreign currency transaction gains      106                81
  Miscellaneous income (expense)          440              (303)
  Restructuring expenses               (3,305)               --
                                     --------          --------
     Net other expense                 (3,542)           (1,214)

     Loss before income taxes            (428)           (1,299)

Income tax expense (benefit)               33              (391)
                                     --------          --------

     Net loss                        $   (461)         $   (908)
                                     ========          ========

Net Loss per share of common stock

  Basic loss per share               $  (0.04)         $  (0.11)
                                     ========          ========

  Diluted loss per share             $  (0.04)         $  (0.11)
                                     ========          ========
Weighted average common shares
    outstanding                     10,924,108         8,477,455
                                    ==========         =========

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

          Nine Months ended September 30, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents

                                         1998              1997
                                         ----              ----
Cash flows from operating activities:
  Net income (loss)                  $  2,027          $   (916)
                                     --------          --------
Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
  Non-cash operating activities         4,312             2,334
  Changes in assets and liabilities:
     Trade accounts and notes
       receivable                      (8,223)           (5,506)
     Inventories                        4,320            (4,631)
     Prepaid expenses and other assets   (248)             (333)
     Accounts payable, accrued and
       other liabilities                1,919               209
                                     --------          --------
     Total adjustments                  2,080            (7,927)
                                     --------          --------
     Net cash provided by (used in)
          operating activities          4,107            (8,843)
                                     --------          --------
Cash flows used in investing activities:
  Disposal of fixed assets               (670)               --
  Purchases of property and equipment    (935)           (3,688)
                                     --------          --------
     Net cash used in investing
        activities                     (1,605)           (3,688)
                                     --------          --------

                           (continued)

 The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (in 000's)

          Nine Months ended September 30, 1998 and 1997

        Increase (Decrease) in Cash and Cash Equivalents


                                            1998           1997
                                            ----           ----
Cash flows from financing activities:
  Restricted cash in escrow for
     litigation settlement             $    --         $ 14,796
  Increases in notes payable and
     long-term debt                        410            5,648
  Principal repayment of notes payable
     and long-term debt                    --           (15,048)
  Decrease in related party receivables   128               219
  Increase in related party payables    1,038             6,258
  Grant income                            298                --
  Issuance and repurchases of
    common stock                           80                (6)
                                     --------          --------
     Net cash provided by
          financing activities          1,954            11,867
                                     --------          --------
     Effect of exchange rate changes
       on cash                            141             2,399
                                     --------          --------
     Net increase in cash
          and cash equivalents          4,597             1,735

Cash and cash equivalents at beginning
    of period                           1,946               923

Cash and cash equivalents at end
    of period                        $  6,543          $  2,658
                                     --------          --------

Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest                        $  2,424          $  3,198
                                     ========          ========
     Income taxes                    $     97          $    371
                                     ========          ========


Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


  The Notes to Financial Statements are an integral part of this statement.

               INAMED CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
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

The Company's continuation as a going concern is dependent upon its ability to obtain financing for the non-opt-out settlement agreement (see Note 7).

The Company

INAMED Corporation's subsidiaries are organized into three business units: United States Plastic and Reconstructive Surgery (consisting primarily of McGhan Medical Corporation, Flowmatrix Corporation and CUI Corporation, which develop, manufacture and sell medical devices and components); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting primarily of two manufacturing companies based in Ireland--McGhan Limited and Chamfield Ltd.-and sales subsidiaries in various countries, including Holland, Germany, Italy, United Kingdom, France, Spain, Hong Kong and Mexico, which sell products for both the plastic and bariatric surgery fields).
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The assumed exercise of various warrants and options would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share for September 30, 1998 and 1997. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS Nos. 130 and it has had no material effect on the Company's financial position, results of operations or financial statement disclosures.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has adopted SFAS Nos. 131 and it has had no material effect on the Company's financial position, results of operations or financial statement disclosures.

Reclassification

Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 3 - Accounts and Notes Receivable

     Accounts and notes receivable consist of the following:

                         September 30, 1998  December 31, 1997
                         ------------------  -----------------
     Accounts receivable     $  27,691     $  19,200
     Allowance for doubtful
      accounts                  (1,062)         (865)
     Allowance for returns
      and credits               (4,056)       (4,356)
                             _________     _________
     Net accounts receivable $  22,573     $  13,979
                             =========     =========

     Notes receivable        $   3,236     $   3,266
     Allowance for doubtful notes(467)         (467)
                             _________     _________

     Net notes receivable    $   2,769     $   2,799
                             =========     =========
Note 4  -  Inventories

     Inventories are summarized as follows:

                       September  30, 1998   December  31, 1997
                       -------------------   ------------------
          Raw materials      $   4,472      $   4,671
          Work in process        4,217          3,799
          Finished goods        11,816         16,161
                             ---------      ---------
                                20,505         24,631
          Less allowance for
               obsolescence     (1,364)        (1,514)
                             ---------      ---------
                             $  19,141      $  23,117
                             =========      =========
Note 5 - Long Term Debt

The Company's long-term debt as of September 30, 1998 consists primarily of $19,600 senior secured convertible notes which were originally issued in January 1996. These notes mature on March 31, 1999 and were convertible at $5.50 per share. During November, 1998 these notes were exchanged for new notes (see Note
6).

In July 1998, the Company converted $10,800 of subordinated indebtedness, (consisting of principal and accrued interest), with an entity controlled by the Company's former Chairman and then 13% stockholder into 860,000 shares of common stock. A four-year warrant to purchase 260,000 shares at $12.40 per share was also issued in connection with this transaction.

Note 6  - Subsequent Events

During the fourth quarter, the Company completed the following transactions related to long-term debt:

(a) $8,000 of senior secured notes, at an interest rate of 10%. These notes mature on March 31, 1999 but are extendable under certain conditions until September 1, 2000. The proceeds were received by the Company on October 2, 1998. In connection with this financing the Company issued 590,000 four-year warrants to purchase common stock at $6.50 per share. $3,000 of the proceeds of this financing were deposited in a court-supervised escrow as part of the consideration for the litigation settlement (see Note
7); the balance is available for use by the Company in specific capital improvement projects and working capital uses.

(b) $19,600 of junior secured notes, at an interest rate of 11%. These notes were issued in an exchange offer completed in November 1998 for senior secured convertible notes which were originally issued in January 1996. These notes mature on March 31, 1999 but are extendable under certain conditions until September 1, 2000. The $5.50 per share conversion feature of the original notes was replaced with an equivalent number of new, four-year warrants to purchase common stock at $5.50 per share, and the holders of the original notes received 500,000 four-year warrants to purchase common stock at $7.50 per share in settlement of an anti-dilution adjustment. In the event the settlement agreement becomes final and non-appealable (see note
7), under certain circumstances the Company can call the exercise of the $5.50 per share warrants and the proceeds could be applied either to redeem these notes without penalty or to pay for the litigation settlement.

An  income  statement  charge  of   approximately  $408  will  be
recorded in the fourth quarter of 1998 in relation to the issuance of the warrants for the above transactions.

Note 7  -  Commitments and Contingencies

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

Note 7  -  Commitments and Contingencies (continued)

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

Terms and Conditions of the Settlement Agreement

Pursuant to the terms of the Settlement Agreement, on October 2, 1998 the Company deposited into a court-supervised escrow account $31,500 of consideration, consisting of $3,000 of cash, 426,323 shares of common stock and $25,500 principal amount of a 6% subordinated note. Also at that time, Judge

Note 7  -  Commitments and Contingencies (continued)

Pointer authorized the mailing of a notice of the fairness hearing to the class members, and established December 11, 1998 as the date for class members to file written objections, and January 11, 1999 as the date for a fairness hearing to consider final approval.

In the event the Court grants final approval of the Settlement, and the Court's final order becomes non-appealable, the consideration held in the escrow account will then be released to the court-appointed settlement office for distribution to the plaintiff class, and the $25,500 subordinated note will mature and become payable in cash. However, this payment will not become due before April 30, 1999 or 90 days after the Court's final order becomes non-appealable, whichever is later. In the event the subordinated note is still outstanding on September 1, 1999, the interest rate will increase to 11%.

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

The application for preliminary approval of the Settlement included evidentiary submissions by both the Company and the plaintiffs addressing requisite elements for certification and approval, including the existence, absent settlement, of a "limited fund" insufficient to respond to the volume of individual claims, and the fairness, reasonableness and adequacy of the Settlement.

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

Note 7  -  Commitments and Contingencies (continued)

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

6. U.S. Government and Private Carrier Claims. The United States government and private insurance carriers are seeking reimbursement of medical services provided to class members. The Company has tentatively agreed with these parties on the terms of a settlement of their claims. While the Settlement is not conditioned on resolution of these claims, the Company anticipates that it will be able to conclude the issues raised by the U.S. government and the private insurance carriers by December 31,
1998 without the incurrence of any additional charges to the litigation reserve established in the 1997 financial statements.

7. Favorable Resolution of Appeals. The Settlement is conditioned on favorable resolution of any appeals which may be taken from the final judgment approving the Settlement or from an interim stay order. In the event the Settlement is disapproved on appeal, all of the escrowed settlement funds, plus accrued interest, will be returned to the Company's lenders, and the litigation will be restored to the status which existed prior to any class settlements.

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



Note 7  -  Commitments and Contingencies (continued)

Class Settlement Approval Process and Timetable

Following the issuance by the Court of a preliminary order on June 2, 1998, the settlement approval process is anticipated to proceed in several stages, as follows:

1. Satisfaction of the Condition under the 3M Agreement. The Company needs to obtain an agreed minimum number of conditional releases for 3M pursuant to the terms of the 3M Agreement. At 3M's option, that condition can be modified or waived. The anticipated satisfaction of that condition has been extended until December 31, 1998

2. Notice to the Class. Following conditional class certification and preliminary approval of the Settlement, the parties are required to give notice to class members, advising class members of the Court's preliminary order and advising them of their opportunity to be heard in support of or opposition to final certification and approval. The notice was mailed to the members of the class beginning on October 12, 1998 following the Company's deposit on October 2, 1998 of $3,000 of cash, 426,323 shares of common stock, and $25,500 principal amount of a 6% subordinated note in a court supervised escrow account.
The parties' form of notice provides a December 11, 1998 deadline for class members to submit comments, objections, or requests to intervene and be heard, with a final settlement hearing scheduled on January 11, 1999.

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

Ongoing Litigation Risks

Although the Company expects the Settlement, if approved, to end as a practical matter its involvement in the current mass product liability litigation in the United States over breast implants, there remain a number of ongoing litigation risks, including:

1. Non-Approval of Settlement. The Settlement Agreement requires all parties to use their best efforts to obtain approval of the Settlement by the Court and on appeal. However, there can be no assurance that the Court will approve the Settlement or that a decision approving it will be affirmed on appeal. The approval decision turns on factual issues which may be contested by class members opposing the Settlement, and additionally implicates a number of legal issues that neither the United States Supreme Court nor the federal appellate courts have definitely ruled upon. While courts have approved similarly structured mandatory class settlements in the Mentor Corporation and Acromed Corporation cases, neither of those decisions was subjected to appellate review. The Company cannot predict the ultimate outcome of the approval process or the appeals process in the event any appeals of the Settlement are filed in a timely manner. The U.S. Supreme Court is scheduled to hear arguments on

Note 7  -  Commitments and Contingencies(continued)

December 8, 1998 in a case involving a limited fund settlement of an asbestos company's liabilities. The Company cannot predict whether that case will have an adverse impact on the Settlement.

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

The Company plans to obtain the cash needed to fund the Settlement from the $35.5 million of proceeds to be received upon the exercise of an aggregate of 5.6 million warrants at a blended price of $6.20 per share issued in July 1997 and October 1998 to the various holders of the Company's senior and junior secured debt. In the event the stock market price for the Company's shares has not increased by the time such funding is needed to at least $10 per share, the Company may seek to obtain other debt and/or equity financing, or may adjust the exercise price of those warrants. In either such event, the Company cannot predict the extent of additional dilution to existing shareholders.

Accounting Treatment

In 1993, the Company recorded a $9,152 reserve for litigation. For the year ended December 31, 1997, the Company recorded an additional reserve of $28,150. The litigation reserve as of September 30, 1998 of $37,303 includes the cost of the non-opt-out settlement agreement of $31,500, other settlements of $4,845 and legal fees and other related expenses of $958.

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

    Since its appointment in early 1998, the Company's new senior management team has concentrated the Company on increasing sales, improving manufacturing efficiencies and reducing various expenses. The new management team has undertaken a strategic review of the Company's operations and businesses, and based on that effort a restructuring plan was implemented. This plan included an approximate 10% worldwide reduction in headcount, the closing of administration offices and the exiting or discontinuance of certain smaller unprofitable product lines. These activities were undertaken beginning in the third quarter of 1998.

   During the third quarter of 1998, a total of $2.8 million, net of an income tax refund, was expensed to recognize various restructuring charges associated with management's plan. Approximately $3.3 million was classified as restructuring charges of which $2.1 million relates directly to the closing of an administration office in the Netherlands, $0.6 million recognizes the termination costs of employees at both the Ireland and U.S. subsidiaries and $0.6 million in assets was disposed of in the United States as part of the restructuring plan and is included in miscellaneous expenses. In the Netherlands, a tax benefit of $0.5 million was also recorded as a result of the restructuring charges incurred in that subsidiary.

    Net income prior to the restructuring charge of $2.8 million totaled $4.8 million year to date and $2.3 million for the third quarter of 1998, as compared to a loss of $0.9 million and $0.9 million for the same periods in 1997. Net income per share, both basic and diluted, prior to the restructuring charges was $0.48 per share year to date and $0.22 for the third quarter of 1998 as compared to a net loss of $0.11 and a net loss of $0.11 for the same periods in 1997. Taking the restructuring charges into account, the Company had a net income of $2.0 million year to date and a net loss of $0.5 million for the quarter as compared to a net loss of $0.9 million for both the year to date and third quarter of 1997. Net income per share, basic and diluted, was $0.20 year to date and net loss for the third quarter of 1998 was $0.04. For the same periods in 1997 the results yielded a net loss per share, basic and diluted, of $0.11 for both periods.

     Management believes that the restructuring plan is an important and essential step toward making the Company a long-term, viable enterprise once the breast implant settlement is completed; without the steps included in the restructuring plan, management believes that the Company could not obtain the financing necessary to ensure the success and completion of that settlement.

    Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) for the periods ended September 30, 1998 and 1997.

                              Nine Months Ended

                         September 30,         September 30,
                             1998                 1997
(in 000's)
                                      %Inc.
                                      (Dec.)
Sales                       99,109     23%       80,309
Cost of Goods Sold          35,219     33%       26,446

Gross Profit                63,890     19%       53,863
As a % of sales                64%                  67%

Marketing                   26,894     27%       21,216
As a % of sales                27%                  26%
G&A                         21,201    (4%)       21,983
As a % of sales                21%                  27%
R&D                          7,053      5%        6,694
As a % of sales                 7%                   8%

Operating expenses          55,148     11%       49,893
  As a % of sales              56%                  62%

Operating income             8,742    120%        3,970
 As a % of sales                9%                   5%


     Sales.   While the Company's revenues are  subject  to
adjustments due to changes in price or volume of units sold, revenue increases from the first nine months of 1997 compared to the first nine months of 1998 were primarily a result of increased volume. Based on publicly available information, the Company believes that the markets for its products are growing, and that it is increasing its market share in relation to competitors.

    Sales in the United States accounted for 65% and 63% of total net sales for the periods ended September 30, 1998 and 1997, respectively. International sales accounted for 35% and 37% of total net sales for the periods ended September 30, 1998 and 1997, respectively.

   Cost of goods sold. The largest factors in the variation from year to year in cost of goods sold as a percentage of net sales is the cost of raw materials, the yield of finished goods from the Company's manufacturing facilities, and the load factor at the Company's manufacturing facilities. The first two factors were stable for the first nine months of 1998. However, in the first quarter of 1998 there was significant downtime at the Company's manufacturing facilities, due to an FDA audit and excess inventory, which adversely affected the load factor and manufacturing efficiencies. On an annual basis, the Company was also adversely affected by a write-off of certain raw materials which did not meet Company specifications and by a devaluation of inventory based on a periodic adjustment in the standard cost of certain products.

    Marketing expenses. The increase in marketing expenses is generally correlated to increased sales, based on commissions to sales representatives and other payments to third parties with sales-based payment arrangements. Management is reviewing those other payments and expects to implement a reduction in the coming months. Marketing expenses are also affected by the overhead associated with supporting various sales and marketing functions, and by participation in trade conventions and shows. Management is reviewing these expenses as well, and expects to reduce them without adversely impacting sales growth.

     General and administrative expenses. G&A expenses are affected by overall headcount in various administrative functions, and the legal, accounting and other outside services which were necessary to defend the Company in the breast implant litigation and negotiate a settlement. In order to reduce these expenses, the Company has reduced the staff levels in both the domestic and international subsidiaries. In addition, management has also set targets to control and reduce other general and administrative expenses throughout the Company.

   Research and development expenses. R&D expenditures increased slightly for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. As a percentage of sales, research and development costs for the nine months have decreased by approximately 1% in 1998 as compared to 1997. The Company invested $2.2 million and $1.7 million for the periods ended September 30, 1998 and 1997, respectively at the Company's BioEnterics subsidiary in connection with the development of obesity products. In 1998 the new management team began considering various options to sell a portion of its interest in this business or to seek a joint venture partner.

    Interest expense. Net interest expense of approximately $3.0 million for the nine month period ended September 30, 1998 (as compared to $4.3 million for the nine month period ended September 30, 1997) was primarily due to: (1) the net carrying costs on the 11% secured convertible notes issued in January 1996; (2) interest of $510,000 on $9.9 million of 10.5%
subordinated notes which were incurred primarily in the later half of 1997 to fund the working capital needs; (3) non-cash, finance expense of $330,000 related to the issuance of warrants in conjunction with the conversion of the 10.5% subordinated notes to equity, and (4) a penalty charge of $253,000 due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997. As of July 1998 all of the 10.5% subordinated notes (including accrued interest) were converted into common stock; and as of April 1998 all of the 4% debentures were converted into common stock and the Company is no longer incurring such penalty charges.

   Foreign currency translation loss. Historically the Company's subsidiaries have incurred significant intercompany debts (totaling more than $31 million for non-U.S. subsidiaries), which are eliminated in the consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to translation adjustments. In 1998 the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and decided to convert the non-U.S. intercompany debts to the capital of the respective subsidiaries during the later part of 1998.

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

Financial Condition

    Liquidity. During the first nine months of 1998, the new management team focused on reversing the significant negative cash flow of the past three years. Based on net income of $2.0 million for the first nine months of 1998 and improved inventory turns, net cash provided by operating activities totaled $4.1 million for the first nine months ended September 30, 1998 as compared to net cash used in operating activities of $8.8 million for the nine months ended September 30, 1997. The swing from using cash in operating activities to providing cash in operating activities, totaling approximately $12.9 million, is the result of the efforts which were undertaken to reduce costs and inventory and thereby improve cash flow. As further reductions in cost of goods, G&A and R&D outlined above begin to take effect, the Company believes cash flow from operations will continue to improve.

     Breast Implant Settlement. Under the terms of the proposed settlement of the breast implant litigation, the Company will be obligated to pay an aggregate of $34.5 million to the plaintiffs and 3M at the later of (x) April 30, 1999 or (y) 90 days after the Court's final order becomes non-appealable. That payment will consist of $31.5 million of cash (which will be used to retire the $25.5 million note to the plaintiffs which was placed in escrow prior to the mailing of notice of the proposed settlement) and 426,323 shares of common stock.

      The Company plans to obtain the cash needed to fund the Settlement from the $35.5 million of proceeds to be received upon the exercise of an aggregate of 5.6 million warrants at a blended price of $6.20 per share issued in July 1997 and October 1998 to the various holders of the Company's senior and junior secured debt. In the event the stock market price for the Company's shares has not increased by the time such funding is needed to at least $10 per share, the Company may seek to obtain other debt and/or equity financing, or may adjust the exercise price of those warrants. In either such event, the Company cannot predict the extent of additional dilution to existing shareholders.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in breast implant litigation
as  discussed  in  Note 7 to          the unaudited  consolidated
financial statements.

          The Company has been advised by the Securities and Exchange Commission that it has begun a formal investigation of the matters disclosed in the Current Report on Form 8K dated March 6, 1998 relating to the resignation of Coopers & Lybrand LLP as the Company's independent accountant. The Company is cooperating fully in this investigation. Furthermore, the Company believes that all of the procedural and substantive issues raised in that filing have been addressed through a variety of steps, including the appointment of a new senior management team, the continual oversight by an audit committee, and the conversion into equity of the $10.8 million of indebtedness (including accrued interest) owed to an entity controlled by the former Chairman at a significant discount, which more than adequately reflects the dollar value of any questionable related party transactions. The Company does not believe that this investigation will give rise to any material costs, and is seeking to pursue a prompt resolution of this matter so that it can focus its efforts on returning the Company to long-term profitability and resolving the breast implant litigation.

ITEMS 2. THROUGH 5.

          Not applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K dated October 2, 1998


                       INAMED CORPORATION

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INAMED CORPORATION



November 12, 1998             By: /s/ Richard G. Babbitt
                                  Richard G. Babbitt,
                                  Chairman of the Board,
                                  Chief Executive Officer and President