Form 10-K
period 1998-12-31
INAMED CORP
filed 1999-03-29
CIK 109831

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS
         PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934: For the fiscal year ended December 31, 1998

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 1-9741

                       INAMED CORPORATION
  (Exact Name of Registrant as Specified in Its Charter)

  Delaware                            59-0920629

State of Incorporation    I.R.S. Employer Identification No.

700 Ward Drive, Santa Barbara, California     93111-2919

(Address of Principal Executive Officers)     (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:Common Stock,
                                                           $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X    No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of March 19, 1999 was $134,314,869.

On March 19, 1999 there were 11,461,613 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than April 30, 1999 pursuant to Regulation 14A.

        This document contains 72 pages.

        Exhibit index located on pages 30-34.




PART I

ITEM 1.         BUSINESS.

        INAMED Corporation ("INAMED" or the "Company") is a medical device company which reports through one segment. The Company operates through
subsidiaries which are organized under three  business  units.   Through
two  business  units-U.S.  Plastic  and Reconstructive Surgery and
Inamed International-the Company manufactures and markets saline and silicone gel-filled breast implants for plastic and reconstructive surgery, as well as other silicone based products including tissue expanders, facial implants and custom prostheses for plastic and reconstructive surgery.
Through   its   third  business  unit-BioEnterics  Corporation-the  Company manufactures and markets products for the treatment of obesity and for use by general and laparoscopic surgeons.

        The Company manufactures its products in Santa Barbara, California and in Arklow, County Wicklow, Ireland, and owns or has exclusive licenses for over 40 patents in the United States and overseas. The Company believes, with an approximately 50% U.S. market share and a worldwide market share of approximately 40%, that it is the leading company in the $275 million worldwide breast implant market.

        In   1998  the  Company  initiated  a  comprehensive  restructuring program, which included hiring a new senior management team, settling the extensive and longstanding product liability litigation relating to silicone gel-filled breast implants, and reducing expenses. As a result of these efforts, together with a 24% increase in sales, during 1998 the Company was able to achieve profitability; also, the Company's independent public accountants have removed from their report on the Company's 1998 financial statements the "going concern" explanatory paragraph issued in the prior year.

        The following table contains summary financial information which highlights the improvements in profitability and working capital management since the new senior management team undertook the restructuring program:

                               1997                  1998       %Change
Income Statement data
(Dollars, in millions)

Net sales                      106.4                 131.6      23.7%
Gross profit                    68.7                  83.6      21.7%
  Gross margin                  64.6%                 63.6%

Marketing expense               30.0                  33.4      11.3%
 As a % of sales                28.2%                 25.4%
G&A expense                     33.4                  28.2     -15.6%
 As a % of sales                31.4%                 21.4%
R&D expense                      8.9                   9.3       4.5%
 As a % of sales                 8.4%                  7.1%
Restructuring expense            0                     4.2     100.0%
 As a % of sales                 0.0%                  3.2%
Total operating expenses        72.3                  75.1       3.9%
 As a % of sales                68.0%                 57.1%

Operating income (loss)         (3.6)                  8.5
 Operating margin               -3.4%                  6.5%

Balance sheet data:

Cash & equivalents               1.9                  11.9     526.3%
Accounts receivable             14.0                  23.2      65.7%
Inventory                       23.1                  17.9     -22.5%
Accounts payable                14.8                  12.2     -17.6%
Total debt                      32.4                  27.8     -14.2%
Stockholder's equity
   (deficiency)                (46.7)                (15.6)    -66.5%




        The Company's common stock is publicly traded on the OTC Bulletin Board under the symbol IMDC. The Company is actively seeking to have its common stock listed on a recognized stock exchange, such as Nasdaq or the
American  Stock  Exchange.   Based  on  the dramatic improvements achieved
in 1998 and its substantial market capitalization, the Company believes that it will ultimately succeed in that effort, although there can be no assurance as to whether or when a change in listing status may occur.

Recent Developments

        Beginning in January 1998, there have been a number of significant developments at the Company:

        Changes in Senior Management. On January 23, 1998 the Company announced the hiring of Richard G. Babbitt as President and Chief Executive Officer, and Ilan K. Reich as Executive Vice President. At that time, those officers were also elected to the Board of Directors. On February 11, 1998, the Company announced the resignation of Donald K. McGhan from his executive and board positions with the Company and the election of
Richard  G.  Babbitt  as Chairman.  Also at that time, in recognition of
Mr.  McGhan's  past  contributions,  he  was  named Chairman Emeritus.  On
June 24, 1998, Jim J. McGhan's employment with the Company and its subsidiaries was terminated. Jim J. McGhan was the Chief Operating Officer of the Company, and he is Donald K. McGhan's son. At a special meeting of shareholders held on December 21, 1998 Jim J. McGhan ceased to serve as a member of the Board of Directors. On December 22, 1998 Donald K. McGhan
was relieved of the title of  Chairman  Emeritus.   Also  on  that  date,
Ilan K. Reich was elected President, with Richard G. Babbitt retaining the titles of Chairman and Chief Executive Officer.

        New Management's Focus. Throughout 1998 the new senior executive management team focused on resolving the breast implant litigation and returning the Company to profitability. Both goals have been successfully accomplished.

        Settlement of Litigation. On June 2, 1998, federal Judge Sam C. Pointer, Jr. gave preliminary approval of the settlement agreements with the Plaintiffs' Class Settlement Counsel and Minnesota Mining & Manufacturing Company ("3M"). Under these agreements, the Company agreed to pay an aggregate of $34.5 million to settle all claims arising from breast implant products (both silicone gel-filled and saline) which were implanted before June 1, 1993 and to resolve a significant indemnity claim by 3M. The settlement agreement with the plaintiffs is structured as a mandatory limited
fund, non-opt-out   class   action   settlement  covering  the  Company  and
its subsidiaries. On February 1, 1999 Judge Pointer granted final approval of the settlement.

        On March 3, 1999 the statutory 30-day period for filing appeals expired, with no notices of appeal being filed with the Federal District Court within that period. As a result, by June 2, 1999 the Company will be required to fund the $25.5 million promissory note which was previously issued to the court-supervised escrow agent on behalf of the plaintiff class. The Company has the ability to meet that funding obligation from a combination of both cash on hand and the proceeds to be received upon the exercise of certain warrants which were issued in contemplation of this event. An additional $3 million of funding will be needed by June 2, 1999 to purchase the 426,323 shares of common stock which were issued last year to the court-supervised escrow agent as part of the consideration for the settlement. Those funds will be provided directly by the Company's senior noteholders. The Company had assigned its right to purchase that stock to its senior noteholders in April 1998, at the time the settlement agreement was signed.

        Emphasis on Profitability.   During  1998 the new senior management
team initiated a restructuring  program  and  reorganized  the Company's
operations.   This program included the reduction  of overhead through a 10%
headcount  reduction,  elimination  of underutilized corporate offices and the European sales headquarters, entering into a strategic alliance with the Company's leading supplier of raw materials, moving the corporate headquarters from Las Vegas to Santa Barbara, and terminating or selling unprofitable business lines. The new senior management team also streamlined  the  organizational  structure by replacing 26 autonomous
domestic and international subsidiaries with three business units:   U.S.
Plastic and Reconstructive Surgery, Inamed International Corp. (with operations in Europe, Central America and Asia/Pacific), and BioEnterics
Corporation (the Company's  obesity  management  subsidiary).   Each  business
unit has a president who is responsible for the profitability of that entity, as well as an executive management staff with responsibilities for finance, operations, manufacturing, sales and marketing, research and development, and regulatory affairs. The Company's corporate staff has been refocused to establish and oversee the financial and operational goals for each of the business units, enhance manufacturing efficiencies on a worldwide basis, explore new business and product opportunities, and set the strategic direction of the Company.

        Change  of Independent Accountants;  SEC  Action.   In  March  1998
Coopers & Lybrand L..L.P. resigned as the Company's independent accountant, and in April 1998 the Company retained BDO Seidman LLP as its new
independent  accountant.   Due to a variety  of factors, the Company did not
timely file its Annual Reports on Form 10-K for 1996 and 1997. In December 1997 the Company entered into a consensual settlement of a lawsuit by the Securities and Exchange Commission (the "SEC"), whereby the Company agreed to file an amendment to its 1996 Form 10-K by March 2, 1998 and to
thereafter timely file its  required  public  filings.   Due  to  a variety
of factors, the Company was unable to meet that deadline until July 8, 1998. The Company has held discussions with the SEC regarding this matter; however, the Company does not know whether, or to what extent, the SEC may seek sanctions or other remedies based on the Company's failure to meet the terms of this settlement. The Company understands that the SEC is conducting an inquiry with respect to certain matters which were publicly disclosed in a Form 8-K filing in March 1998 in connection with the resignation of Coopers & Lybrand L.L..P., and that it is focusing on the activities of prior management. The Company has been fully cooperating with the SEC's requests for documents and interviews with accounting employees in connection with that inquiry.

Corporate Organization

        The  Company  traces  its  history  to the establishment in 1974 of
McGhan Medical Corporation as   a  manufacturer  of  silicone  implant
products   for   plastic   and reconstructive surgery.  In 1977, that
business  was  sold  to  3M.   In  1984,  a  new McGhan Medical Corporation
acquired the assets of 3M's silicone implant product line. In 1985, this entity became a subsidiary of a public company through a merger with a Florida corporation (First American Corporation), and in 1986 the name of that public company was changed to INAMED Corporation in order to better
reflect its involvement in the medical  field.   The  name  was  chosen to
promote the recognition of  the concepts "Innovation and Medicine".

        In December 1998, following approval by the Company's stockholders, INAMED changed its state of incorporation to Delaware in order to have greater latitude in raising capital and conducting acquisitions, and also in order to benefit from a more predictable body of corporate law that is applied to publicly-traded companies.

        The Company now operates through three business units.

        The  U.S.  Plastic  and  Reconstructive Surgery group  consists  of
McGhan Medical Corporation, a California corporation.   In 1998 and early 1999
the Company sold or discontinued a number of smaller business lines which were related to the activities of its U.S. plastic surgery business; it also consolidated the separate activities of CUI Corporation and Flowmatrix Corporation into the management and corporate structure of McGhan Medical. These changes were undertaken to improve manufacturing efficiencies, centralize management and reduce duplicate administrative expenses.

        Inamed  International Corp., a new Delaware corporation, was formed
in December 1998 to hold  all  of  the  Company's   international
manufacturing   and   sales subsidiaries and to direct the activities of the
Company's network of distributors throughout Europe,  the Middle East, South
America  and  the  Asia/Pacific  region.   Its  subsidiaries include McGhan
Limited, an Irish corporation which is engaged in manufacturing, as well as direct sales organizations in England, France, Germany, the Netherlands,
Italy, Spain and Mexico.   During  1998 and early 1999 the Company
discontinued the active operations of its subsidiaries or representative offices in Belgium, Brazil, Hong Kong, Singapore and Russia, as well as silicone raw materials manufacturing (which had been conducted through Chamfield Ltd.) and the European sales headquarters based in Holland.
These  changes  were  undertaken  to  reduce   costs  and  instill  greater
management control and coordination   among   the   disparate   international
subsidiaries   and distributors.

        BioEnterics Corporation is the Company's third business unit. It is engaged in the development, production and marketing of proprietary implantable devices for the bariatric, general and laparoscopic surgery markets for the treatment of serious obesity and gastrointestinal disorders,
and  to  minimize  risks  associated  with surgery.   BioEnterics'  primary
product is the LAP-BAND, Adjustable Gastric Banding System.   During 1998 the
Company began to explore an affiliation with a major medical device manufacturer, in order to better exploit the future potential of this product.

Products and Markets

        Breast   implants  and  related  tissue  expander  products,  which currently comprise approximately 90% of the Company's consolidated sales, are used for reconstruction following total or partial removal
(mastectomy) of tissue as the result of breast cancer, or for augmentation in cosmetic surgery.

        Breast Implant Products. All breast implants consist of a silicone elastomer (rubber) shell filled with either saline solution (salt water) or silicone gel. In order to meet each woman's individual needs, most breast implants are produced in a wide variety of shapes and sizes. The shape of
breast implants  can  be  either  round  or  anatomical.   Round  breast
implants generally give a woman a round curve in the upper part of her breasts, while anatomical breast implants are more likely to give the
woman  a  gentle  slope  which is shaped more like a natural breast.   Both
types of implants are designed to increase breast size. The surface construction of the finished implants provides the surgeon the opportunity to select from a smooth silicone or a textured surface sold under the BioCell or MicroCell tradenames.

        In January 1992 the Food and Drug Administration ("FDA") requested that all U.S. manufacturers stop selling their silicone gel-filled
implants   as  a voluntary action and that surgeons refrain  from implanting the devices in patients pending further review of information relating to the safety of the products. Furthermore, in April 1992 the FDA announced that silicone gel-filled breastimplants would be available only under controlled clinical studies. Accordingly, through 1997 the Company marketed and distributed its silicone gel-filled breast implants only outside the United States,and marketed and distributed saline-filled breast implants both in the United States and abroad. Since April 1998 the Company has been selling certain styles of its silicone gel-filled breast implants in the United States as part of an adjunct study for reconstructive and revision surgery.

        Breast reconstructive surgery is the process by which a surgeon recreates or reconstructs a woman's breast following a mastectomy.
According to a member survey published by the American Society of Plastic and Reconstructive Surgeons ("ASPRS"), in 1997 approximately 50,000 reconstruction procedures were performed, as compared with approximately
29,000 in 1992. The Company believes that the aging U.S. population and the increased awareness among middle-aged and older women in the United States of
the dangers and incidence of breast cancer will lead to increased   numbers
of  mastectomies  and  corresponding  increases  in opportunities for
reconstructive breast implants.   In  addition,  in  October 1998 a federal
law was signed that mandates nationwide insurance coverage of reconstructive surgery following a mastectomy. Historically, not all health insurers covered this procedure.

        Breast augmentation is the process by which breast implants are used to enhance the size or shape of a woman's breast for cosmetic reasons. According to the ASPRS,approximately 122,000 women had augmentation surgery in 1997, as compared to approximately 32,000 in 1992. Typical recipients of breast implants for augmentation purposes are women aged 18 to 50 with
moderate to upper-moderate incomes.   The Company believes that the large
proportion of the U.S. population currently aged 25 to 40 will result in increased demand for breast implant augmentation surgery in the coming years.

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

        Breast implant surgery is performed in an outpatient operating room, either in the surgeon's office or at a hospital. If done for augmentation purposes, the surgery is typically performed on an outpatient basis and general anesthesia is most commonly used, although local
anesthesia may be an option.   Augmentation surgery usually lasts one to two
hours during which the surgeon makes an incision and creates a pocket for the implant. Finally, the incision is closed with stitches and tape. Reconstructive surgery generally occurs in a hospital and can often require more than one operation over a period of several months.

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

        The Company manufactures and markets its BioSpan? tissue expander product line that utilizes the BioCell textured surface which allows more precise surgicalplacement. Use of the BioSpan tissue expander surface decreases the risk of severe contraction of the tissue capsule around the implant. The Company produces the BioDimensional system for breast reconstruction following radical mastectomy procedures. The BioSpan tissue expanders and BioCell breast implants used for this system were designed using computer-assisted modeling to determine the ideal dimensions.
Computer imaging programs were also used to evaluate the expected aesthetic results. The BioDimensional system matches the specific size tissue expander to the breast implant that will be used for the breast reconstruction procedure.

        Obesity and General Surgery Products. Through its BioEnterics Corporation subsidiary, the Company develops, manufactures and markets two patented devices for the treatment of obesity: the LAP-BAND Adjustable
 Gastric   Banding   System   and  the  BioEnterics Intragastric Balloon (BIB)
System. In 1998 approximately $12 million of these products were sold to surgeons and hospitals, primarily in Europe and Australia, as compared to $9.3 million in 1997. The LAP-BAND System is currently undergoing clinical trials in the United States. BioEnterics also produces the patented
EndoLuminar   II   and  MicroEndoLumina?  Transillumination   Systems   for
increasing visibility during laparoscopic procedures, and is developing an Anti-Reflux Prosthesis for the laparoscopic treatment of gastroesophageal reflux disease.

        People who are 100% over one's ideal weight or 100 pounds or more overweight are considered severely or morbidly obese. Morbid obesity is life threatening, leading to cerebrovascular diseases, cardiovascular diseases, diabetes and other health problems. In the United States it is estimated that there are 3.1 million to 9.3 million adults who are morbidly obese. In Europe it is estimated that there are 2.5 million to 7.4 million adults who are morbidly obese. On a worldwide basis it is estimated that approximately 1% to 2% of the population is morbidly obese.

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

        Surgeons have also created alternate procedures for weight loss that only restrict passage of food through the stomach, such as the vertical banded gastroplasty. In this procedure, a non-adjustable band and staples are used to create a pouch at the top of the stomach that holds a small amount of food. By delaying the emptying of food from the pouch, the small outlet in the bottom of the pouch causes a feeling of fullness and restricts the amount of food which can be eaten at one time.

        The LAP-BAND System is an advanced form of gastric banding used to
treat morbid obesity. During   the   operation,   the   adjustable  silicone
elastomer band is laparoscopically placed around the upper part of the stomach, making a small pouch. Most importantly, with the LAP-BAND System the physician can easily adjust the amount of food which the patient can eat through non-surgical modification of the pouch and outlet size, fine-tuning the rate of individual weight loss. There is no need for large incisions and open wounds. No cutting or stapling of the stomach is required and there is no by-passing of the stomach or intestines. If necessary, the band may be removed laparoscopically, completely reversing the procedure.

        The LAP-BAND System has begun to achieve widespread acceptance in Europe and Australia, with approximately 20,000 units implanted since 1995. It is currently undergoing clinical trials in the United States, with complete submission of the pre-marketing approval application to the FDA expected in early 2000.

        The BIB System is a short-term therapy,  designed for patients who must reduce weight either: a) in preparation for surgery, whether for the LAP-BAND? System or any other surgery which needs to be performed on an obese patient, or b) for moderately obese patients in conjunction with a diet and behavior modification program. The BIB System is a silicone elastomer balloon which is filled with saline after insertion into the patient. Placement in the stomach is non-surgical, usually requires only 20 to 30 minutes and is performed on an out-patient basis by an endoscopist, using local anesthesia. The BIB contains a self-sealing valve which allows  for  personalized adjustment of the volume from 400 ml to 700  ml
(the  size of a large grapefruit), either at the time of placement or later.
When the BIB is  deflated,  it  can  easily   be  removed  endoscopically.  The
Company anticipates beginning clinical trials for the BIB? System in the United States in the second half of 1999.

        The  EndoLumina  and  MicroEndoLumina   Systems  are  illuminated
medical devices used to light internal organs during various types of general surgery. The primary uses are to aid in surgery of the esophagus, rectum and other structures. In some operations it replaces an endoscope as a source of light within the body. Unlike an endoscope, the EndoLumina emits a cool light and does not risk burning the tissue. The EndoLumina System was licensed by the Company and recently redesigned to improve its illumination and
durability.   It  includes a detachable sterile tip, which is provided for one-
time use. In 1997 the EndoLumina? System received 510(k) approval from the FDA for the new design, which is now being marketed in the U.S. and internationally.

        The  Anti-Reflux  Prosthesis  (ARPT)  is  designed  to   be  placed
laparoscopically to prevent gastroesophageal reflux disease, or GERD. GERD results in chronic injury to the inner lining of the esophagus, causing pain, inflammation and sometimes scarring and difficulty in swallowing. An improvement of a previously-marketed device, the ARPT is designed to facilitate a less traumatic and more durable procedure.

        The LAP-BANDr System, BIBr System and ARPr are investigational devices in the United States, limited to use within clinical studies approved by the FDA.

        During the past three years, the Company's proprietary products accounted for approximately 98% of annual net sales.

Marketing

        In the United States, the Company's products are sold to plastic and reconstructive surgeons,cosmetic surgeons, facial and oral surgeons, dermatologists, outpatient surgery centers and hospitals through the Company's own staff of direct sales people and independent distributors. The Company reinforces its sales and marketing program with telemarketing, which produces sales by providing follow-up procedures on leads and distributing product information to potential customers. The Company supplements its marketing efforts with appearances at trade shows and advertisements in trade journals and sales brochures.

        The Company sells its products directly and through independent distributors in more than forty countries worldwide, including Europe, Central and South America, Australia and Asia. Those sales are managed through regional sales and marketing employees and, in certain countries, through a direct sales force.

        During the past three years, no customer accounted for more than 5% of the Company's revenues.

Competition

        The Company's sole significant competitor in the United States is Mentor Corporation. All other major competitors discontinued production of breast implants in 1992 largely as a result of regulatory action by the FDA and the ensuing wave of litigation by women alleging injury from their
breast implants.   Internationally, the Company competes with several other
manufacturers, including Mentor Corporation, Silimed, Laboratories Sebbin, L.P.I., P.I.P. and NovaMed. Several of these manufacturers have received 510(k) approval from the FDA to market saline breast implants in the United States. The Company believes that in 1998 these companies accounted for less than 3% of domestic sales of breast implant products.

        The Company believes that the principal factors permitting its products to compete effectively with its competitors are its high-quality product consistency, its variety of product designs, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with the Company's products and their respective brand names, and the Company's ability to identify, develop and/or obtain license agreements for patented products embodying new technologies. The Company seeks to avoid marketing its products on the basis of price, although when necessary or appropriate it will do so.

Research and Product Development

        A qualified staff of over 50 doctorates, scientists, engineers and technicians work in material technology and product design as part of the Company's research and development efforts. In addition, the Company is directing its research toward new and improved products based on scientific advances in technology and medical knowledge together with qualified input
from the surgical profession.   The  Company  incurred  $9.4  million,  $8.9
million and $5.7 million in 1998, 1997 and 1996, respectively, on its research and development efforts. These expenditures represented 7%, 8% and 6% of sales in 1998, 1997 and 1996, respectively.

Patents and License Agreements

        The Company currently owns or has exclusive licenses covering more than 40 patents throughout the world.

        It  is  the Company's policy to actively seek patent protection for
its products and/or processes when appropriate.   The  Company  developed  and
currently owns patents and trademarks for both the product and processes used to manufacture reduced diffusion breast implants and for the resulting barrier coat breast implants. Intrashiel is the Company's registered trademark
for the products using this technology.   Beginning  in  1984,  such  patents
were granted in the United States and various European countries. In addition, trademarks for these products have been granted in the United States and France. The Company has license agreements allowing other companies to manufacture products using the Company's select technology, such as the Company's patented Intrashiel process, in exchange for royalty and other compensation or benefits.

        The Company's other patents include those relating to its breast implants, tissue expanders, textured surfaces, injection ports and valve systems, and obesity and general surgery products. The Company also has various patent assignments or license agreements which grant the Company the right to manufacture and market certain products.

        Substantially all of the patents relating to products which generate significant revenue have at least five years remaining until expiration.

        During 1998 the Company undertook a review of its portfolio of patents and licenses and determined in several situations that either the patent had expired or was invalid, or that the licensor had breached its obligations. Accordingly, the Company is no longer paying several million dollars in annual royalties under certain license agreements and instead is now engaged in litigation with various licensors over its future obligations and whether it is entitled to recover past royalties which were paid. The Company is also considering suing various manufacturers and other parties which it believes have been infringing on the Company's intellectual property.

        Although the Company believes that its patents are valuable, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staff, and trade secret information with respect to its manufacturing processes, materials and product design, have been equally important in maintaining proprietary product lines.

        As a condition of employment, the Company and its subsidiaries require all employees to execute a confidentiality agreement relating to proprietary information and patent rights.

Manufacturing; Raw Materials

        The Company manufactures its silicone devices and products under controlled conditions. The manufacturing process is accomplished in conjunction with specialized equipment for precision measurement, quality control, packaging and sterilization.  Quality control procedures begin with the Company's  suppliers  meeting  the Company's standards of
compliance.   The Company's in-house quality control procedures begin  upon the  receipt  of raw components and materials and continue throughout
production,  sterilization  and final packaging.   The  Company maintains
quality control and production records of each product manufactured  and
encourages the return of any explanted units for analysis.   All  of the
Company's domestic activities are  subject  to  FDA regulations and guidelines,
and the  Company's  products   and  manufacturing  procedures  are  continually
monitored and/or reviewed by the FDA. In 1997 the FDA conducted a review of the Company's main U.S. manufacturing facilities, and in 1998 the FDA conducted reviews of the Company's BioEnterics and International manufacturing facilities; in all instances the FDA notified the Company that it was in compliance with applicable good manufacturing practices.

        Since the 1992 moratorium by  the FDA on silicone gel-filled breast
implants and the ensuing litigation,  traditional  major  commercial   suppliers
of silicone raw materials have ceased to supply implant or medical grade materials to the Company and other medical device manufacturers. Under guidelines established by the FDA, the Company has been successful in using other companies to meet its silicone raw material needs, but at higher prices. For the past few years, the Company has also devoted resources to develop its own raw materials manufacturing capability through its Chamfield Ltd. subsidiary in Ireland, which has been supplying much of the Company's raw materials needs for international production. In late 1998, the Company entered into a strategic alliance with a privately-held specialty chemical company, whereby that company will become the Company's exclusive supplier of silicone raw materials and take over the operation of the Company's Irish raw materials facility. This alliance includes favorable long-term pricing, reduction of the overhead previously associated with the in-house manufacturing, and closer technical support for such initiatives as just-in-time inventory and new product development.  This alliance also provides the Company with
the  technical  expertise   necessary  to  become  a  vertically-integrated
manufacturer of virtually all of its silicone raw material needs in the event the supplier is unable to meet the Company's requirements due to a major
catastrophe.   There can be no assurance that there will not be periodic
disruptions in the source of supply or the quantities needed due to regulatory or other factors.

Limited Warranties

        The Company makes every effort to conduct its product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, the Company occasionally receives communications from surgeons or patients with respect to various products claiming the products were defective and have resulted in injury to the patient. The Company provides a limited warranty to the effect that any product that proves defective will be replaced with a new product of comparable type without charge.

        In certain situations the Company also provides limited financial assistance to cover non reimbursed operating room or surgical expenses. The costs of this program are periodically reviewed to ascertain whether adequate reserves for future claims are being maintained. The Company reserves the right to make changes to this financial assistance policy from time to time.

Government Regulations

        All of the Company's silicone implant products manufactured or sold in the United States are classified as medical devices subject to regulation by the FDA. FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and other general controls. Class II devices are subject to performance standards in addition to general controls. A notification must be submitted to the FDA prior to the commercial sale of some Class I and all Class II products. Class III devices require the FDA's Pre-Market Approval (PMA) or an FDA Investigational Device Exemption (IDE) before commercial marketing to assure the products' safety and effectiveness. Class II products are subject to fewer restrictions than Class III products on their commercial distribution, such as compliance with general controls and performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product. The Company's illumination products are classified as Class II devices. Tissue expanders are currently proposed to be classified as Class II devices. The Company's breast implant products are classified as Class III devices. The Company's obesity and anti-reflux products are classified as Class III devices.

        In the ongoing process of compliance with applicable laws and regulations, the Company has incurred, and will continue to incur, substantial costs which relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format required by the FDA. Further, the FDA has published a schedule which permits the data required for PMA applications for saline-filled
implants  to  be  submitted   in  phases, beginning with preclinical data that
was due in 1995, and ending with final submission of prospective clinical data in 1998. Although the FDA did not, as anticipated, call for final PMA applications to be submitted prior to the end of 1998, the Company has completed all of the required clinical studies and is prepared to meet a call
for the final PMA for saline-filled  implants.   The  Company  currently
anticipates that such a call will be made in the second  quarter  of  1999,
although  the  date  for  submission   of   PMA applications may be further
extended by the FDA. Neither the timing of such PMA application nor its acceptance by the FDA can be assured, irrespective of the time and money that the Company has expended. Should the Company's PMA application for saline-filled implants not be filed timely or be denied, it would have a material adverse effect on the Company's operations and financial position. The Company will decide on a product-by-product basis whether to respond to any future calls for PMAs and regulatory requirements, requested response or Company action. The cost of any such potential PMA filings is unknown until the call for a PMA occurs and the Company has an opportunity to review the filing requirements.

        In late 1998 the Company received FDA approval for an IDE to begin a clinical trial for silicone gel-filled implants for augmentation surgery.
In January 1999 the Company began that trial, which is expected to take several months to become fully enrolled. Assuming the current regulatory framework remains unchanged, the Company anticipates filing a PMA based on that clinical trial by 2002.

        The Company is currently conducting a clinical study of the LAP-BAND System in the United States under an Investigational Device Exemption
(IDE) granted by the  FDA. The Company anticipates   beginning  clinical
studies  of  the  BIB  System  and  the Anti-Reflux Prosthesis in the United
States in the second  half  of  1999.    The  Company  plans  to submit the
results of the studies as part of PMAs for these products.

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

Employees

        As of December 31, 1998, the Company had 862 employees, of which 604 were in the United States and 258 were at international operations. Except for the Company's manufacturing facility in Ireland, none of the Company's employees are represented by a labor union. The Company offers its employees competitive benefits and wages comparable with employees for the type of business and the location/country in which the employment occurs. The Company considers its employee relations to be good throughout its operations.


ITEM 2. PROPERTIES.

        The Company leases all of its office, manufacturing and distribution facilities, as follows: Carpinteria, California (61,000 square feet), Santa Barbara, California (187,000 square feet), Arklow County, Wicklow, Ireland (53,000 square feet). In addition, the Company has leases for space in Las Vegas, Nevada and The Netherlands which it no longer uses for its operations.

        The Company's international sales offices, located in Germany, Italy, United Kingdom, France, Netherlands, Spain and Mexico lease office and warehouse space ranging from 1,500 square feet to 8,900 square feet.

        The Company believes its facilities and the facilities of its subsidiaries are generally suitable and adequate to accommodate its current operations.


ITEM 3. LEGAL PROCEEDINGS.

Breast Implant Litigation

        Final Order of Settlement. Prior to the final settlement order issued by federal Judge Sam C. Pointer, Jr. of the United States District Court for the Northern District of Alabama, Southern Division on February 1, 1999, INAMED and its McGhan Medical and CUI subsidiaries were defendants in tens of thousands of state and federal court lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implant products (both silicone gel-filled and saline) which were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed.

        On March 3, 1999 the statutory 30-day period for filing appeals expired, with no notices of appeal being filed with the Federal District Court within that period. As a result, by June 2, 1999 the Company will be required to fund the $25.5 million promissory note which was previously issued to the court-supervised escrow agent on behalf of the plaintiff class. The Company has the ability to meet that funding obligation from a combination of both cash on hand and the proceeds to be received upon the exercise of certain warrants which were issued in contemplation of this event. An additional $3 million of funding will be needed by June 2, 1999 to purchase the 426,323 shares of common stock which were issued in September 1998 to the court-supervised escrow agent as part of the consideration for the settlement. Those funds will be provided directly by the Company's senior noteholders.
The Company had assigned its right to purchase that stock to its senior noteholders in April 1998, at the time the settlement agreement was signed.

        Current  Product  Liability  Exposure.   Currently,  the  Company's
product liability litigation relates almost entirely to saline products which were implanted after the 1992 FDA moratorium on silicone gel-filled implants went into effect. These cases are being handled in the ordinary course of business and will not have a material financial impact on the Company. Outside the United States, where the Company has been selling silicone gel-filled implants without interruption, and where the local tort systems do not encourage or allow contingency fee arrangements, the Company has only a minimal number of product liability lawsuits and no material financial exposure.

        History of the Litigation Settlement.  Beginning in 1992  with  the
FDA moratorium on silicone gel-filled implants, a torrent of litigation was filed against the manufacturers. The alleged factual basis for typical lawsuits included allegations that the plaintiffs' silicone gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint
swelling  and  chronic  fatigue.   The  Company  opposed plaintiffs' claims
in these lawsuits and other similar actions and has continually denied any wrongdoing or liability. In addition, the Company believes that a substantial body of medical evidence exists which indicates that silicone gel-filled implants are not causally related to any of the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and  disease (some critics, however, have assailed the methodologies of these
studies).   Most recently  in  December  1998,  a  science  panel  of
independent experts appointed by Judge Pointer reached the same conclusion. Nevertheless, the immense volume of lawsuits created a substantial burden on the Company, both in terms of ongoing litigation costs and the expenses of settlement, in addition to the inherent risk of adverse jury verdicts in cases that could not be resolved by dismissal or settlement.

        Beginning in 1994 the Company sought to resolve breast implant litigation by participating in a proposed industry-wide class action settlement (the "Global Settlement") of domestic breast implant litigation. At that time, the Company petitioned  the Court to certify the Company's portion of the Global Settlement as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), meaning that claimants could not elect to "opt out" from the class in order to pursue individual lawsuits against the Company. Negotiations with the plaintiffs' negotiating committee over mandatory class treatment were tabled, however (and the Company's petition consequently not ruled upon), when an unexpectedly high projection of current disease claims
and the  subsequent  election  of Dow Corning Corporation to file   for
protection   under  federal  bankruptcy  laws  necessitated  a substantial restructuring of the Global Settlement.

        In late 1995, the Company agreed to participate in a scaled-back Revised Settlement Program ("RSP") providing for settlement, on a non-mandatory
basis,  of  claims by domestic claimants who were implanted   before  January 1,
1992 with silicone gel-filled implants manufactured by the Company's, McGhan Medical subsidiary, and who met specified disease and other criteria. Under the terms of the RSP, 80% of the settlement costs relating to the Company's McGhan Medical implants were to be paid by 3M and Union
Carbide  Corporation, with the remaining 20% to be paid by the Company.
However, because the RSP did not provide a vehicle for settling claims other than by persons who elected to participate, and because of continuing uncertainty about the Company's ability to fund its obligations under the RSP in the absence of a broader settlement also resolving breast implant lawsuits against the Company and its CUI subsidiary which would not be covered by the RSP, the Company continued through 1996 and 1997 to negotiate with the PNC in an effort to reach a broader resolution through a mandatory class. The PNC was advised in these negotiations by its consultant, Ernst & Young LLP, which at the PNC's request conducted reviews of the Company's finances and operations in 1994 and again in 1996 and 1997.

        On  April 2, 1998, the Company and  the  Settlement  Class  Counsel
executed a formal settlement  agreement   (the   "Settlement  Agreement"),
resolving, on a mandatory, non-opt-out basis, all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993. The Settlement Agreement was preliminarily approved by the Court on June 2, 1998. The Court also issued an injunction staying all pending breast implant litigation against the Company (and its subsidiaries) in federal and state courts. The Company believes that this stay has alleviated the significant financial and managerial burden which these lawsuits had placed on the Company.

        Terms and Conditions of the Settlement Agreement. Under the Settlement Agreement, $31.5 million of consideration, consisting of $3 million of cash, $3 million of common stock and $25.5 million principal
amount   of   a   6%  subordinated  note  were  deposited  in  a
court-supervised escrow account in September 1998. Thereafter, the Court authorized the mailing of a notice of the proposed Settlement to all class members and scheduled a fairness hearing, which was held on January 11, 1999.

        Now that the Court has granted final approval of the Settlement and that final order has become non-appealable, once the Company completes its funding obligations (by June 2, 1999) the consideration held in the escrow account will be released to the court-appointed settlement office for distribution to the plaintiff class in accordance with an allocation plan to be determined by the Court in proceedings to be held in mid-1999.

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

        The application for preliminary approval included evidentiary submissions by both the Company and the plaintiffs addressing requisite elements for certification and approval, including the existence, absent settlement, of a "limited fund" insufficient to respond to the volume of individual claims, and the fairness, reasonableness and adequacy of the Settlement. In connection with a fairness hearing held on January 11, 1999, the Company and the plaintiffs submitted additional materials to support questions posed by the Court and to answer various objections which had been made.


        Resolution of 3M Contractual Indemnity Claims.   The Settlement was
conditioned on resolution of claims asserted by 3M under a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery
business.   To  resolve these claims, on April 16, 1998 the Company and  3M entered into a provisional agreement (the "3M Agreement") pursuant to which the Company will seek to obtain releases, conditional on judicial approval of the Company's settlement and favorable resolution of any appeals, of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan subsidiary. The 3M Agreement provides for release of 3M's indemnity claim, again conditional on judicial approval of the Settlement and favorable resolution of any appeals, upon achievement of an agreed minimum number of conditional releases for 3M. The 3M Agreement requires that this condition be met or waived before notice of the Settlement is given to the class.

        Under  the  terms of the 3M Agreement (as later amended in  January
1999), the Company paid $3 million to 3M in February 1999, shortly after the Court granted final approval of the Settlement. Also under the terms of the 3M Agreement the Company will assume certain limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3 million to $6 million in total, depending on the resolution of certain cases which were not settled prior to the issuance of the final order.

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

        Ongoing   Litigation  Risks.   Although  the  Company  expects  the
Settlement to end as a practical matter its involvement in the current mass product liability litigation in the United States over breast implants, there remain a number of ongoing litigation risks, including:

        1.      Collateral  Attack.   As  in all class actions, the Company
may be called upon to defend individual lawsuits collaterally attacking the Settlement even after it becomes non-appealable. However, the typically permissible grounds for such attacks (in general, lack of jurisdiction or
constitutionally   inadequate   class   notice   or   representation)   are
significantly narrower than the grounds available on direct appeal.

        2.      Non-Covered   Claims.   The  Settlement  does  not  include
several categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and
lawsuits in foreign  jurisdictions.   The  Company regards lawsuits involving
post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business. Breast implant litigation outside of the United States has to date been minimal, and the Court has with minor exceptions rejected efforts by foreign plaintiffs to file suit in the United States.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 21, 1998, the Company held a Special Meeting of Shareholders (the "Meeting"), whereby the shareholders approved (i) the election of five
(5) directors; (ii) the change of the Company's state of incorporation from Florida to Delaware by means of a merger of the Company with and into a wholly owned subsidiary; (iii) the increase in the number of authorized shares of common stock of the Company from 20,000,000 to 25,000,000; (iv) the authorization of the issuance of up to 1,000,000 shares of Preferred Stock;
(v) the adoption of revised Bylaws; (vi) the provision in the Company's Certificate of Incorporation and Bylaws for advance notice of shareholder proposals and nominations for the election of directors; and (vii) the Company's 1998 Stock Option Plan. The vote on such matters was as follows:

1. Election of Directors


                  Total Vote of Each Nominee    Total Vote Withheld From Each
Nominee
Richard G. Babbitt        8,963,954                         12,097
Ilan K. Reich             8,951,589                         24,462
Harrison E. Bull, Esq.    8,136,054                        839,997
Richard Wm. Talley        8,129,848                        846,203
John E. Williams, M.D.    8,050,298                        925,753

2. The change of the Company's state of incorporation from Florida to Delaware by means of a merger with and into a wholly owned subsidiary:

For                 6,592,836
Against                30,146
Abstaining             35,581
Broker Non-Votes    2,324,174

3. The increase in the number of authorized shares of common stock of the Company from 20,000,000 to 25,000,000:


For                 6,586,150
Against                30,146
Abstaining             35,581
Broker Non-Votes    2,324,174

4. The authorization of the issuance of up to 1,000,000 shares of preferred stock:

For                 6,344,623
Against               231,268
Abstaining             35,720
Broker Non-Votes    2,364,440

5.      The adoption of revised Bylaws:

For                 6,591,672
Against                 5,950
Abstaining             13,989
Broker Non-Votes    2,364,440

6. The adoption of the provision in the Company's Certificate of Incorporation and Bylaws for advance notice of shareholder proposals and nominations for the election of directors:

For                 6,590,176
Against                 7,650
Abstaining             13,785
Broker Non-Votes    2,364,440

7.      The approval of the Company's 1998 Stock Option Plan:

For                 8,665,383
Against               297,942
Abstaining             12,726
Broker Non-Votes            0



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS.

                The Company's common stock trades on the OTC Bulletin Board under the symbol IMDC. The Company's Common Stock was delisted from the Nasdaq SmallCap Market effective June 11, 1997. On March 19, 1999, the Company had 787 stockholders of record. The Company's common stock price at the close of business of March 19, 1999 was $13.00 per share.

                The table below sets forth the high and low bid prices of the Company's common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or
commissions,  and  may  not  necessarily   represent  actual transactions.
No cash dividends have been paid by the Company during such periods.

                High        Low
1997
1st Quarter   $ 8-3/8     $ 5-1/8
2nd Quarter   $ 7-3/8     $ 2-3/4
3rd Quarter   $ 7-7/8     $ 4-1/4
4th Quarter   $ 5-1/4     $ 3

                High        Low
1998
1st Quarter   $ 5-3/4     $ 3-1/8
2nd Quarter   $ 9-7/16    $ 5
3rd Quarter   $ 8-5/8     $ 5-1/8
4th Quarter   $ 10-1/4    $ 4-5/8


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

                                       Years Ended December 31,
                              (in 000's except share and per share data)

                           1998       1997        1996      1995       1994
Income Statement Data:

Net sales               $ 131,566   $106,381    $93,372    $81,626    $80,385

Restructuring expense      (4,202)        --         --         --         --

Operating income (loss)     8,467     (3,577)    (3,956)    (9,190)    3,578

Litigation settlement          --    (28,150)        --         --        --

Income (loss) before income
  tax expense (benefit) and
  extraordinary charges     5,341    (39,696)    (8,165)    (8,576)    5,007

Income tax expense
   (benefit)               (8,432)(4)  1,881(2)   3,214(1)  (1,683)    2,261

Net income (loss)
 before extraordinary
charges                    13,773    (41,577)   (11,379)    (6,893)    2,746

Extraordinary charges      (1,800)        --         --         --        --

Net income (loss)       $  11,973   $(41,577)  $(11,379)   $(6,893)   $2,746

Net income (loss)
  per share of common
  stock(3)
   Basic                   $ 1.15    $ (4.97)   $ (1.46)   $ (0.91)   $ 0.37
   Diluted                 $ 0.92    $ (4.97)   $ (1.46)   $ (0.91)   $ 0.37

Weighted average
   common shares
   outstanding         10,387,163  8,371,399  7,811,073  7,544,335  7,410,591

(1)  Includes a write-off of domestic deferred tax assets of $2,006.
(2) Includes a provision of $1,000 for the conversion of foreign intercompany accounts to equity.
(3)  The  earnings  per  share amounts for all years  presented  have  been
     restated to comply with the provisions  of  Statement  of   Financial
     Accounting  Standards  No.  128, "Earnings per Share".
(4) Reflects the recognition of a $8,000 deferred tax asset based on future short-term income projections.


                At December 31,
        (in 000's except share and per share data)

                      1998         1997        1996        1995          1994
Balance Sheet Data:

Working capital
  (deficiency)       ($ 988)     $ 6,460     $ 4,510     $( 5,548)     $ 1,088

Total assets         80,707       58,842      65,912       50,385       47,810

Long term debt,
  net of current
  installments       27,767       23,574      34,607          583           51

Subordinated long
  term debt, related
  party                  --        8,813          --           --           --

Stockholders'
  (deficiency)
  equity            (15,625)     (46,689)     (9,908)      (1,704)       4,479

Dividends paid           --           --          --           --           --


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

Results of Operations

Commencing in 1992-with the advent of the mass tort litigation arising from
the Company's silicone gel-filled   breast  implant  products-until   early
1998, the Company's financial performance was adversely impacted by the costs of managing its litigation problems as well as by the costs of improving manufacturing practices and policies in accordance with FDA regulations. In addition, the Company invested significant resources to increase its international sales and market presence. Due to these and other factors, sales grew during that period although expenses grew at a significantly higher rate, leading to a steady deterioration in the Company's financial performance.

In early 1998, a new senior management team was appointed and became focused on two primary objectives: settling the breast implant litigation and making the Company consistently profitable on par with its peers in the medical device industry.

By June 1998, settlement agreements with the plaintiffs' negotiating committee and 3M Corp. had been reached and preliminarily approved by the
Court.   As  part  of  this approval the Court also entered an injunction staying virtually all of the breast implant litigation against the Company, thereby relieving the Company of the substantial monetary and time burdens of defending the tens of thousands of cases in which it was named as a defendant. On February 1, 1999, the Court entered a final order approving the settlement; and on March 3, 1999 the statutory period for
filing appeals expired, with no notices of appeal having been filed.   In
order to reflect the costs of the litigation settlement, the Company took a $28.2 million charge to the 1997 results of operations, in addition to the $9.2 million charge taken in 1993. Management believes that these reserves properly reflect all of the costs of the litigation settlement.


Also in 1998, as the framework for the litigation settlement began to fall into place, the new management team undertook a strategic review of the Company's operations and businesses. Based on that effort a restructuring plan was implemented beginning in the third quarter of 1998. This plan included an approximate 10% worldwide reduction in headcount, the closing of certain administrative offices and the exiting or discontinuance of certain smaller unprofitable product lines. The plan also included a renewed focus on new product development (so as to provide a foundation for future sales growth), and a new emphasis on improving manufacturing efficiencies
and reducing expenses generally.   During  the third and fourth quarters of
1998, a total of $4.2 million was expensed as a restructuring  charge  to
recognize   various   costs   associated   with implementing that plan.

By  the  end  of  1998  the transition from a history of unprofitability to
profitable operations was successfully   accomplished.    Operating   profit
before   restructuring expense-which is defined as income from continuing operations before interest, foreign exchange gains and losses, taxes, litigation settlement and extraordinary charges-was $12.7 million in 1998, as compared to an operating loss of $3.6 million in 1997. Moreover, based on the turnaround in profitability, the resolution of the breast implant litigation and the financing alternatives available to fund the settlement, the Company's independent public accountants, BDO Seidman LLP, removed from their audit report for the 1998 financial statements the "going concern" explanatory paragraph issued in the prior year.

Summary  financial  table.   Set  forth  below  is  a table which shows the
individual components of the Company's actual results of operations, both in dollars (in thousands) and as a percent of net sales;
and including the percentage increase (decrease) from the prior year.

                           1998                1997            1996
                                   % Inc.              %Inc.          %Inc.
(in 000's)
Sales                   131,566   23.7%      106,381   13.9%   93,372  14.4%
Cost of Goods Sold       47,954   27.4%       37,643    6.7%   35,295  17.0%

Gross Profit             83,612   21.6%       68,738   18.4%   58,077  12.8%
As a % of sales            63.6%                64.6%            62.2%

Marketing                33,364   11.2%       30,002   19.6%   25,088    7.0%
As a % of sales            25.4%                28.2%            26.9%
G&A                      28,213  -15.7%       33,450    7.0%   31,252   -4.8%
As a % of sales            21.4%                31.4%            33.5%
R&D                       9,366    5.7%         8,863  55.7%    5,693   29.6%
As a % of sales             7.1%                 8.3%            6.1%
Restructuring expense     4,202  100.0%            -              -
As a % of sales             3.2%                 0.0%            0.0%

Operating expenses       75,145    3.9%       72,315   16.6%    62,033    2.3%
As a % of sales            57.1%                68.0%             66.4%

Operating income/(loss)   8,467               (3,577)           (3,956)
As a % of sales             6.4%                -3.4%             -4.2%

Litigation settlement        -               (28,150)               -
Net interest expense &
  debt costs             (3,812)              (6,173)           (4,277)
Income (loss) before
  income taxes and
  extraordinary charges   5,341              (39,696)           (8,165)




        Sales. While the Company's revenues are subject to adjustments due to changes in price or volume of units sold, revenue increases from 1996 through 1998 were primarily a result of increased volume. Based on publicly available information, the Company believes that the markets for its products are growing, and that it is increasing its market share in relation to competitors.

        Sales in the United States accounted for 65%, 63% and 65% of total net sales in 1998, 1997 and 1996, respectively. International sales accounted for 35%, 37% and 35% of total net sales in 1998, 1997 and 1996, respectively. The accelerated growth in 1998 in U.S.sales was due primarily to the introduction of silicone gel-filled implants for reconstructive and revision surgery, which improved the overall sales mix, as well as increased sales of the Company's anatomical and smooth-shaped breast implants.

        Cost of goods sold. The largest factors in the variation from year to year in cost of goods sold as a percentage of net sales are the cost of raw materials and the yield of finished goods from the Company's manufacturing facilities. Both factors were fairly stable from 1996 through 1998. In late 1998 the Company entered into a long-term strategic alliance with its largest supplier of raw materials, which should result in improved cost savings in the coming years.

        Marketing   expenses.    The  increase  in  marketing  expenses  is
generally correlated to increased sales, based on commissions to sales representatives and other payments to third parties with sales-based payment arrangements. Marketing expenses are also affected by the overhead associated with supporting various sales and marketing functions, and by
participation  in trade conventions and shows. In   1998,   the  Company
began its efforts to reevaluate and, where appropriate, reduce these expenses through budgeting and planning. As a result, marketing expenses declined as a percentage of sales to 25% in 1998 from 28% in 1997 and 27% in 1996.

        General and administrative expenses. G&A expenses are affected by overall headcount in various administrative functions and the legal, accounting and other outside services which were necessary to defend the Company in the breast implant litigation and negotiate a settlement. Also, in 1997 G&A expenses were affected by the legal and accounting costs
necessary to complete the audits for 1996 and  1997.   The  number and cost
for employees engaged in general and administrative positions increased in 1997 and early 1998, at a rate greater than the increase in gross profit
dollars. However,   beginning   with   the   implementation   of   new
management's restructuring plan in mid-1998, these were reduced; thereby resulting in the significant decline in general and administrative expenses for 1998 as compared to 1997. As a result, G&A expenses declined as a percentage of sales to just 21% in 1998 from 32% in 1997 and 33% in 1996.

        Research  and  development  expenses.   R&D  expenditures increased
slightly for 1998 as compared to 1997; while as a percentage of sales, R&D expenses were 7% in 1998 as compared to 8% in 1997 and 6% in 1996. The Company invested $3.5 million, $2.4 million and $1.5 million at its BioEnterics subsidiary in connection with the development of obesity products.
Now that that business unit has begun to achieve profitability, the Company anticipates that overall R&D expenditures will be lower as a
percentage of sales in the coming years.   In  1998, the Company began
considering various options to seek a partner to assist in the development of BioEnterics' business.

        Interest expense. Net interest expense declined from $6.2 million in 1997 and $4.3 million in 1996 to $3.8 million in 1998 due to lower overall debt and reduced penalty charges, as detailed below. Net interest expense of approximately $6.2 million in 1997 was impacted by the incurrence of penalty charges totaling $1.6 million due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued earlier that year, offset by a reduction in interest expense due to the retirement of $15 million of the 11% senior secured convertible notes with the proceeds that had been held in an escrow account. Additionally, in 1997 the Company accrued (but did not pay) interest on approximately $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of the year to fund its working capital needs.
In July 1998, the Company converted all of those 10.5% subordinated notes into common stock; and as of April 1998 all of the 4% debentures were converted into common stock and the Company is no longer incurring any penalty charges. Also, in September 1998 the Company refinanced its $19.6 million of senior debt to increase the maturity from March 1999 to September 2000, and also borrowed $8 million, at 10% interest rate, until the same date.

        Foreign currency  translation  loss.   Historically  the  Company's
subsidiaries have incurred significant intercompany debts (totaling more than $29 million for non-U.S. subsidiaries), which are eliminated in the
consolidated  financial  statements.   However,  those intercompany debts,
which are denominated in various foreign currencies, give rise to translation adjustments. In 1998, the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and concluded to convert substantially all of the non-U.S. intercompany debts (particularly in countries with volatile local currencies) to the capital of the respective subsidiaries. The fourth quarter of 1997 included a provision of $1 million for expenses arising from those debt conversions. Beginning in 1999, virtually all of the Company's sales will be denominated in either dollars or euros, and the Company is considering a hedging program to provide protection against fluctuations in the euro in relation to budgeted sales.

        Operating Income (Loss). The operating loss for 1997 reflected the significant selling, general and administrative expenses which the Company bore under prior management. Beginning in 1998 the new senior management team undertook a restructuring program which was designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. The positive results of that program are reflected in the $12.7 million of operating profit (excluding restructuring expense) for 1998.

        Income Tax Expense (Benefit). The tax expense in 1997 pertained primarily to foreign operations. In 1998 the Company had an income tax benefit of $8.4 million which primarily pertained to the recognition of an $8 million deferred tax asset based on an estimate of short-term future forecasted taxable income. The Company has a remaining deferred tax asset of approximately $15.5 milion which has a 100% valuation allowance.

Financial Condition

        Liquidity. During 1998, the new senior management team focused on reversing the significant negative cash flow of the prior two years. Based on the operating profit and net income for 1998 and improved inventory turns, net cash provided by operating activities totaled $2.7 million for 1998, as compared to net cash used in operating activities of $13.9 million and
$19.2 million for 1997 and 1996, respectively.   The  swing  from  using
cash in operating activities to providing cash from operating activities, totaling approximately $16.6 million, is the result of the efforts which were undertaken to reduce costs and inventory and thereby improve cash flow. As further reductions in cost of goods, G&A and R&D outlined above continue to take effect, the Company believes that cash flow from operations will continue to improve.

        The Company has funded its cash needs from 1996 through 1998 through a series of debt and equity transactions, including:

  $35 million of proceeds received upon the issuance of 11% senior secured convertible notes in a private placement transaction completed in January 1996. Of the proceeds received, $14.8 million was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior noteholders, in exchange for warrants to purchase $13.9 million of common stock at $8.00 per share (subsequently adjusted to $7.50 per share). The conversion price of the 11% senior secured convertible notes was originally $10 per share. In July 1997, the Company and the senior noteholders agreed to change the conversion price to $5.50 per share at 103% of the principal balance as part of an overall restructuring plan which included the waiver of past defaults. In
September 1998 the Company and the senior Noteholders agreed to extend the maturity of this debt from March 31, 1999 to September 30, 2000 and to exchange this debt for non-convertible junior secured debt and warrants to purchase common stock at $5.50 per share. Under certain circumstances, the interest rate of these notes can be reduced to 9%. At December 31, 1998, $19.6 million of the 11% senior notes was outstanding.

  $3 million of proceeds received in June 1996 upon the sale of 344,333 shares of common stock in a Regulation S transaction to non-U.S. investors, at a price of $8.7125 per share.

  $5.7 million of proceeds received in January 1997 upon the issuance of $6.2 million principal amount of 4% convertible debentures, due January 30, 2000. These debentures were convertible at 85% of the market price of the common stock less an additional discount of 6%. As of April 6, 1998, all of these debentures had been converted into an aggregate of 1,724,017 shares of common stock at prices ranging from $2.60 to $4.44 per
share.   No debentures are currently outstanding.

  $9.9 million of proceeds received periodically from April 1997 until January 1998 from an entity affiliated with the Company's former chairman. That indebtedness was denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes were junior in right of payment and liquidation and, accordingly, no interest or principal payments were made with respect
thereto.   In  July  1998  the Company and its former chairman agreed to convert all of the 10.5% subordinated notes (including accrued interest) into 860,000 shares of common stock and a warrant to purchase 260,000 shares at $12.40 per share. At the time, the Company's common stock was trading at approximately $7.50 per share.

 $8 million of proceeds received in September 1998 from the issuance of the Company's 10% senior secured notes, due September 30, 2000. Under the terms of that loan, $3 million was placed in a court-supervised escrow account to satisfy the Company's deposit obligation under the settlement agreement for the breast implant litigation, and the balance was reserved for allocation to specific working capital and capital expenditure projects.

        Previously, the Company's Dutch subsidiary had a line of credit with a major Dutch bank, which was collateralized by the accounts receivable, inventories and certain other assets of that subsidiary. As part of the restructuring program undertaken in 1998, that line of credit was repaid in its entirety and cancelled.

        The  Company  currently  has  a  net  operating  loss  ("NOL")  for
financial statement purposes of approximately   $53   million.    The
Company  has  federal   tax   credit carryforwards of approximately $2
million and state NOL and credit carryforwards of approximately $5.2 million and $570,000 respectively. The federal credit carryforward amounts will expire in various years beginning in 2008. If the Company has a change in ownership as defined by Internal Revenue Code Section 382, use of these carryforward amounts could be limited.

        A significant portion of the cost of the litigation settlement expenses discussed in Note 14 will be deductible for federal and state income tax purposes when qualified consideration is deposited in a
court supervised escrow  account.   To the extent the settlement gives rise
to a federal NOL, such NOL may be carried back 10 years.

        The difference between the NOL for financial reporting purposes and federal income tax purposes results from differences in accounting for allowance for returns, accrued litigation settlements and other accrued liabilities and allowances not currently deductible for tax purposes. In 1997 the Company had provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. In 1998 the Company recognized $8 million as an income tax benefit with respect to that NOL carryforward. The $8 million deferred tax asset was recognized based on shot-term future forecasted taxable income. At December 31, 1998 the Company has an approximately $15.5 million deferred ta asset which has a 100% valuation allowance.

        Breast Implant Settlement. Under the terms of the final settlement order entered by the Court on February 1, 1999 with respect to the breast implant litigation, the Company will be obligated to pay the plaintiffs
$25.5 million (plus accrued interest) by June 2, 1999. Previously, in October 1998, the Company had funded a portion of its payment obligation to the plaintiffs by depositing $3 million of cash and 426,323 shares of common stock. While the Company is obligated to repurchase that common stock for $3 million by June 2, 1999, it had assigned that right to the senior noteholders in April 1998 as part of the negotiations leading to the preliminary settlement agreement. Also, in February 1999 the Company paid
$3 million to 3M Corp. in satisfaction of its current obligations under the settlement agreement with that company.

        The Company plans to meet its funding obligation under the settlement agreement in a complete and timely manner from a combination of both cash on hand and the proceeds to be received upon the exercise of certain warrants, which were issued in contemplation of this event. The Company reserves the right to explore utilizing other equity and/or debt financing sources in the public or private markets in order to meet its funding obligation under the settlement agreement and to repay or refinance its existing senior debt.

Capital Expenditures

        Expenditures on property and equipment approximated $3.7 million in
1998, compared to $5.1  million  in 1997 and  $4  million  in  1996.   The
majority of the expenditures in each year were for building improvements, computer equipment and production equipment to increase capacity and
efficiency.    During   1999   and   2000  the  Company  expects  to  spend
approximately $4 million annually on various capital projects, including management information systems and improvements to manufacturing
capabilities and new manufacturing facilities.   Funding  for these capital
expenditures is expected to be through cash provided by operating activities.

Significant Fourth Quarter Adjustments

        During the fourth quarter of the year ended December 31, 1998, the Company recorded significant adjustments which increased net income by $6.2 million. The adjustments were to recognize an extraordinary charge of $1.8 million for the issuance of warrants in the restructuring of the
Company's 11%  notes  (which  occurred  in  the  fourth  quarter).   In
addition, an income tax benefit of $8 million was established to recognize a portion of the benefit expected to be received from the Company's substantial net operating loss carryforward.

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

        The Company's new management has installed procedures to monitor quarterly financial statements to ensure there are minimal adjustments.
These include a review by the Company's independent public accountants of the quarterly financial statements.

Impact of Inflation

        The Company believes that inflation has had a negligible effect on operations over the past four years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

Impact of Year 2000

       The Company has conducted a review to identify which of its computer and other business operating systems will be affected by the "Year 2000" problem and has developed a project plan and schedule to solve this issue. Among the functions and systems impacted could be inventory and accounting systems, electronic data interchange, and mechanical systems operating everything from office building environmental controls to telephone switches and fax machines. The Company is on schedule to be Year 2000 compliant by July 31, 1999. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for Year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations.

The Company is also engaged in communications with its significant business partners, suppliers and customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment of the impact of its Year 2000 issues includes an assessment of the Company's vulnerability to such third parties. The Company is seeking assurances from its significant business partners, suppliers and customers that their computer applications will not fail due to Year 2000 problems. Nevertheless, the Company does not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties and the Company believes that there is a risk that certain of these third parties on whom the Company's finances and operations depend will experience Year 2000 problems that could affect the financial position or results of operations
of the Company.   These  risks  include,  but  are  not  limited to, the
potential inability of suppliers to correctly or timely provide necessary services, materials and components for the Company's operations and the inability of lenders, lessors or other sources of the Company's necessary capital and liquidity to make funds available to the Company when required.

New Accounting Standards

        In  June  1998,  the  Financial  Accounting Standards Board  issued
Statement of Financial  Accounting  Standards  No.  133,  "Accounting   for
Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.
SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

ITEM 7(a).      MARKET RISKS

                Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See Exhibit (a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.

        On  March  11,  1998,  the Company announced the resignation of its
outside auditor, Coopers & Lybrand, L.L.P. as of March 6, 1998.   All
developments and related issues in connection with the resignation of Coopers & Lybrand, L.L.P. are contained in the Form 8-K Current Report of the Company, as filed with the S.E.C. on March 16, 1998, and amended by the Form 8-K/A filed with the S.E.C. on March 27, 1998, which are incorporated herein by reference.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange
Commission within 120 days of the close of the fiscal year ended December 31, 1998.

ITEM 11.        EXECUTIVE COMPENSATION.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The   information   required   in   this   item  is incorporated
herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1998.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)        Consolidated Financial Statements:               Page(s)

              Report of Independent Accountants                F-1
              Consolidated Balance Sheets as of
              December 31, 1998, and 1997                      F-2

              Consolidated Statements of Operations for the
              Years ended December 31, 1998, 1997 and 1996     F-4

              Consolidated Statements of Stockholders'
              Deficiency for the years ended December 31,
              1998, 1997 and 1996                              F-6

              Consolidated Statements of Cash Flows for the
              Years ended December 31, 1998, 1997 and 1996     F-7

              Notes to Consolidated Financial Statements       F-9



(a)(2)        Consolidated Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts  F-34


        All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.


(a)(3)       Exhibits:
Exhibit      Description
2.1          Agreement and Plan of Merger dated as of December 22, 1998 by and between INAMED Corporation and INAMED Corporation (Delaware).
             (Incorporated herein by  reference  to  Exhibit 2.1 of the
             Company's Current Report on Form  8-K filed with the Commission on December 30, 1998.)
3.1          Registrant's Articles of Incorporation, as amended December 22,
             1998.
3.2          Registrant's By-Laws, as amended December 22, 1998.
4.1          Specimen Stock Certificate for INAMED Corporation Common Stock,
             par value $.01 per Share.  (Incorporated  herein  by  reference to Exhibit 3.3 of the Company's Financial Report on Form 10-K
             for the year ended December 31, 1995 (Commission File No. 0-7101).)
4.2          Warrant Agreement dated as of  July 2, 1997 between INAMED
             Corporation and U.S.  Stock Transfer Corporation. (Incorporated
             herein  by  reference  to Exhibit 10.6 of the  Company's  Current
             Report on Form 8-K filed with the Commission on July 9, 1997.)
10.1         Stock Option Plan, together with  form  of Incentive Stock Option
             Agreement and Nonstatutory Stock Option Agreement.
             (Incorporated herein by reference to Exhibit 10.1 of the
             Company's Financial Report  on  Form  10-K for the year ended
             December 31, 1995 (Commission File No. 0-7101).)
10.2         Stock Award Plan.  (Incorporated herein by reference to Exhibit
             10.2 of the Company's  Financial  Report on Form 10-K for the
             year ended  December  31, 1995 (Commission File No. 0-7101).)
10.3         Non-Employee  Directors'   Stock  Option  Plan.   (Incorporated
             herein  by reference to Exhibit 10.3 of the Company's  Financial
             Report  on Form 10-K for the year ended December 31, 1995
             (Commission File No. 0-7101).)
10.4         Form   of   INAMED   Corporation   February  27,  1997  Letter
             Agreement. (Incorporated herein by reference to Exhibit 10.4  of the  Company's Financial Report on Form 10-K for the year ended
             December 31, 1996.)
10.5         Form of INAMED Corporation 4% Convertible Debenture.
             (Incorporated  herein by reference  to  Exhibit  10.5 of the
             Company's Financial Report on Form 10-K for the year ended
             December 31, 1996.)
10.6         Form of Registration Rights Agreement. (Incorporated herein by reference to Exhibit 10.6 of the Company's  Financial  Report
             on Form 10-K for the year ended December 31, 1996.)
10.7         Form of Convertible Debenture Agreement. (Incorporated  herein by reference to Exhibit 10.7 of the Company's Financial Report on
             Form 10-K  for  the  year ended December 31, 1996.)
10.8         Rights Agreement, dated as of June 2, 1997, between INAMED
             Corporation and U.S.  Stock  Transfer  Corporation,  which includes  the  form  of  Rights Certificate as Exhibit A and the
             Summary of Rights to Purchase Common Stock as Exhibit B.
             (Incorporated  herein  by reference to Exhibit 4.1 of the Company's
             Current Report on Form 8-K filed with the Commission on May 23,
             1997.)
10.9         Form of Letter from the Board of Directors of INAMED Corporation to Shareholders to be mailed with copies of the Summary of
             Rights appearing as Exhibit  B  to Exhibit 1 hereto.
             (Incorporated  herein  by  reference  to Exhibit 99.2 of the
             Company's  Current  Report on Form 8-K filed with the Commission on May 23, 1997.)
10.10        Amendment No. 1 to Rights Agreement, dated as of June 13, 1997, between INAMED  Corporation and U.S. Stock Transfer Corporation.
             (Incorporated herein by reference to Exhibit  10.10  of  the
             Company's Financial Report on Form 10-K for the year ended
             December 31, 1996.)
10.11        Letter Agreement dated as of July 2, 1997 by and among INAMED
             Corporation, Appaloosa Management L.P., and Donald K. McGhan.
             (Incorporated herein by reference to Exhibit 10.1 of the
             Company's Current Report on Form 8-K filed with the Commission on July 9, 1997.)
10.12        Second Supplemental Indenture, dated as of July 2, 1997, between
             INAMED Corporation and Santa Barbara Bank & Trust. (Incorporated
             by reference to Exhibit 10.2 of the Company's Current Report on
             Form 8-K filed with the Commission on July 9, 1997.)
10.13        Letter of Representation of INAMED Corporation  dated as of
             July 2, 1997 in favor of holders of 11% Secured Convertible
             Notes due 1999.  (Incorporated herein by reference to Exhibit
             10.3 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997.)
10.14        Consent and Waiver of certain holders of 11% Secured Convertible
             Notes due 1999  dated  as  of  July 8, 1997.  (Incorporated herein by  reference  to Exhibit 10.4 of the Company's Current  Report on
             Form 8-K filed with the Commission on July 9, 1997.)
10.15        Letter executed by Appaloosa Investment Limited Partnership,
             Ferd L.P. and Palomino Fund Ltd. withdrawing the notice of default under the Indenture.
             (Incorporated herein by  reference to Exhibit 10.5 of the
             Company's Current Report on Form 8-K filed with the Commission on July 9, 1997.)
10.16        Amendment No. 2 to Rights Agreement, dated as of July 2, 1997, between INAMED  Corporation and U.S.  Stock  Transfer
             Corporation.   (Incorporated herein by reference  to  Exhibit
             10.7 of the Company's Current Report on Form 8-K filed
             with the Commission on July 9, 1997.)
10.17        Form of Note Purchase Agreement.   (Incorporated  herein  by
             reference  to Exhibit 99.1  of the Company's Current Report on
             Form 8-K filed with the Commission on April 19, 1996.)
10.18        Indenture  between  the  Registrant  and  Santa  Barbara  Bank  &
             Trust, as trustee. (Incorporated herein by reference to
             Exhibit 99.2 of the Company's  Current Report on Form 8-K filed with the Commission on April 19, 1996.)
10.19        Form of 11% Secured Convertible Note due 1999.  (Incorporated
             herein by reference to Exhibit 99.3 of the Company's Current
             Report on Form 8-K filed with the Commission on April 19, 1996.)
10.20        Security  Agreement  between the Registrant and Santa Barbara Bank
             & Trust, as trustee.   (Incorporated  herein  by  reference
             to  Exhibit  99.4  of  the Company's Current Report on Form 8-K
             filed with the Commission on April 19, 1996.)
10.21        Guarantee and  Security  Agreement  between  certain
             subsidiaries  of  the Registrant and  Santa  Barbara  Bank  &
             Trust,  as  trustee.  (Incorporated herein by reference to
             Exhibit 99.5 of the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996.)
10.22        Guarantee  Agreement between certain subsidiaries  of  the
             Registrant  and Santa Barbara Bank  &  Trust,  as  trustee.
             (Incorporated herein by reference to Exhibit 99.6 of the
             Company's Current  Report on Form 8-K filed with the Commission on April 19, 1996.)
10.23        Loan Purchase Agreement between  First  Interstate  Bank  of
             California and Santa Barbara  Bank  & Trust, as trustee.
             (Incorporated herein by  reference  to Exhibit 99.7 of the
             Company's Current Report on Form 8-K dated filed with the
             Commission on April 19, 1996.)
10.24        Escrow Agreement between the Registrant and Santa Barbara Bank
             & Trust, as trustee.   (Incorporated  herein  by  reference  to
             Exhibit  99.8  of  the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996.)
10.25        Escrow Agreement between the Registrant and Santa Barbara Bank &
             Trust, as trustee.   (Incorporated  herein  by  reference  to
             Exhibit  99.9  of  the Company's Current Report on Form 8-K filed with the Commission on April 19, 1996.)
10.26        Settlement Agreement dated April 2, 1998. (Incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on
             Form 8-K filed with the Commission on April 17, 1998.)
10.27        Letter Agreement with Appaloosa Management, L.P. dated April 2,
             1998.  (Incorporated herein by reference to Exhibit 10.27 of the
             Company's Current Report on Form 8-K filed with the Commission on April 17, 1998.)
10.28        Letter Agreement  with  Donald  K. McGhan dated July 8, 1998.
             (Incorporated herein by reference to Exhibit 99.3 of the
             Company's  Current  Report on Form 8-K filed with the Commission on July 14, 1998.)
10.29        Form  of 10% Senior Secured Note due March 31, 1999.
             (Incorporated  herein by reference to Exhibit 99.3 of the
             Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.)
10.30        Note Purchase Agreement Among INAMED Corporation, certain
             purchasers and Appaloosa Management, L.P., as Collateral Agent,
             dated as of September, 30, 1998 (Incorporated  herein  by
             reference  to Exhibit 99.4 of the Company's Current Report on
             Form 8-K filed with the Commission on October 15, 1998.)
10.31        Form of Warrant (Incorporated herein by reference to Exhibit
             99.5 of the Company's Current Report on Form 8-K filed with  the
             Commission on October 15, 1998.)
10.32        Security Agreement by INAMED Corporation and Appaloosa
             Management, L.P., as  Collateral Agent, dated as of September,
             30, 1998 (Incorporated  herein by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed with the
             Commission on October 15, 1998.)
10.33        Guarantee  and  Security  Agreement  between  certain
             subsidiaries  of the Registrant and Appaloosa Management, L.P.,
             as Collateral Agent, dated as of September, 30, 1998
             (Incorporated herein by reference to Exhibit 99.7 of the
             Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.)
10.34        Guarantee  Agreement by certain subsidiaries of the Registrant in favor  of the holders of the Registrant's 10% Senior Secured
             Notes Due March 31, 1999 and Appaloosa Management, L.P., as
             Collateral Agent, dated as of September, 30, 1998 (Incorporated herein  by  reference  to Exhibit 99.8 of the Company's Current
             Report on Form 8-K filed with the Commission on October 15, 1998.)
10.35        Intercreditor  Agreement between Appaloosa Investment
             Partnership I, L.P., as  Collateral Agent and Santa Barbara Bank
             and Trust, dated  as  of September, 30, 1998  (Incorporated herein  by  reference to Exhibit 99.9 of the Company's Current
             Report on Form 8-K filed with the Commission on October 15, 1998.)
10.36        Registration  Rights  Agreement, dated as  of September, 30, 1998
             (Incorporated herein  by  reference  to  Exhibit 99.10 of the
             Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.)
10.37        Amendment No. 3 to Rights Agreement, dated as of September, 30,
             1998  between   INAMED   Corporation  and   U.S.   Stock
             Transfer   Corporation (Incorporated herein by reference  to
             Exhibit  99.11  of the Company's Current Report on Form 8-K
             filed with the Commission on October 15, 1998.)
10.38        Form of 11% Senior Subordinated Secured Note due March 31, 1999
             or September 1, 2000.  (Incorporated herein by  reference  to
             Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
10.39        Subordinated Indenture between INAMED Corporation and Santa
             Barbara Bank and Trust, as Trustee, dated as of November 5,
             1998.  (Incorporated  herein by reference to Exhibit 99.2 of the
             Company's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
10.40        Form of Exchange Warrant. (Incorporated herein by reference to
             Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
10.41        Form of Warrant. (Incorporated herein by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K filed with the
             Commission on November 19, 1998.)
10.42        Subordinated Security Agreement between INAMED Corporation and
             Santa Barbara  Bank  and  Trust,  as  trustee,  dated  as  of
             November  5, 1998. (Incorporated herein by reference to Exhibit
             99.6 of the Company's Current Report on Form 8-K filed with the
             Commission on November 19, 1998.)
10.43        Subordinated  Guarantee and Security Agreement between certain subsidiaries of the Registrant and Santa Barbara Bank and Trust,
             as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.7 of the Company's Current Report on
             Form 8-K filed with the Commission on November 19, 1998.)
10.44        Subordinated Guarantee  Agreement by certain subsidiaries of the
             Registrant in favor of the holders of the  Registrant's  11%
             Senior Subordinated Secured Notes due March 31, 1999 or September
             1, 1999, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.8  of the Company's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
10.45        Registration Rights Agreement INAMED Corporation and Santa
             Barbara Bank and Trust,  as trustee, dated as of November 5,
             1998. (Incorporated  herein  by reference to Exhibit 99.9 of the Company's Current Report on Form 8-K filed with the
             Commission on November 19, 1998.)
10.46        1998 Employee Stock Option Plan.
21           Registrant's Subsidiaries
27           Financial Data Schedule
99.1         Order and Final Judgement Certifying INAMED Settlement Class,
             Approving Class Settlement, and Dismissing Claims against
             INAMED and Released Parties dated February 1, 1999.


        (b)     Reports on Form 8-K:

                Form 8-K dated October 2, 1998
                Form 8-K dated November 5, 1998
                Form 8-K dated December 28, 1998


        SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INAMED CORPORATION



March 26, 1999                  By: /s/ Richard G. Babbitt
                                    Richard  G. Babbitt, Chairman of the Board
                                    and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


/s/ Richard G. Babbitt         Chairman of the Board, Chief Executive Officer
Richard G. Babbitt             and Director (Principal Executive Officer)

/s/ Ilan K. Reich              President and Director
Ilan K. Reich

/s/ Tom K. Larson, Jr.         Vice President, Finance and Administration and
Tom K. Larson, Jr.             Chief Financial Officer (Principal Accounting
                               Officer)

/s/ James E. Bolin             Director
James E. Bolin

/s/ Harrison E. Bull, Esq.     Director
Harrison E. Bull, Esq.

/s/ John F. Doyle              Director
John F. Doyle

/s/ Richard Wm. Talley         Director
Richard Wm. Talley

/s/ David A. Tepper            Director
David A. Tepper

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

The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and test of accounting records and procedures as they considered necessary in the circumstances.

The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to the independent accountants.



/s/ Richard G. Babbitt
Richard G. Babbitt
Chairman, Chief Executive Officer



/s/ Tom K. Larson Jr.
Tom K. Larson Jr.
Vice President, Finance and Administration and
Chief Financial Officer


February 12, 1999




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
INAMED Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of INAMED Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 1998.
We  have  also  audited  the  schedule  listed  in the accompanying index for
the same   periods.    These   financial   statements   and  schedule
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INAMED Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 31, 1998.

BDO Seidman, LLP

New York, New York
February 12, 1999, except
for Note 14 which is as of
March 3, 1999


                      INAMED CORPORATION AND SUBSIDIARIES

                       Consolidated Balance Sheets
                                In (000's)


                                                         December 31,
Assets                                          1998                   1997

Current Assets:
   Cash and cash equivalents               $  11,873            $  1,946
   Trade accounts receivable, net of
     allowances for doubtful accounts and
     returns of $6,158 and $5,221             23,169               13,979
   Related party notes receivable                 --                  129
   Inventories                                17,855               23,117
   Prepaid expenses and other current assets   1,337                1,413
        Income tax refund receivable             726                  472
        Deferred income taxes                  8,000                   --
                                             -------              -------
         Total current assets                 62,960               41,056
Property and equipment, at cost:

   Machinery and equipment                    14,170               12,585
   Furniture and fixtures                      3,418                4,541
   Leasehold improvements                     11,986               10,996
                                             -------              -------
                                              29,574               28,122
Less, accumulated depreciation
  and amortization                           (16,751)             (14,639)
                                             -------              -------
         Net property and equipment           12,823               13,483

Notes receivable, net of allowances of $467    2,769                2,799

Intangible assets, net                         1,015                1,164

Other assets                                   1,140                  340
                                             -------              -------
Total assets                            $     80,707            $  58,842
                                             -------              -------
                                             -------              -------


See accompanying notes to consolidated financial statements.


                           INAMED CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets
                            In (000's except share data)


                                                        December 31,
Liabilities and Stockholders' Deficiency        1998                 1997

Current liabilities:
  Current installments of long-term debt     $     51          $       30
  Notes payable to bank                         1,186                 659
  Accounts payable                             12,226              14,759
  Accrued liabilities:
      Salaries, wages, and payroll taxes        2,681               2,683
      Interest                                  2,032               3,146
      Self-insurance                            3,649               3,602
      Other                                     4,523               2,667
  Royalties payable                             5,061               4,156
  Income taxes payable                          1,318               2,894
  Accrued litigation settlement                 5,721                  --
  Note payable, escrow agent                   25,500                  --
                                              -------             -------
        Total current liabilities              63,948              34,596
                                              -------             -------

Convertible and other long-term debt           27,767              23,574

Subordinated notes payable, related party          --               8,813

Deferred grant income                           1,235                 993

Deferred income taxes                             382                 220

Accrued litigation settlement                      --              37,335

Commitments and contingencies

Redeemable common stock, $.01 par value
    426,323 shares issued and outstanding
    stated at redemption value $7.04 per share  3,000                   --

Stockholders'  deficiency:
    Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     11,010,290 and 8,885,076                     110                    89
    Additional paid-in capital                 37,605                19,027
    Accumulated other comprehensive adjustments   269                  (223)
    Accumulated deficit                       (53,609)              (65,582)
                                              -------               -------
        Stockholders' deficiency              (15,625)              (46,689)
                                              -------               -------
Total liabilities and stockholders'
  deficiency                                $  80,707             $  58,842
                                              -------               -------
                                              -------               -------

See accompanying notes to consolidated financial statements.

                            INAMED CORPORATION AND SUBSIDIARIES

                            Consolidated Statements of Operations
                          In (000's except share and per share data)

                        Years ended December 31, 1998, 1997 and 1996


                                  1998           1997          1996

Net sales                   $  131,566     $  106,381      $  93,372
Cost of goods sold              47,954         37,643         35,295
                               -------        -------        -------
       Gross profit             83,612         68,738         58,077
                               -------        -------        -------
Operating expense:
   Marketing                    33,364         30,002         25,088
   General and administrative   28,213         33,450         31,252
   Research and development      9,366          8,863          5,693
   Restructuring expense         4,202             --             --
                               _______        _______        _______

    Total operating expenses    75,145         72,315         62,033
                               -------        -------        -------

    Operating profit (loss)      8,467         (3,577)        (3,956)
                               -------        -------        -------
Other income (expense):
     Litigation settlement          --        (28,150)            --
     Net interest expense and
        debt costs              (3,812)        (6,173)        (4,277)
     Foreign currency transactions
       gains (losses)              686         (1,796)            68
                               -------        -------        -------
Other expense                   (3,126)       (36,119)         (4,209)

Income (loss) before income tax
  expense (benefit) and extraordinary
  charges                       5,341         (39,696)         (8,165)

Income tax expense (benefit)   (8,432)          1,881           3,214
                              -------         -------         -------
Income (loss) before
   extraordinary charges       13,773         (41,577)        (11,379)

Extraordinary charges          (1,800)             --              --
                              -------         -------         -------
Net income (loss)           $  11,973       $ (41,577)      $ (11,379)
                              -------         -------         -------
                              -------         -------         -------

Income (loss) before extraordinary charges
   per share of common stock
        Basic               $    1.33       $   (4.97)      $  (1.46)
        Diluted             $    1.05       $   (4.97)      $  (1.46)


Income (loss) from extraordinary charges
   per share of common stock
        Basic               $    (0.18)     $     (0.00)    $  (0.00)
        Diluted             $    (0.13)     $     (0.00)    $  (0.00)


Net income (loss) per share of common stock
        Basic               $     1.15      $     (4.97)    $  (1.46)
        Diluted             $     0.92      $     (4.97)    $  (1.46)


Weighted average shares outstanding:
        Basic               10,387,163      8,371,399       7,811,073
        Diluted             14,185,244      8,371,399       7,811,073


See accompanying notes to consolidated financial statements.

                       INAMED CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Stockholders' Deficiency
                                 In (000's)

                 Years ended December 31, 1998, 1997 and 1996


                                          Accumulated
                                Additional  Other                      Total
                Common   Stock  Paid-in Comprehensive  Accumulated Stockholders'
                Shares   Amount Capital   Adjustments    Deficit    Deficiency


Balance, January
   1, 1996      7,603  $    76 $ 9,964    $  882      $ (12,626)    $ (1,704)
Comprehensive income (loss):
Net loss         --       --      --         --        (11,379)     (11,379)
Translation
  adjustment     --       --      --       (451)            --         (451)
                                                                    -------
Total comprehensive income                                          (11,830)
                                                                    =======
Repurchases and retirement
 of common stock --       --      (3)        --             --           (3)
Issuance of
 common stock
 (exercise of stock
  options)       32       --      45         --             --           45
Issuance of common stock
  (Regulation S
  Transaction) 344         3   2,997         --             --        3,000
Issuance of common stock
  (conversions debt
  to equity)    58         1     583         --             --          584


Balance, December
  31, 1996   8,037        80  13,586        431        (24,005)      (9,908)

Comprehensive income (loss):
  Net loss     --         --      --         --        (41,577)      (41,577)
  Translation
   adjustment  --         --      --       (654)            --          (654)
                                                                     -------
Total comprehensive income                                           (42,231)
                                                                     =======
Repurchases and retirement of
 common stock (11)        --     (55)        --             --           (55)
Issuance of common stock
 (exercise of stock
  options)     71          1     102         --             --           103
Issuance of common stock
 (conversions of debt to
   equity)    616          6   2,261         --             --         2,267
Issuance of common stock
 (waiver of covenant
   defaults)  172          2   1,415         --             --         1,417
Issuance of Warrants
  & Options    --         --   1,718         --             --         1,718


Balance, December
  31, 1997  8,885         89  19,027       (223)       (65,582)      (46,689)

Comprehensive income:
  Net         --          --     --          --         11,973        11,973
  Translation
   adjustment --          --     --         492             --           492
                                                                     -------
  Total comprehensive income                                          12,465
                                                                     =======
Issuance of common stock
  (exercise of stock
   options)  33           --     47          --             --            47
Issuance of common stock
  (conversions of debt
   to equity)1,990        20 15,188          --             --         15,208
Issuance of common
  stock     102            1    555          --             --            556
Issuance of Warrants
  & Options  --           --  2,788          --             --          2,788


Balance, December
  31, 1998 11,010     $ 110 $37,605       $ 269       $(53,609)     $ (15,625)




See accompanying notes to consolidated financial statements.

                           INAMED CORPORATION AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows
                      Years ended December 31, 1998, 1997 and 1996
                                       In (000's)

                                  1998         1997          1996

Cash flows from operating activities:
Net income (loss)             $ 11,973    $ (41,577)      $  (11,379)
  Net cash provided by (used for)
        operating activities:
  Depreciation and amortization 3,769         2,379            3,000
  Non-cash debt costs           2,538         1,487               --
  Non-cash compensation to
    directors                     250           231               --
  Provision (credits) for
    doubtful accounts, notes
    and returns                   936         (785)           (1,216)
  Provision for obsolescence of
    inventory                     156          264               563
  Deferred income taxes        (8,104)         (35)            2,030
  Changes in current assets and liabilities:
    Trade accounts receivable  (9,471)      (3,265)              119
    Notes receivable             (150)        (101)               87
    Inventories                 5,659       (4,491)           (3,910)
    Prepaid expenses and other
     current assets             (174)         (294)              212
    Other assets                (636)         (105)             (173)
    Accounts payable, accrued
     and other liabilities       633         3,116            (8,565)
    Income taxes payable      (1,612)        1,091                (6)
    Accrued litigation
     settlement               (3,114)       28,183                --
                             -------       -------            -------
        Net cash provided by
         (used for) operating
         activities            2,653      (13,902)            (19,238)
                             -------      -------             -------
Cash flows from investing activities:
   Disposal of fixed assets    1,621           --                 (44)
   Loss on Investments           --            --                 100
   Purchase of property and
    equipment                (3,678)       (5,106)             (4,039)
                            -------       -------             -------
     Net cash used in
      investing activities   (2,057)       (5,106)             (3,983)
                           --------       -------             -------

Cash flows from financing activities:
 Restricted cash in escrow for
   litigation settlement   $     --      $  14,796          $ (14,796)
   Increases in notes payable
     and long-term debt         638             --                271
   Increases in convertible
     notes payable and
     debentures payable       8,000          5,648             34,516
   Principal repayment of notes
     payable and long-term debt  --        (13,816)              (197)
   Decrease in related party
     receivables                128            105                149
   Increase (decrease) in related
     party payables           1,038          8,813             (1,759)
   Grants received, gross       308             --                210
   Issuance of common stock     104             48              3,043
                            -------        -------            -------

Net cash provided by
  financing activities       10,216         15,594             21,437
                            -------        -------            -------
Effect of exchange rate
  changes on cash              (885)         4,437               (100)
                            -------        -------            -------
Net increase (decrease) in cash
   and cash equivalents      9,927           1,023             (1,884)

Cash and cash equivalents at
   beginning of year         1,946             923              2,807
                           -------         -------            -------

Cash and cash equivalents at
   end of year            $ 11,873        $  1,946           $    923
                           =======         =======            =======

Supplemental disclosure of cash flow
    information:
        Cash paid during the year for:
        Interest          $  4,562       $   3,745           $   3,519
        Income taxes      $  1,138       $     988           $   1,336


See accompanying notes to consolidated financial statements.

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of INAMED Corporation and each of its wholly-owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

The Company

INAMED Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): United States Plastic and Reconstructive Surgery (consisting primarily of McGhan Medical Corporation, Flowmatrix Corporation and CUI
Corporation, which develop,  manufacture and sell medical devices   and
components);    BioEnterics  Corporation,  which  develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting primarily of two manufacturingcompanies based in Ireland--McGhan Limited and Chamfield Ltd. -and sales subsidiaries in various countries, including The Netherlands, Germany, Italy, United Kingdom, France, Spain and Mexico, which sell products for both the plastic and bariatric surgery fields).


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

Current Vulnerability Due to Certain Concentrations

The Company has limited sources of supply for certain raw materials, which are significant to its manufacturing process. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.


(1)     Basis  of  Presentation   and  Summary  of  Significant  Accounting
        Policies (continued)

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

The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. The Company periodically evaluates the realizability of long-lived assets and goodwill in accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. Impairment of long-lived assets is measured by the difference between the discounted future cash flows expected to be generated from the long-lived asset against the carrying value of the long-lived asset. Fair value of long-lived assets is determined by the amount at which the asset could be bought or sold in a current transaction between willing parties. Based upon its most recent analysis, no impairment of long-lived assets exists at December 31, 1998.

Research and Development

Research and development costs are expensed when incurred.

Advertising costs

Advertising costs are charged to operations in the year incurred and totaled approximately $677, $426 and $441 in 1998, 1997 and 1996, respectively.


(1)     Basis   of  Presentation  and  Summary  of  Significant  Accounting
        Policies (continued)

Income Taxes

The Company accounts for its income taxes using the liability method, under which deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has provided a valuation allowance against deferred tax assets on its U.S. operations (see Note 8).

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

Earnings Per Share

During 1997, the Financial Accounting  Standards  Board issued Statement of
Financial Accounting  Standards  No. 128, "Earnings per Share",   ("SFAS
No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of common stock equivalents. The assumed conversion of the notes payable and exercise of the warrants and options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the years ended December 31, 1997 and 1996.

(1)     Basis   of  Presentation  and  Summary  of  Significant  Accounting
        Policies (continued)

Earnings Per Share (continued)

Computation of Per Share Earnings
                                                     Year Ended
Diluted:                                        December 31, 1998

Net income                                           $11,973

Interest and convertible debt
        assuming conversion at
        beginning of the year                          1,112
                                                     -------
Net income for diluted calculation                   $13,085

Weighted average shares outstanding                   10,387

Shares outstanding assuming conversion
        at the beginning of the year:
                Convertible debt                       3,318
                Stock options                            192
                Warrants                               1,723(1)

Less assumed repurchase of shares                     (1,434)
                                                     -------
Shares outstanding                                    14,186

Per share amount                                       $0.92

(1)The calculation excludes 2,701 warrants that are anti-dilutive.

The Company's diluted per share amounts were anti-dilutive in 1997 and 1996 and are therefore not computed above.

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their local currencies, and accordingly, the assets and liabilities of these foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange in effect during the periods. For the year ended December 31, 1998, the foreign subsidiaries have incurred significant intercompany
debts, which are denominated  in  various   foreign  currencies.   The
translation  of  the intercompany debts


(1)     Basis  of  Presentation   and  Summary  of  Significant  Accounting
        Policies (continued)

Foreign Currency Translation (continued)

resulted in a foreign currency translation gain (loss) of $686, ($1,796) and $68 in 1998, 1997 and 1996, respectively. Unrealized translation
adjustments  do not reflect the results of operations   and  are  included
in the accumulated other comprehensive adjustments account as a component of stockholders' deficiency, while transaction gains and losses are reflected in the consolidated statement of operations. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

Stock-Based Compensation

The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS No. 123") as of December 31, 1996. Pro-forma information regarding net income and earnings per share using the fair value method is required by SFAS No. 123.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an
initial  maturity  of three months or less to be cash equivalents.    As  at
December 31, 1998, a total of $9,200 was invested in short-term deposits maturing in thirty days or less.

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


(1)     Basis  of  Presentation  and  Summary  of  Significant   Accounting
        Policies (continued)

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

Reclassification

Certain reclassifications were made to 1997 and 1996 consolidated financial
statements to conform to the 1998  presentation.   There  was  no effect on net
income or stockholders' deficiency as a result of these reclassifications.

(2)     Accounts and Notes Receivable

        Accounts and notes receivable consist of the following:

                                            December 31,
                                       1998            1997

Accounts receivable                   $   29,327      $  19,200
Allowance for doubtful accounts           (1,402)          (865)
Allowance for returns and credits         (4,756)        (4,356)
                                        ________       ________

Net accounts receivable                $  23,169       $  13,979

Notes receivable                       $   3,236       $   3,266
Allowance for doubtful notes                (467)           (467)
                                        ________        ________

Net notes receivable                   $   2,769       $   2,799

(3)     Inventories

Inventories are summarized as follows:

                                  December 31,
                             1998             1997

Raw materials            $  3,764        $  4,671
Work in progress            3,931           3,799
Finished goods             11,329          16,161
                          _______         _______

                           19,024          24,631
Less allowance for
 obsolescence              (1,169)         (1,514)
                          _______         _______

                        $  17,855       $  23,117


(4)     Intangible Assets

ntangible  assets  primarily  consist of patents,  trademarks  and goodwill net of accumulated amortization of approximately $4,107 and $3,733 amounting to $1,015 and $1,164 at December 31, 1998 and 1997.


(5)     Lines of Credit


For the years ended December 31, 1998 and 1997, the Company's foreign subsidiaries financed approximately $1,186 and $659 which was secured by its accounts receivable.

The Company's weighted average interest rate on short-term borrowings was 7% in both 1998 and 1997.



(6)     Long-Term Debt

Long-term debt is summarized as follows:

                                                         December 31,
                                               1998                    1997

10% Senior Secured Note payable,  maturing
   September, 2000, interest payable
   quarterly, December 31, March 31, June 30,
   and September 30  (a)                      $  7,948             $     --

11% Secured Convertible Note payable,
   maturing September, 2000, interest payable
   quarterly, January 1, April 1, July 1,
   and October 1  (b)                               57                19,691

11% Junior Secured Note payable,  maturing
   September, 2000, interest payable
   quarterly, January 1, April 1, July 1,
   and October 1  (b)                           19,549                    --

4% Convertible Debenture payable, maturing
    January 2000 interest payable March 31, June 30,
    September 30 and December 31  (c)               --                  3,857

Capital lease obligations, collateralized by related
   equipment                                       264                     56
                                               -------                -------
                                                27,818                 23,604

Less, current installments                         (51)                   (30)
                                               -------                -------
                                             $  27,767              $  23,574


The following is a summary of the Company's significant long-term debt:

(a) In September, 1998 $8 million of proceeds were received from the issuance of the Company's 10% senior secured notes, due September 30, 2000. Under the terms of that loan, $3 million was placed in a court-supervised escrow account to satisfy the Company's deposit obligation under the settlement agreement for the breast implant litigation, and the balance was
reserved for  allocation   to  specific  working  capital  and  capital
expenditure projects. Along with the debt the Company issued 590,000 warrants which resulted in a $52 charge to debt costs.

(6)     Long-Term Debt (continued)

(b) During January 1996, $35,000 of proceeds were received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction. Of that amount, $14,800 was placed in an escrow account to be released within one year, following court approval of a mandatory non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13,900 of common stock at $8.00 per share (subsequently adjusted to $7.50 per share), resulting in a charge of $864 to debt costs for 1997. The conversion price of the 11% senior secured convertible notes
was originally $10 per share.   In  July  1997  the  Company and the senior
Noteholders agreed to change the conversion price to $5.50 per share at 103% of principal balance as part of an overall restructuring plan which included the waiver of past defaults. The conversion price of $5.50 per share was above market value. In September 1998 the Company and the senior Noteholders agreed to extend the maturity of this debt from March 31, 1999 to September 30, 2000 and to exchange this debt for non-convertible junior secured debt and warrants to purchase common stock at $5.50 per share. Under certain circumstances, the interest rate of these notes can be reduced to 9%.
The Company recorded an extraordinary charge of $1,800 net of taxes of
$1,200  related  to  the exchange of the 11% senior secured convertible
notes for non-convertible junior secured debt and  warrants.   At December
31, 1998, $19.6 million of the 11% senior notes were outstanding.

(c) During January 1997, $5,700 of proceeds were received upon the issuance of $6,200 principal amount  of  4%  convertible  debentures,  due  January
30,  2000.    These debentures were convertible  at  85% of the market price of the common stock. On March 31, 1997 the Company was in default of certain covenants. The default required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month on the outstanding principal balance. These transactions resulted in $396 and $1,202 of debt and interest expenses in 1997. As of April 6, 1998, all of these debentures had been converted into an aggregate of 1,724,017 shares of common stock at prices ranging from $2.60 to $4.44 per share. No debentures are currently outstanding.

In addition,  commencing  during  April 1997 and continuing
through January 1998, an entity controlled by the Company's former Chairman loaned $9,900 to the Company to provide it with working capital to fund its operations. At December 31, 1997, the Company owed $8,800 (see note 12).
The loan agreement discussed in (a) above precluded the payment of interest and principal on this 10.5% subordinated note without the consent of the senior Noteholders. In July 1998 the Company and its former chairman agreed to convert all of the 10.5% subordinated notes (including accrued interest) into 860,000 shares of common stock and a warrant to purchase 260,000 shares
at $12.40 per share.   At  the time, the Company's common stock was trading at
approximately $7.50 per share.

(6)     Long-Term Debt (continued)

The aggregate installments of long-term debt as of December 31, 1998 are as follows:

                           Year ending December 31:

                            1999      $      51
                            2000         27,609
                            2001             60
                            2002             57
                            2003             41
                                        -------
                                      $  27,818


(7)     Deferred Grant Income

Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the years ended December 31, 1998, 1997 and 1996 was approximately $110, $454 and $96, respectively.

IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company could be liable for the amount of approximately $2,407 and $1,418 at December 31, 1998 and 1997.

(8)        Income Taxes

The Company currently has a net operating loss (NOL) for financial reporting purposes of approximately $53,000.

The Company has federal tax credit carryforwards of approximately $1,958 and state net operation loss ("NOL") and credit carryforwards of approximately
$5,200 and $570, respectively.   The  federal  credit  carryforward amounts
will expire in various years beginning in 2008. If the Company has a change in ownership as defined by Internal Revenue Code Section 382, use of these carryforward amounts could be limited.

A significant portion of the cost of the litigation settlement expenses discussed in Note 14 will be deductible for federal and state income tax purposes when qualified consideration is deposited in a court supervised
escrow  account.   To  the  extent  the settlement gives rise to a
federal NOL, such NOL may be carried back 10 years.


(8)     Income Taxes (continued)

The primary components of temporary differences which compose the Company's net deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                     December 31,        December 31,
                                        1998                 1997

Allowance for returns                 $  1,618        $  1,742
Allowance for doubtful accounts            103             346
Allowance for inventory obsolescence       402             605
Accrued liabilities                      2,097           1,673
Allowance for doubtful notes               187             187
Litigation reserve                      13,781          14,821
Net operating losses and credits         2,996           8,200
Debt costs                               1,646             568
Uniform capitalization adjustments         648              --
                                       -------         -------
Deferred tax assets                     23,478          28,142
Valuation allowance                    (15,478)        (28,142)
                                       -------         -------
Deferred tax assets                  $   8,000       $      --

The Company's deferred  tax  assets  have  been  reduced  with  a valuation
allowance of $15,478  as  at  December  31,  1998.   The Company has
recognized a $8,000 deferred tax asset based on future short-term income
projections.   Although the Company has a history of prior losses, these
losses were primarily attributable  to costs related to the breast implant
litigation.   The  remaining valuation allowance is necessary  due  to  the uncertainty of future income estimates.

Income tax expense for 1997 pertains primarily to foreign operations. The Company recorded a provision in 1997 for foreign taxes of $1,000 related to the planned capitalization of intercompany balances with foreign subsidiaries. In addition to taxes on foreign operations, income tax expense for 1996 includes providing a 100% valuation allowance on the deferred tax assets not previously allowed for of $2,006.

The 1998 tax benefit differs from the amount computed using the Federal statutory income tax rate due to the utilization of NOL's to offset current years taxable income and the recording of a $8,000 deferred tax asset. Provision has not been made for U.S. or additional foreign taxes on
undistributed earnings of foreign subsidiaries.   Those earnings have been
and will continue to  be  permanently  reinvested.   These  earnings  could
become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company
should sell its stock in the foreign subsidiaries.   It is not practicable to
determine the amount of additional tax, if any, that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $5,686 and $5,460 at December 31, 1998 and 1997.

(9)     Royalties

The  Company  has  obtained the right to produce,  use  and  sell  patented
technology through various license agreements.   The Company pays royalties
ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements was approximately $6,626, $5,689 and $6,302 for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

(10)    Stockholders' Equity

The Company has adopted several incentive and non-qualified stock option plans. Under the terms of the plans, 1,160,354 shares of common stock are reserved for issuance to key employees.

Activity under these plans for the years ended December 31, 1998, 1997 and 1996:

                     1998                    1997               1996
                         Wgtd.Avg.               Wgtd.Avg.          Wgtd. Avg.
                Shares  Exer.Price      Shares  Exer.Price  Shares  Exer.Price

Options
outstanding
at beginning
of year         71,500  $ 2.46          115,000    $ 1.46    146,500   $1.46
Granted        470,000    6.18           30,000      3.81         --      --
Exercise       (30,000)   1.45          (73,500)     1.45    (31,500)   1.45
Expired         (1,500)   2.49               --        --         --      --
               _______                 ________             ________

Options outstanding
at end of year 510,000    5.95           71,500      2.46    115,000    1.46

Options exercisable
at end of year  60,000    2.63           71,500      2.46     90,000    1.47


(10)    Stockholders' Equity (continued)

        The following table summarizes information about stock options outstanding at December 31, 1998:
                        Options Outstanding            Options Exercisable
                            Weighted
Range of                    Average       Weighted                 Weighted
Exercise     Number       Remaining       Average       Number      Average
Prices   Outstanding Contractual Life Exercise Price Exercisable Exercise Price
$1.45         40,000      4.94           $1.45            30,000       $1.45
 6.50        440,000      9.75            6.50              --            --
3.75 to 3.875 30,000      5.71            3.81            30,000        3.81
-----------------------------------------------------------------------------
             510,000      9.14           $5.95            60,000       $2.63


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, risk-free interest rates of 4.09%; volatility factor of the expected market price of the Company's Common Stock of 34.8%; and a weighted- average expected life of the option of 9.14 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amonts for 1998. (The effects on pro forma net income for 1997 and 1996 are not material and are therefore not shown.)

                                        1998

Net income                              $10,618
Net income per common share
        Basic                           $1.02
        Diluted                         $0.75

In 1998, the Company issued 4,750,916 warrants in connection with the restructuring of the 11% junior secured notes and the issuance of the 10% senior secured notes (see Note 6). In addition, the Company issued 260,000 warrants in connection with the conversion of its 10.5% subordinated note into equity (see Note 12). Compensatory warrants totaling 995,000 were issued during 1998; 845,000 to executive officers and 150,000 to non-


(10)    Stockholders' Equity (continued)

employee directors.

In 1997, the Company issued 1,846,071 warrants in connection with the restructuring of the $35,000 convertible debt and 500,000 warrants in connection with the issuance of the $6,200 convertible debenture (see Note
6). Compensatory warrants totaling 175,000 were also issued to non-employee directors.

                          Shares   Exercise   Expiration    Fair Market Value
                                    Price       Date            on Grant Date

1998
Warrants granted in 1998   400,000   $ 3.95  January 22, 2008    $   769,000
Warrants granted in 1998   400,000     3.525 January 31, 2008        726,000
Warrants granted in 1998   150,000     5.51  March 4, 2005           211,000
Warrants granted in 1998    25,000     5.51  March 15, 2005           60,000
Warrants granted in 1998    20,000     5.51  July 29, 2008            40,000
Warrants granted in 1998   260,000    12.40  July 8, 2002            330,000
Warrants granted in 1998   500,001     7.50  September 1, 2000       356,000
Warrants granted in 1998   590,000     6.50  September 1, 2000        52,000
Warrants granted in 1998 3,660,915     5.50  September 1, 2002     3,000,000


1997

Warrants granted in 1997 1,846,071   $ 7.50  March 30, 2000       $  864,000
Warrants granted in 1997   500,000     9.81  January 15, 2000        623,000
Warrants granted in 1997   175,000     5.51  April 1, 2004           180,000

The Company estimates the fair value of each stock  option  and  warrant at
the grant date by using   the   Black-Scholes   option-pricing   model   with
the following weighted-average assumptions used for grants in 1998: no dividends paid for all years; expected volatility of 34.8%; risk-free interest rates ranging from 5.71% to 4.06%; and expected lives ranging from
0.58 years to 9 years. For 1997: no dividends paid for all years; expected volatility of 34.8%; risk-free interest rates ranging from 6.17% to 5.87%; and expected lives ranging from 2.6 years to 6.7 years.

In 1998 and 1997, the Company has recorded $2,538 and $1,487 as interest and other debt costs and $250 and $231 as compensation expense for warrants issued to executives and directors.

The exercise price of all options outstanding under the stock option plans range from $1.45 to $6.50 per share. All options exercised in 1996, 1997 and 1998 were exercised at a price of $1.45. At December 31, 1998, there were 143,900 shares available for future grant under these plans. Under certain plans, the Company granted options at $1.45, which was below

(10)    Stockholders' Equity (continued)

the  fair  market  value  of  the  common stock at the date of grant.   The
Company recorded compensation expense for the difference between the fair market value and the exercise price of the related outstanding options.

        In 1984, McGhan Medical Corporation adopted an incentive stock option plan (the "1984 Plan"). Under the terms of the 1984 Plan, 100,000 shares of common stock were reserved for issuance to key employees at prices not less than the market value of the stock at the date the option is
granted.   In  1985, INAMED  Corporation  agreed  to substitute options to purchase its shares (on a two-for-one basis) for those of McGhan Medical Corporation. In 1998, 10,000 options were granted under the 1984 Plan. No options were granted under this plan during 1997 or 1996.

        In 1986, the Company adopted an incentive and non-qualified stock option plan (the "1986 Plan"). Under the terms of the 1986 Plan, 300,000 shares of common stock have been reserved for issuance to key employees.
In 1998, 20,000 options were granted under the 1986 Plan. No options were granted under this plan during 1997 or 1996.

In 1987, the Company adopted an incentive stock award plan (the "1987 Plan"). Under the terms of the 1987 Plan, 300,000 shares of common stock were reserved for issuance to employees at the discretion of the Board of Directors. No shares were awarded under the 1987 Plan during 1998, 1997 or 1996. At December 31, 1998, there were 119,612 shares available for future grant under the 1987 Plan.

In 1993, the Company adopted a Non-Employee Director Stock Option Plan which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to this Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market
value per share on the date of  grant.   No shares were awarded under this
plan in 1998. A total of 30,000 options were issued during 1997 under this plan and the Company recorded stock compensation expense of $51 for thisissuance. At December 31, 1998 there were 120,000 options available for future grant under this plan.

In 1998, the Company adopted a non-qualified stock option plan (the "1998 Plan"). Under the terms of the 1998 Plan, 450,000 shares of common stock
have  been reserved for issuance  to  key  employees.   In  1998,  440,000
options were granted to approximately 70 employees under the 1998 Plan at $6.50 per share. The current market price of the Company's common stock at
that  time  was  $5.8125.   The  options  are exercisable for ten (10  years
after  the option grant date and vest ratably over  three  (3) years.

(11)    Geographic Segment Data
                            U.S.    International   Elimination   Consolidated
Year ended December 31, 1998
Net sales to unaffiliated
 customers                 $  85,889   $  45,677                   $ 131,566
Intersegment sales             9,204      29,020    $ (38,224)         ____
                              ----------------------------------------------
Total net sales            $  95,093   $  74,697    $ (38,224)     $ 131,566
                              ==============================================
Operating profit           $  20,071   $   3,845                   $  23,916
                              ==============================================
General corporate expenses    (6,792)        ___                      (6,792)
Restructuring expense                                                 (4,202)
Depreciation and amortization (2,832)       (937)                     (3,769)
Net interest expense                                                  (3,812)
                                                                      ------
Profit/(loss) before income
taxes and extraordinary
charges                    $   6,057   $    (716)                  $   5,341
                              ==============================================
Long lived assets          $  46,987   $  32,705                   $  79,692
                              ==============================================
Year ended December 31, 1997
Net sales to unaffiliated
  customers                $ 66,778    $  39,603                   $ 106,381
Intersegment sales            7,857       33,785    $ (41,642)           ___
                             -----------------------------------------------
Total net sales            $ 74,635    $  73,388    $ (41,642)     $ 106,381
                             ===============================================
Operating profit           $  1,101    $   3,349                   $   4,450
                             ===============================================
General corporate expenses   (7,444)         ___                      (7,444)
Litigation settlement expense                                        (28,150)
Depreciation and amortization(2,025)        (354)                     (2,379)
Net interest expense                                                  (6,173)
                                                                      ------
Profit/(loss) before
income taxes               $(42,246)    $  2,550                    $(39,696)
                             ===============================================
Long lived assets          $ 28,148     $ 29,530                    $ 57,678
                             ===============================================

Year ended December 31, 1996
Net sales to unaffiliated
  customers                $ 60,831     $ 32,541                     $ 93,372
Intersegment sales            5,587       25,235     $ (30,822)           ___
                             ------------------------------------------------
Total net sales            $ 66,418     $ 57,776     $ (30,822)      $ 93,372
                             ================================================
Operating profit           $  2,147     $  2,206                     $  4,353
General corporate expenses   (5,241)        ___                        (5,241)
Depreciation and amortization(2,257)        (743)                      (3,000)
Net interest expense                                                   (4,277)
                                                                       ------
Profit/(loss) before
  income taxes             $ (9,489)    $  1,324                     $ (8,165)
                            =================================================
Long lived assets          $ 39,222     $ 25,280                     $ 64,502
                            =================================================

The international classification above includes the Netherlands, United Kingdom, Italy, France, Belgium, Germany, Ireland, Spain, Mexico, Brazil
and Hong  Kong.  The individual operations were   not  material  and  are
therefore  included  in  the  international classification.

(12)    Related Party Transactions

From   April   1997   until   January  1998,  International Integrated
Industries, LLC ("Industries"), an entity affiliated with Mr. Donald K. McGhan, the Company's former Chairman, Chief Executive Officer and President and a greater than 10% stockholder, lent the Company an aggregate of $9,900, of which $8,800 was included in liabilities at December 31, 1997. That indebtedness is denoted as the Company's 10.5% subordinated notes. By the terms of the 11% senior secured convertible notes, the 10.5% subordinated notes are junior in right of payment and liquidation and, accordingly, no interest or principal payments can be made with respect thereto without the consent of the senior Noteholders. In July 1998 the Company and its former chairman agreed to convert all of the 10.5% subordinated notes (including accrued interest) into 860,000 shares of common stock and a
warrant  to  purchase 260,000 shares at $12.40 per share.   At  the time, the
Company's common stock was trading at approximately $7.50 per share.
Interest expense with respect to this note totaled $535 and $386 in 1998 and 1997.

In 1997, the Company entered into an agreement with Medical Device Alliance, Inc. ("MDA") to sell furniture, artwork and equipment which the Company was acquiring through a capital sublease with Wells Fargo Bank for a total purchase price of $300. The Company recorded a gain on sale of assets of approximately $9 in 1997 in respect to this transaction. In 1997, the Company also entered into an agreement to sublease approximately 5,000 square feet of office space in Las Vegas for $10 per month, from MDA on a month to month basis. This sublease was terminated as of June 30, 1998. Donald K. McGhan is the Chairman of MDA.

In 1996 and 1997, the Company performed administrative services for MDA and other related parties. The Company believes the value of these services is approximately $150,000. The reimbursement for these services was recognized as part of the July, 1998 debt restructuring with International Integrated Industries, LLC (see Note 6).

In  1997,  the Company signed a distribution agreement with LySonix
Inc., a subsidiary of MDA, to sell ultrasonic surgery equipment in the European and Latin American regions. Special incentive discounts were offered to the Company for the introduction of the product in 1997. Net sales in 1998 and 1997 were approximately $606 and $300. In 1998, the terms of the original agreement were revised so that the Company would obtain the goods on a consignment basis and not have an obligation with LySonix until the products were sold. This agreement and its revision have been reviewed and approved by the Company's current management.

Included  in  general  and  administrative expense  on  the  income statement in 1997 and 1996 is $1,600 and $1,500 in aircraft rental expenses paid to Executive Flite Management, Inc., a company that is controlled by the family of Mr. Donald K. McGhan. No signed contract exists and the Company
was  billed  based  on  its  usage.   In 1998, the Company discontinued the
use of such corporate aircraft.

(12)    Related Party Transactions (continued)

The Company incurred $140 and $253 during 1997 and 1996 for flight related services with McGhan Management Corporation. Mr. Donald K. McGhan and his wife are the majority shareholders of McGhan Management Corporation.

The Company believes it obtained full and fair reimburement for the foregoing
aircraft rental and   flight   related  services  expenses  through  the  July,
1998  debtrestructuring with International Integrated Industries, L.L.C.
(see Note 6).

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

Certain  foreign  subsidiaries   sponsor   defined   benefit   or   defined
contribution plans. The two largest are summarized below. The remaining plans, covering approximately 50 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and
obligations are immaterial.   These  plans  are  funded annually according to
plan provisions with aggregate contributions of $189, $125 and $86 for the years ended December 31, 1998, 1997 and 1996, respectively.

Effective  February  1,  1990,  a  certain  subsidiary  adopted  a  Defined
Contribution Plan for all non-production  employees.   Upon  commencement of
service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 10% of the participant's compensation. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $292, $303 and $254 for the years ended December 31, 1998, 1997 and 1996, respectively.

Effective January 1, 1990, a certain foreign subsidiary adopted a Defined Benefit Plan for all employees. As of September 30, 1998, this subsidiary
was closed and all employees were dismissed.   At  December  31, 1998 all
obligations with respect to the pension plan have been paid and no further liability exists. At December 31, 1997, there were 30 active employees covered, none retired and seven deferred pensioners.
For the year ended December 31, 1997, the plan had net periodic pension cost of $46, plan assets at fair market value of $371, a projected benefit obligation of $415, a vested benefit amount of $212, and an unfunded liability of $60. The plan has assumed a 6% discount rate, 6% expected long-term rate of return on plan assets and a 3.5% salary increase rate.

(14)   Litigation

Breast Implant Litigation

Final Order of Settlement. Prior to the final settlement order issued by federal Judge Sam C. Pointer, Jr. on February 1, 1999, INAMED and its McGhan Medical and CUI subsidiaries were defendants in tens of thousands of state  and  federal  court  lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implant products (both silicone gel-filled and saline) which were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed.

On March 3, 1999 the statutory 30-day period for filing appeals expired, with no notices of appeal being filed with the Federal District Court within that period. As a result, by June 2, 1999 the Company will be required to fund the $25.5 million promissory note which was previously issued to the court-supervised escrow agent on behalf of the plaintiff class. The
Company has the ability to meet that funding obligation from a combination of both cash on hand and the proceeds to be received upon the exercise of certain warrants which were issued in contemplation of this event. (See
Note 6). An additional $3 million of funding will be needed by June 2, 1999 to purchase the 426,323 shares of common stock which were issued in September 1998 to the court-supervised escrow agent as part of the consideration for the settlement. The common stock is callable at the option of the holders and has therefore been classified as redeemable common stock on the balance sheet with a $3,000 assigned value.
Those funds will be provided  directly by the Company's senior noteholders.
The Company had assigned its right to purchase that stock to its senior noteholders inApril 1998, at the time the settlement agreement was signed.

Current  Product  Liability  Exposure.   Currently,  the  Company's
product liability litigation relates almost entirely to saline products which were implanted after the 1992 FDA moratorium on silicone gel-filled implants went into effect. These cases are being handled in the ordinary course of business and will not have a material financial impact on the Company. Outside the United States, where the Company has been selling silicone gel-filled implants without interruption and where the local tort systems do not encourage or allow contingency fee arrangements, the Company has only a minimal number of product liability lawsuits and no material financial exposure.

History of the Litigation  Settlement.   Beginning in 1992 with the
FDA moratorium on silicone gel-filled  implants,  a  torrent  of  litigation
was  filed  against  the manufacturers.  The alleged factual   basis   for
typical  lawsuits  included  allegations  that   the plaintiffs' silicone
gel-filled breast implants caused specified ailments including, among others, auto-immune disease, lupus, scleroderma, systemic disorders, joint
swelling and chronic  fatigue.   The Company opposed plaintiffs'  claims  in
these  lawsuits  and other similar actions and has continually denied any
wrongdoing  or  liability.   In  addition,  the  Company  believes  that  a
substantial body of medical evidence exists which indicates that silicone gel-filled implants are not causally related to any


(14)   Litigation (continued)

of the above ailments. Numerous studies in the past few years by medical researchers in North America and Europe have failed to show a definitive connection between breast implants and disease (some critics,
however, have assailed  the  methodologies  of these studies).   Most
recently in December 1998, a science panel of independent experts appointed by Judge Pointer reached the same conclusion. Nevertheless, the immense volume of lawsuits created a substantial burden on the Company, both in terms of ongoing litigation costs and the expenses of settlement, in addition to the inherent risk of adverse jury verdicts in cases that could not be resolved by dismissal or settlement.

Beginning in 1994 the Company sought to resolve breast implant litigation by participating in a proposed industry-wide class action settlement (the "Global Settlement") of domestic breast implant litigation. At that time, the Company petitioned the Court to certify the Company's portion of the Global Settlement as a mandatory class under Federal Rule of Civil Procedure 23(b)(1)(B), meaning that claimants could not elect to "opt out" from the class in order to pursue individual lawsuits against the Company. Negotiations with the plaintiffs' negotiating committee over mandatory class treatment were tabled, however (and the Company's petition consequently not ruled upon), when an unexpectedly high projection of current disease claims and the subsequent election of Dow Corning Corporation to file for protection under federal bankruptcy laws necessitated a substantial restructuring of the Global Settlement.

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

On  April  2,  1998, the Company and the Settlement  Class  Counsel
executed a formal settlement  agreement  (the   "Settlement   Agreement"),
resolving, on a mandatory, non-opt-out basis, all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993. The Settlement Agreement was preliminarily approved by the Court on June 2, 1998.

(14)      Litigation (continued)

The Court also issued an injunction staying all pending breast implant litigation against the Company (and its subsidiaries) in federal and state
courts.   The  Company believes that this stay has alleviated  the
significant financial and managerial burden which these lawsuits had placed on the Company.

Terms and Conditions of the Settlement Agreement. Under the Settlement Agreement, $31.5 million of consideration, consisting of $3 million of cash, $3 million of common stock and $25.5 million principal amount of a 6% subordinated note were deposited in a court supervised escrow account in September 1998. Thereafter, the Court authorized the mailing of a notice of the proposed Settlement to all class members and scheduled a fairness hearing, which was held on January 11, 1999.

Now that the Court has granted final approval of the Settlement and that final order has become non-appealable, once the Company completes its funding obligations (by June 2, 1999) the consideration held in the escrow account will be released to the court-appointed settlement office for distribution to the plaintiff class in accordance with an allocation plan to be determined by the Court in proceedings to be held in mid-1999.

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

        The application for preliminary approval included evidentiary submissions by both the Company and the plaintiffs addressing requisite elements for certification and approval, including the existence, absent
settlement,   of   a   "limited   fund" insufficient to respond to the
volume of individual claims, and the fairness, reasonableness and adequacy of the Settlement. In connection with a fairness hearing held on January 11, 1999 the Company and the plaintiffs submitted additional materials to support questions posed by the Court and to answer various objections which had been made.

Resolution of 3M Contractual Indemnity Claims. The Settlement was conditioned on resolution of claims asserted by 3M under a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998 the Company and 3M entered into a provisional agreement (the "3M Agreement") pursuant to
which  the Company will seek to obtain   releases,  conditional  on  judicial
approval  of  the  Company's settlement and favorable

(14)     Litigation (continued)

resolution of any appeals, of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan subsidiary. The 3M Agreement provides for release of 3M's indemnity claim, again conditional on judicial approval of the Settlement and favorable resolution of any appeals, upon achievement of an agreed minimum number of
conditional releases for  3M.   The 3M Agreement requires that this condition
be met or waived before notice of the Settlement is given to the class.

Under the terms  of  the  3M Agreement (as later amended in January
1999), the Company paid $3 million to 3M in February 1999,  shortly  after
the Court granted final approval of the Settlement.   Also  under the terms
of the 3M Agreement the Company will assume certain limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3 million to $6 million in total, depending on the resolution of certain cases which were not settled prior to the issuance of the final order.

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

Ongoing  Litigation  Risks.   Although   the  Company  expects  the Settlement
to end as a practical matter its involvement in the current mass product liability litigation in the United States over breast implants, there remain a number of ongoing litigation risks, including:

1. Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the Settlement even after it becomes non-appealable. However, the typically permissible grounds for such attacks (in general, lack of jurisdiction or
constitutionally   inadequate   class   notice   or   representation)   are
significantly narrower than the grounds available on direct appeal.

2.      Non-Covered  Claims.   The  Settlement  does   not  include several
categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits
in foreign  jurisdictions.   The  Company  regards  lawsuits involving
post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business. Breast implant litigation outside of the United States has to date been minimal, and the Court has with minor exceptions rejected efforts by foreign plaintiffs to file suit in the United States.



(14)        Litigation (continued)

Accounting Treatment. In 1993, the Company recorded a $9,152 reserve for litigation. For the year ended December 31, 1997, the Company booked an additional reserve of $28,150. The litigation reserve as of December 31, 1997 of $37,335 includes the cost of the non-opt-out settlement agreement of $31,500, other settlements of $4,885 and legal fees and other related expenses of $950.

At December 31, 1998 the litigation reserve was $5,721 consisting of accruals for other settlements of $4,885 and legal fees and other related expenses of $836. The reduction of the December 31, 1997 litigation reserve was due to the issuance of the 6% $25,500 note payable to the escrow agent, $3,000 of redeemable common stock, and the payment of $3,000 cash as prescribed in the settlement agreement.

(15)     Commitments and Contingencies

The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense aggregated $4,589, $4,664 and $4,650 for the years ended December 31, 1998, 1997 and 1996, respectively.

Minimum lease commitments under all noncancelable leases at December 31, 1998 are as follows:
                Year ending December 31:

                        1999     $   4,253
                        2000         3,487
                        2001         2,822
                        2002         2,411
                        2003         1,930
                        Thereafter   7,625
                                   -------
                                 $  22,528
(16)    Sale of Subsidiaries

In 1993, the Company sold its wholly-owned subsidiary, Specialty Silicone Fabricators, Inc. (SSF), a manufacturer of silicone components for the
medical  device industry, for $10.8 million.   The  consideration  consisted
of $2.7 million in cash, the forgiveness of $2.2 million in intercompany notes due to SSF, and $5.9 million in structured notes. The receivable included a note in the amount of $2,425 due February 1995 and a note in the amount of $3,466 due on August 31, 2003, accruing interest quarterly at a rate of prime, not to exceed 11%. The notes have been reflected on the balance sheet net of a discount of $644. In addition, the Company has recorded an allowance for doubtful notes as of December 31,

(16)    Sale of Subsidiaries (continued)

1996 of $1,067. In 1997, the Company reduced this allowance on the note by $600 and recorded the resulting income effectively reducing general
and administrative expenses by the  same  amount.   The  reduction  of the
allowance was in part based on negotiations with SSF. The notes are collateralized by all of the assets of the merger. The Company has filed a UCC-1 and its position is subordinated only to that of the primary lender.

(17) Supplemental Schedule of Non-Cash Investing and Financing Activities

Year ended December 31, 1998:

The Company issued 1,112,173 shares of common stock and recorded a corresponding $4,080 reduction of convertible debt in connection with the 4% Convertible Debentures converted to equity.

The Company issued 66,117 shares of common stock as payment of $261 of accrued debt costs related to the 1997 default of certain financial covenants related to the $6,200 convertible debenture.

The  Company   issued   16,052  shares  of  common  stock  and  recorded  a
corresponding $86 reduction of convertible notes payable in connection with the 11% Convertible Notes converted to equity.

The   Company   issued  90,744  shares  of  common  stock  and  recorded  a corresponding $500 reduction of royalties payable.

The Company issued $25,500 of notes payable and 426,323 shares of redeemable common stock at an aggregate stated value of $3,000 and recorded a corresponding $28,500 reduction in the accrued litigation settlement.

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


(18)     Quarterly Summary of Operations (unaudited)

The  following is a summary of selected quarterly financial data  for  1998 and 1997:



                                         Quarter


                   First            Second          Third        Fourth
Net Sales:
  1998            $ 30,052         $ 36,928       $ 32,130      $ 32,457
  1997              26,417           29,686         24,206        26,072
Gross Profit:
  1998              17,760           25,926         20,204        19,722
  1997              17,139           20,504         16,220        14,875
Net Income (loss):
  1998              (1,285)           3,773           (461)        9,946
  1997                (277)             269           (908)      (40,661)
Net Income (loss) per share:
  1998 Basic         (0.14)            0.38          (0.04)         0.87
  1998 Diluted       (0.14)            0.30          (0.04)         0.72

  1997 Basic
  and Diluted        (0.03)            0.03          (0.11)        (4.73)


(18)    Quarterly Summary of Operations (continued)

Significant Fourth Quarter Adjustments, 1998


During  the fourth quarter of the year ended December 31, 1998, the Company
recorded significant   adjustments  which  increased  net  income  by
$6,200.   The adjustments were as follows:

        Extraordinary charge for issuance of
           Warrants                             $       (1,800)
        Income Tax Benefit                               8,000


The  Company  incurred   the   extraordinary  charge  in  relation  to  the
restructuring of the Company's 11% junior subordinated notes, which occurred in the fourth quarter of 1998.

An income tax benefit was established to recognize a portion of the benefit expected to be received from the Company's substantial net operating loss carryforward.

Significant Fourth Quarter Adjustments, 1997


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


(18)    Quarterly Summary of Operations (continued)


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


Schedule II
                       INAMED CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997, and 1996
                                  (in 000's)

                              Beginning                          End of period
Description                   of period   Additions  Deductions   Balance

Year ended December 31, 1998:
  Allowance for returns       $ 4,356      $   400        __        $ 4,756
  Allowance for doubtful
    accounts                      865          537        __          1,402
  Allowance for obsolescence    1,514           __     $  345         1,169
  Valuation allowance for
    deferred tax assets        28,142           __     12,664        15,478
  Self-insurance accrual        3,602           47         __         3,649
  Allowance for doubtful Notes    467           __         __           467
  Litigation reserve           37,335           __      31,614        5,721


Year ended December 31, 1997:
  Allowance for returns         4,697           __         341        4,356
  Allowance for doubtful accounts 714          151          __          865
  Allowance for obsolescence    1,326          188          __        1,514
  Valuation allowance for
    deferredtax assets         12,026       16,116          __       28,142
  Self-insurance accrual        1,373        2,229          __        3,602
  Allowance for doubtful Notes  1,067           --         600          467
  Litigation reserve            9,152       28,183          __       37,335


Year ended December 31, 1996:
  Allowance for returns         5,676          934       1,913        4,697
  Allowance for doubtful accounts 965          101         352          714
  Allowance for obsolescence      759          567          __        1,326
  Valuation allowance for
    deferred tax assets         7,377        4,649          __       12,026
  Self-insurance accrual        1,131          270          28        1,373
  Allowance for doubtful Notes  1,067           __          __        1,067
  Litigation reserve            9,152           __          __        9,152











Exhibit 3.1

                RESTATED CERTIFICATE OF INCORPORATION

                                OF

                  INAMED CORPORATION (Delaware)


This Restated Certificate of Incorporation (the "Certificate") of INAMED CORPORATION (Delaware)
(the "Corporation"), was duly adopted by the Board of Directors of the Corporation on December 22, 1998 and
the stockholders of the Corporation on December 21, 1998 in accordance with Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware. The original Certificate of Incorporation was filed on
November 17, 1998.

The text of the Certificate of Incorporation is hereby restated and further amended to read in its entirety as follows:


FIRST:          The name of the corporation is INAMED Corporation.

SECOND: The address of the registered office of the Corporation in the State of Delaware shall be at Corporation Trust Center, 1209 Orange Street, City of Wilmington, County of New Castle, Delaware 19801.
The name and address of the Corporation's registered agent in the State of Delaware is The Corporation Trust
Company, 1209 Orange Street, City of Wilmington, County of New Castle, Delaware 19801.

THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the General Corporation Law of the State of Delaware.

FOURTH: 1. The total number of shares of stock which the Corporation shall have authority to issue is Twenty-Six Million (26,000,000) shares, consisting of Twenty-Five Million (25,000,000) shares of
Common Stock, par value $.01 per share (the "Common Stock"), and One Million (1,000,000) shares of
Preferred Stock, par value $.01 per share (the "Preferred Stock").

2. Shares of Preferred Stock may be issued from time to time in one or more series as may be established from time to time by resolution of the Board of Directors of the Corporation (the
"Board of Directors"), each of which series shall consist of such number of shares and have such distinctive designation or title as shall be fixed by resolution of the Board of Directors prior to the issuance of any shares of such series. Each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution of the Board of Directors providing for the issuance of such series of Preferred Stock. The Board of Directors is further authorized to increase or decrease (but not below the number of shares of such class or series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series.

FIFTH: In furtherance and not in limitation of the powers conferred by statute and subject to Article
Sixth hereof, the Board of Directors is expressly authorized to adopt, repeal, rescind, alter or amend in any respect the Bylaws of the Corporation (the "Bylaws").

SIXTH: Notwithstanding Article Fifth hereof, the Bylaws may be adopted, rescinded, altered or amended in any respect by the stockholders of the Corporation, but only by the affirmative vote of the holders of not less than a majority of the voting power of all outstanding shares of voting stock regardless of class and voting together as a single voting class.

SEVENTH:        The business  and  affairs  of  the  Corporation  shall  be managed by and under the direction
of the Board of Directors.  Except as may otherwise be provided pursuant to
Section 2 of Article Fourth hereof in
connection with rights to elect additional directors under specified circumstances which may be granted to the holders of any series of Preferred Stock, the exact number of directors of the Corporation shall be determined from time to time by a Bylaw or Amendment thereto provided that the number of directors shall not be reduced to less than three (3), except that there need be only as many directors as there are stockholders in the event that the outstanding shares are held of record by fewer than three (3) stockholders. Elections of directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

EIGHTH: Each director shall serve until his successor is elected and qualified or until his death, resignation or removal; no decrease in the authorized number of directors shall shorten the term of any incumbent director; and additional directors, elected pursuant to Section 2 of Article Fourth hereof in connection with rights to elect such additional directors under specified circumstances which may be granted to the holders of any series of Preferred Stock, shall not be included in any class, but shall serve for such term or terms and pursuant to such other  provisions  as  are  specified  in  the  resolution  of the Board of
Directors establishing such series.   Any
stockholder proposals and nominations for the election of a director by a stockholder shall be delivered to the
Corporate Secretary of the Corporation no less than ninety (90) days nor more than one hundred twenty (120)
days in advance of the first anniversary of the Company's annual meeting held in the prior year, provided, however, in the event the Company shall not have had an annual meeting in the prior year, such notice shall be delivered  no less than ninety (90) days nor more than one  hundred  twenty
(120) days in advance of May 15 of the
current year. Such stockholder nominations must contain (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director at the annual meeting:
(w) the name, age, business address and
residence address of the proposed nominee, (x) the principal occupation or employment or the proposed nominee,
(y) the class and number of shares of capital stock of the Corporation which are beneficially owned by the proposed nominee, and (z) any other information relating to the proposed nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving notice of nominees for election at the annual meeting, (x) the name and record address of the stockholder, and (y) the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder.

NINTH: Except as may otherwise be provided pursuant to Section 2 of Article Fourth hereof in connection with rights to elect additional directors under specified circumstances which may be granted to the holders of any series of Preferred Stock, newly created directorships resulting from any increase in the number of directors, or any vacancies on the Board of Directors resulting from death, resignation, removal or other causes, shall be filled solely by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified or until such director's death, resignation or removal, whichever first occurs.

TENTH: Except for such additional directors as may be elected by the holders of any series of
Preferred Stock pursuant to the terms thereof established by a resolution of the Board of Directors pursuant to Article Fourth hereof, any director may be removed from office with or without cause and only by the affirmative vote of the holders of not less than 50% of the voting power of all outstanding shares of voting stock entitled to vote in connection with the election of such director regardless of class and voting together as a single voting class.

ELEVENTH:       Meetings  of  stockholders  of  the Corporation may be held within or without the State of
Delaware, as the Bylaws may provide. The books of the Corporation may be kept (subject to any provision of applicable law) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the Bylaws.

TWELFTH:        For   the   purposes   of   this  Restated  Certificate  of
Incorporation, the terms "affiliate,"
"associate," "control," "interested stockholder," "owner," "person" and "voting stock" shall have the meanings set forth in Section 203(c) of the Delaware General Corporation Law.

THIRTEENTH: The provisions set forth in this Article Thirteenth and in Articles Fourth, Fifth, Sixth,
Seventh, Eighth, Ninth, Tenth and Eleventh hereof may not be repealed, rescinded, altered or amended in any respect, and no other provision or provisions may be adopted which impair(s) in any respect the operation or effect of any such provision, except by the affirmative vote of the holders of a majority of the voting power of all outstanding shares of voting stock regardless of class and voting together as a single voting class, and, where such action is proposed by an interested stockholder or by any associate or affiliate of an interested stockholder, the affirmative vote of the holders of a majority of the voting power of all outstanding shares of voting stock, regardless of class and voting together as a single class, other than shares held by the interested stockholder which proposed (or the affiliate or associate of which proposed) such action, or any affiliate or associate of such interested stockholder.

FOURTEENTH: The Corporation reserves the right to adopt, repeal, rescind, alter or amend in any respect any provision contained in this Certificate in the manner now or hereafter prescribed by applicable law, and all rights conferred on stockholders herein are granted subject to this reservation. Notwithstanding the preceding sentence, the provisions set forth in Articles Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth,
Eleventh and Fourteenth may not be repealed, rescinded, altered or amended in any respect, and no other provision or provisions may be adopted which impair(s) in any respect the operation or effect of any such provision, unless such action is approved as specified in Article Fourteenth hereof.

FIFTEENTH: No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (a) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (c) under Section 174 of the Delaware
General Corporation Law, or (d) for any transaction from which the director derived an improper personal benefit. If the Delaware General Corporation Law hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended
Delaware General Corporation Law. Any repeal or modification of this Section by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or modification.

SIXTEENTH: No contract or other transaction of the Corporation with any other person, firm or corporation, or in which this corporation is interested, shall be affected or invalidated by: (a) the fact that any one or more of the directors or officers of the Corporation is interested in or is a director or officer of such other firm or corporation; or, (b) the fact that any director or officer of the Corporation, individually or jointly with others, may be a party to or may be interested in any such contract or transaction, so long as the contract or transaction is authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein, to which such fact of relationship or interest has been disclosed, or the contract or transaction has been approved or ratified by vote or written consent of the stockholders entitled to vote, to whom such fact of relationship or interest has been disclosed, or so long as the contract or transaction is fair and reasonable to the
Corporation. Each person who may become a director or officer of the Corporation is hereby relieved from any liability that might otherwise arise by reason of his contracting with the Corporation for the benefit of himself or any firm or corporation in which he may in any way be interested.

IN WITNESS WHEREOF INAMED CORPORATION has caused this Restated Certificate of
Incorporation to be executed by its President and to be attested to by its Secretary as of the 22 day of December, 1998.

INAMED CORPORATION


By:/s/ Richard G. Babbitt
Richard G. Babbitt
Chairman, Chief Executive Officer and President


By: /s/ Carol A. Brennan
Carol A. Brennan
Secretary

Exhibit 3.2


        BYLAWS
        OF

        INAMED CORPORATION
        (A DELAWARE CORPORATION)

The following are the Bylaws of INAMED CORPORATION (Delaware), a Delaware corporation (the
"Corporation"), effective as of December 21, 1998, after approval by the Corporation's Board of Directors and stockholders:

        ARTICLE I

        Offices


Section 1.01. Principal Executive Office. The principal executive office of the Corporation shall be located at 3800 Howard Hughes Boulevard, Suite 900, Las Vegas, Nevada 89109. The Board of Directors of the
Corporation (the "Board of Directors") may change the location of said principal executive office.

Section 1.02. Other Offices. The Corporation may also have an office or offices at such other place or places, either within or without the State of Delaware, as the Board of Directors may from time to time determine or as the business of the Corporation may require.

        ARTICLE II

        Meetings of Stockholders

Section 2.01. Annual Meetings. The annual meeting of stockholders of the Corporation shall be held at a date and at such time as the Board of Directors shall determine. At each annual meeting of stockholders, directors shall be elected in accordance with the provisions of Section
3.03 hereof and any other proper business may be transacted.

Section 2.02. Special Meetings. Special meetings of stockholders for any purpose or purposes may be called at any time by a majority of the Board of Directors, by the Chairman of the Board, the President or by holders of not less than ten percent (10%) of the voting power of all outstanding shares of voting stock regardless of class and voting together as a single voting class. The term "voting stock" as used in these Bylaws shall have the meaning set forth in Section 203(c) of the Delaware General Corporation Law. Special meetings may not be called by any other person or persons. Each special meeting shall be held at such date and time as is requested by the person or persons calling the meeting, within the limits fixed by law.

Section 2.03. Place of Meetings. Each annual or special meeting of stockholders shall be held at such location as may be determined by the Board of Directors or, if no such determination is made, at such place as may be determined by the Chairman of the Board. If no location is so determined, any annual or special meeting shall be held at the principal executive office of the Corporation.

Section 2.04. Notice of Meetings. Written notice of each annual or special meeting of stockholders stating the date and time when, and the place where, it is to be held shall be delivered either personally or by mail to stockholders entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before the date of the meeting. The purpose or purposes for which the meeting is called may, in the case of an annual meeting, and shall, in the case of a special meeting, also be stated. If mailed, such notice shall be directed to a stockholder at his address as it shall appear on the stock books of the Corporation, unless he shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which case such notice shall be mailed to the address designated in such request.

Section 2.05. Conduct of Meetings. All annual and special meetings of stockholders shall be conducted in accordance with such rules and procedures as the Board of Directors may determine subject to the requirements of applicable law and, as to matters not governed by such rules and procedures, as the chairman of such meeting shall determine. The chairman of any annual or special meeting of stockholders shall be the Chairman of the
Board. The Secretary, or in the absence of the Secretary, a person designated by the Chairman of the Board, shall act as secretary of the meeting.

Section 2.06. Quorum. At any meeting of stockholders of the Corporation, the presence, in person or by proxy, of the holders of record of a majority of the shares then issued and outstanding and entitled to vote at the meeting shall constitute a quorum for the transaction of business; PROVIDED, HOWEVER, that this Section
2.06 shall not affect any different requirement which may exist under statute, pursuant to the rights of any authorized class or series of stock, or under the Certificate of Incorporation of the Corporation, as amended or restated from time to time (the "Certificate"), for the vote necessary for the adoption of any measure governed thereby.

In the absence of a quorum, the stockholders present in person or by proxy, by majority vote and without further notice, may adjourn the meeting from time to time until a quorum is attained. At any reconvened meeting following such adjournment at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

Section 2.07. Votes Required. The affirmative vote of a majority of the shares present in person or represented by proxy at a duly called meeting of stockholders of the Corporation, at which a quorum is present and entitled to vote on the subject matter, shall be sufficient to take or authorize action upon any matter which may properly come before the meeting, except that the election of directors shall be by plurality vote, unless the vote of a greater or different number thereof is required by statute, by the rights of any authorized class of stock or by the Certificate.
Unless the Certificate or a resolution of the Board of Directors adopted in connection with the issuance of shares of any class or series of stock provides for a greater or lesser number of votes per share, or limits or denies voting rights, each outstanding share of stock, regardless of class or series, shall be entitled to one (l) vote on each matter submitted to a vote at a meeting of stockholders.

Section 2.08. Proxies. A stockholder may vote the shares owned of record by him either in person or by proxy executed in writing (which shall include writings sent by telex, telegraph, cable or facsimile transmission) by the stockholder himself or by his duly authorized attorney-in-fact. No proxy shall be valid after three (3) years from its date, unless the proxy provides for a longer period. Each proxy shall be in writing, subscribed by the stockholder or his duly authorized attorney-in-fact, and dated, but it need not be sealed, witnessed or acknowledged.

Section 2.09. Action by Written Consent. Any action that may be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Notice of the taking of such action shall be given promptly to each stockholder that would have been entitled to vote thereon at a meeting of stockholders and that did not consent thereto in writing.

Section 2.10. List of Stockholders. The Secretary of the Corporation shall prepare and make (or cause to be prepared and made), at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of, and the number of shares registered in the name of, each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten
(10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the duration thereof, and may be inspected by any stockholder who is present.

Section 2.11. Inspectors of Election. In advance of any meeting of stockholders, the Board of Directors may appoint Inspectors of Election to act at such meeting or at any adjournment or adjournments thereof. If such Inspectors are not so appointed or fail or refuse to act, the chairman of any such meeting may (and, upon the demand of any stockholder or stockholder's proxy, shall) make such an appointment.

The number of Inspectors of Election shall be one (1) or three (3). If there are three (3) Inspectors of
Election, the decision, act or certificate of a majority shall be effective and shall represent the decision, act or
certificate  of  all.   No  such  Inspector  need  be  a stockholder of the
Corporation.

Subject to any provisions of the Certificate of Incorporation, the Inspectors of Election shall determine the number of shares outstanding, the voting power of each, the shares represented at the meeting, the existence of a quorum and the authenticity, validity and effect of proxies; they shall receive votes, ballots or consents, hear and determine all challenges and questions in any way arising in connection with the right to vote, count and tabulate all votes or consents, determine when the polls shall close and determine the result; and finally, they shall do such acts as may be proper to conduct the election or vote with fairness to all stockholders. On request, the Inspectors shall make a report in writing to the secretary of the meeting concerning any challenge, question or other matter as may have been determined by them and shall execute and deliver to such secretary a certificate of any fact found by them.

Section 2.13 Notice of Stockholder Action. Any stockholder proposal or nomination for the election of a director by a stockholder shall be delivered to the Corporate Secretary of the Corporation no less than ninety (90)
days nor more than one hundred twenty (120) days in advance of the first anniversary of the Company's annual meeting held in the prior year, provided, however, in the event the Company shall not have had an annual meeting in the prior year, such notice shall be delivered no less than ninety (90) days nor more than one hundred twenty
(120) days in advance of May 15 of the current year. Such stockholder nominations must contain (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director at the annual meeting:
(w) the name, age, business address and residence address of the proposed nominee, (x) the principal occupation or employment or the proposed nominee, (y) the class and number of shares of capital stock of the Corporation which are beneficially owned by the proposed nominee, and (z) any other information relating to the proposed nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving notice of nominees for election at the annual meeting, (x) the name and record address of the stockholder, and (y) the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder.


        ARTICLE III

        Directors

Section 3.01. Powers. The business and affairs of the Corporation shall be managed by and be under the direction of the Board of Directors. The Board of Directors shall exercise all the powers of the Corporation, except those that are conferred upon or reserved to the stockholders by statute, the Certificate of Incorporation or these Bylaws.

Section 3.02. Number. The number of directors shall be fixed from time to time by resolution of the
Board of  Directors but shall not be less than three (3) nor more than nine
(9).

Section 3.03. Election and Term of Office. Each director shall serve until his successor is elected and qualified or until his death, resignation or removal, no decrease in the authorized number of directors shall shorten the term of any incumbent director, and additional directors elected in connection with rights to elect such additional directors under specified circumstances which may be granted to the holders of any series of Preferred
Stock shall not be included in any class, but shall serve for such term or terms and pursuant to such other provisions as are specified in the resolution of the Board of Directors establishing such series.

Section 3.04. Election of Chairman of the Board. At the organizational meeting immediately following the annual meeting of stockholders, the directors shall elect a Chairman of the Board from among the directors who shall hold office until the corresponding meeting of the Board of Directors in the next year and until his successor shall have been elected or until his earlier resignation or removal. Any vacancy in such office may be filled for the unexpired portion of the term in the same manner by the Board of Directors at any regular or special meeting.

Section 3.05. Removal. Any director may be removed from office only as provided in the Certificate of
Incorporation.

Section 3.06. Vacancies and Additional Directorships. Newly created directorships resulting from death, resignation, disqualification, removal or other cause shall be filled solely by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

Section 3.07. Regular and Special Meetings. Regular meetings of the Board of Directors shall be held immediately following the annual meeting of the stockholders; without call at such time as shall from time to time be fixed by the Board of Directors; and as called by the Chairman of the Board in accordance with applicable law.

Special meetings of the Board of Directors shall be held upon call by or at the direction of the Chairman of the Board, the President or any two (2) directors, except that when the Board of Directors consists of one (1)
director, then the one director may call a special meeting. Except as otherwise required by law, notice of each special meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least three days before the day on which the meeting is to be held, or shall be sent to him at such place by telex, telegram, cable, facsimile transmission or telephoned or delivered to him personally, not later than the day before the day on which the meeting is to be held. Such notice shall state the time and place of such meeting, but need not state the purpose or purposes thereof, unless otherwise required by law, the Certificate of Incorporation or these Bylaws ("Bylaws").

Notice of any meeting need not be given to any director who shall attend such meeting in person (except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened) or who shall waive notice thereof, before or after such meeting, in a signed writing.

Section 3.08. Quorum. At all meetings of the Board of Directors, a majority of the fixed number of directors shall constitute a quorum for the transaction of business, except that when the Board of Directors consists of one (1) director, then the one director shall constitute a quorum.

In the absence of a quorum, the directors present, by majority vote and without notice other than by announcement, may adjourn the meeting from time to time until a quorum shall be present. At any reconvened meeting following such an adjournment at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

Section 3.09. Votes Required. Except as otherwise provided by applicable law or by the Certificate of Incorporation, the vote of a majority of the directors present at a meeting duly held at which a quorum is present shall be sufficient to pass any measure.

Section 3.10. Place and Conduct of Meetings. Each regular meeting and special meeting of the Board of Directors shall be held at a location determined as follows: The Board of Directors may designate any place, within or without the State of Delaware, for the holding of any meeting. If no such designation is made: (a) any meeting called by a majority of the directors shall be held at such location, within the county of the Corporation's principal executive office, as the directors calling the meeting shall designate; and (b) any other meeting shall be held at such location, within the county of the Corporation's principal executive office, as the Chairman of the Board may designate or, in the absence of such designation, at the Corporation's principal executive office.
Subject to the requirements of applicable law, all regular and special meetings of the Board of Directors shall be conducted in accordance with such rules and procedures as the Board of Directors may approve and, as to matters not governed by such rules and procedures, as the chairman of such meeting shall determine. The chairman of any regular or special meeting shall be the Chairman of the Board, or, in his absence, a person designated by the Board of Directors. The Secretary, or, in the absence of the Secretary, a person designated by the chairman of the meeting, shall act as secretary of the meeting.

Section 3.11. Fees and Compensation. Directors shall be paid such compensation as may be fixed from time to time by resolution of the Board of Directors: (a) for their usual and contemplated services as directors; (b) for their services as members of committees appointed by the Board of Directors, including attendance at committee meetings as well as services which may be required when committee members must consult with management staff; and (c) for extraordinary services as directors or as members of committees appointed by the Board of Directors, over and above those services for which compensation is fixed pursuant to items (a) and (b) in this Section 3.11. Compensation may be in the form of an annual retainer fee or a fee for attendance at meetings, or both, or in such other form or on such basis as the resolutions of the Board of Directors shall fix. Directors shall be reimbursed for all reasonable expenses incurred by them in attending meetings of the Board of Directors and committees appointed by the Board of Directors and in performing compensable extraordinary services.
Nothing contained herein shall be construed to preclude any director from serving the Corporation in any other capacity, such as an officer, agent, employee, consultant or otherwise, and receiving compensation therefor.

Section 3.12. Committees of the Board of Directors. To the full extent permitted by applicable law, the
Board of Directors may from time to time establish committees, including, but not limited to, standing or special committees and an executive committee with authority and responsibility for bookkeeping, with authority to act as signatories on Corporation bank or similar accounts and with authority to choose attorneys for the Corporation and direct litigation strategy, which shall have such duties and powers as are authorized by these Bylaws or by the
Board of Directors. Committee members, and the chairman of each committee, shall be appointed by the Board of Directors. The Chairman of the Board, in conjunction with the several committee chairmen, shall make recommendations to the Board of Directors for its final action concerning members to be appointed to the several committees of the Board of Directors. Any member of any committee may be removed at any time with or without cause by the Board of Directors. Vacancies which occur on any committee shall be filled by a resolution of the Board of Directors. If any vacancy shall occur in any committee by reason of death, resignation, disqualification, removal or otherwise, the remaining members of such committee, so long as a quorum is present, may continue to act until such vacancy is filled by the Board of Directors. The Board of Directors may, by
resolution, at any time deemed desirable, discontinue any standing or special committee. Members of standing committees, and their chairmen, shall be elected yearly at the regular meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The provisions of Sections 3.07, 3.08, 3.09 and
3.10 of these Bylaws shall apply, MUTATIS MUTANDIS, to any such Committee of the Board of Directors.

        ARTICLE IV

        Officers

Section 4.01. Designation, Election and Term of Office. The Corporation shall have a Chairman of the Board, a President, Treasurer, such senior vice presidents and vice presidents as the Board of Directors deems appropriate, a Secretary and such other officers as the Board of Directors may deem appropriate. These officers shall be elected annually by the Board of Directors at the organizational meeting immediately following the annual meeting of stockholders, and each such officer shall hold office until the corresponding meeting of the Board of Directors in the next year and until his successor shall have been elected and qualified or until his earlier resignation, death or removal. Any vacancy in any of the above offices may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

Section  4.02.   Chairman of the Board.   The  Chairman  of  the  Board  of
Directors shall preside at all
meetings of the directors and shall have such other powers and duties as may from time to time be assigned to him by the Board of Directors.

Section 4.03. President. The President shall be the chief executive officer of the Corporation and shall, subject to the power of the Board of Directors, have general supervision, direction and control of the business and affairs of the Corporation. He shall preside at all meetings of the stockholders and, in the absence of the Chairman of the Board, at all meetings of the directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other duties as may be assigned to him from time to time by the Board of Directors.

Section 4.04. Treasurer. The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of account of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall at all reasonable times be open to inspection by the directors.

The Treasurer shall deposit all moneys and other valuables in the name and to the credit of the
Corporation with such depositaries as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, shall render to the President and directors, whenever they request it, an account of all of his transactions as the Treasurer and of the financial condition of the Corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the Bylaws.

Section 4.05. Secretary. The Secretary shall keep the minutes of the meetings of the stockholders, the
Board of Directors and all committees. He shall be the custodian of the corporate seal and shall affix it to all documents which he is authorized by law or the Board of Directors to sign and seal. He also shall perform such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman of the Board or President.

Section 4.06. Assistant Officers. The President may appoint one or more assistant secretaries and such other assistant officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as may be specified from time to time by the President.

Section 4.07. When Duties of an Officer May Be Delegated. In the case of absence or disability of an officer of the Corporation or for any other reason that may seem sufficient to the Board of Directors, the Board of Directors or any officer designated by it, or the President, may, for the time of the absence or disability, delegate such officer's duties and powers to any other officer of the Corporation.

Section 4.08. Officers Holding Two or More Offices. The same person may hold any two (2) or more of the above-mentioned offices.

Section 4.09. Compensation. The Board of Directors shall have the power to fix the compensation of all officers and employees of the Corporation.
Section 4.10. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors, to the President, or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein unless otherwise determined by the Board of Directors. The acceptance of a resignation by the Corporation shall not be necessary to make it effective.

Section 4.11. Removal. Any officer of the Corporation may be removed, with or without cause, by the affirmative vote of a majority of the entire Board of Directors. Any assistant officer of the Corporation may be removed, with or without cause, by the President or by the Board of Directors.

        ARTICLE V

        Indemnification of Directors, Officers
        Employees end other Corporate Agents

Section 5.01. Action, Etc. Other Than By Or In The Right of The Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise (all such persons being referred to hereinafter as an "Agent"), against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

Section 5.02. Action, Etc., By Or In The Right of The Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was an Agent against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation by a court of competent jurisdiction, after exhaustion of all appeals therefrom, unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

Section 5.03. Determination of Right of Indemnification. Any indemnification under Sections 5.01 or
5.02 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Agent is proper in the circumstances because the Agent has met the applicable standard of conduct set forth in Sections 5.01 and 5.02 hereof, which determination is made (a) by the Board of Directors, by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (b) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or
(c) by the stockholders.

Section 5.04. Indemnification Against Expenses of Successful Party. Notwithstanding the other provisions of this Article V, to the extent that an Agent has been successful on the merits or otherwise, including the dismissal of an action without prejudice or the settlement of an action without admission of liability, in defense of any action, suit or proceeding referred to in Sections 5.01 or 5.02 hereof, or in defense of any claim, issue or matter therein, such Agent shall be indemnified against expenses, including attorneys' fees actually and reasonably incurred by such Agent in connection therewith.

Section 5.05. Advances of Expenses. Except as limited by Section 5.06 of this Article V, expenses incurred by an Agent in defending any civil or criminal action, suit, or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding, if the Agent shall undertake to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified as authorized in this Article V. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by the Board of Directors by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel in a written opinion, that, based upon the facts known to the Board of Directors or counsel at the time such determination is made, such person acted in bad faith and in a manner that such person did not believe to be in or not opposed to the best interest of the Corporation, or, with respect to any criminal proceeding, that such person believed or had reasonable cause to believe his conduct was unlawful.

Section 5.06. Right of Agent to Indemnification Upon Application; Procedure Upon Application. Any indemnification or advance under this Article V shall be made promptly, and in any event within ninety days, upon the written request of the Agent, unless a determination shall be made in the manner set forth in the second sentence of Subsection 5.05 hereof that such Agent acted in a manner set forth therein so as to justify the Corporation's not indemnifying or making an advance to the Agent. The right to indemnification or advances as granted by this Article V shall be enforceable by the Agent in any court of competent jurisdiction, if the Board of Directors or independent legal counsel denies the claim, in whole or in part, or if no disposition of such claim is made within ninety (90) days. The Agent's expenses incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such proceeding shall also be indemnified by the Corporation.

Section 5.07. Other Rights and Remedies. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article V shall not be deemed exclusive of any other rights to which an Agent seeking indemnification or advancement of expenses may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be an Agent and shall inure to the benefit of the heirs, executors and administrators of such a person. All rights to indemnification under this
Article V shall be deemed to be provided by a contract between the Corporation and the Agent who serves in such capacity at any time while these Bylaws and other relevant provisions of the Delaware General Corporation Law and other applicable law, if any, are in effect. Any repeal or modification thereof shall not affect any rights or obligations then existing.

Section 5.08. Insurance. Upon resolution passed by the Board of Directors, the Corporation may purchase and maintain insurance on behalf of any person who is or was an Agent against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article V.

Section 5.09. Constituent Corporations. For the purposes of this Article V, references to "the
Corporation" shall include, in addition to the resulting corporation, all constituent corporations (including all constituents of constituents) absorbed in a consolidation or merger as well as the resulting or surviving corporation, which, if the separate existence of such constituent corporation had continued, would have had power and authority to indemnify its Agents, so that any Agent of such constituent corporation shall stand in the same position under the provisions of the Article V with respect to the resulting or surviving corporation as that Agent would have with respect to such constituent corporation if its separate existence had continued.

Section 5.10. Other Enterprises, Fines, and Serving at Corporation's Request. For purposes of this
Article V, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to
"serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to any employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article V.

Section 5.11. Savings Clause. If this Article V or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Agent as to expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether internal or external, including a grand jury proceeding and an action or suit brought by or in the right of the Corporation, to the full extent permitted by any applicable portion of this Article V that shall not have been invalidated, or by any other applicable law.

        ARTICLE VI

        Stock

Section 6.01. Certificates. Except as otherwise provided by law, each stockholder shall be entitled to a certificate or certificates which shall represent and certify the number and class (and series, if appropriate) of shares of stock owned by him in the Corporation. Each certificate shall be signed in the name of the Corporation by the Chairman of the Board or a Vice-Chairman of the Board or the President or a Vice President, together with the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary. Any or all of the signatures on any certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

Section 6.02. Transfer of Shares. Shares of stock shall be transferable on the books of the Corporation only by the holder thereof, in person or by his duly authorized attorney, upon the surrender of the certificate representing the shares to be transferred, properly endorsed, to the Corporation's transfer agent, if the
Corporation has a transfer agent, or to the Corporation's registrar, if the Corporation has a registrar, or to the Secretary, if the Corporation has neither a transfer agent nor a registrar. The Board of Directors shall have power and authority to make such other rules and regulations concerning the issue, transfer and registration of certificates of the Corporation's stock as it may deem expedient.

Section 6.03. Transfer Agents and Registrars. The Corporation may have one or more transfer agents and one or more registrars of its stock whose respective duties the Board of Directors or the Secretary may, from time to time, define. No certificate of stock shall be valid until countersigned by a transfer agent, if the Corporation has a transfer agent, or until registered by a registrar, if the Corporation has a registrar. The duties of transfer agent and registrar may be combined.

Section 6.04. Stock Ledgers. Original or duplicate stock ledgers, containing the names and addresses of the stockholders of the Corporation and the number of shares of each class of stock held by them, shall be kept at the principal executive office of the Corporation or at the office of its transfer agent or registrar.

Section 6.05. Record Dates. The Board of Directors may fix, in advance, a date as the record date for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or in order to make a determination of stockholders for any other proper purpose. Such date in any case shall be not more than sixty (60) days, and in case of a meeting of stockholders, not less than ten (10) days, prior to the date on which the particular action requiring such determination of stockholders is to be taken. Only those stockholders of record on the date so fixed shall be entitled to any of the foregoing rights, notwithstanding the transfer of any such stock on the books of the Corporation after any such record date fixed by the Board of Directors.

Exhbit 10.46


INAMED CORPORATION

        1998 STOCK OPTION PLAN



1.      Purpose of the Plan.

This 1998 Stock Option Plan (the "Plan") is intended as an incentive, to retain in the employ of INAMED CORPORATION (the "Company") and any Subsidiary of the Company, within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the "Code"), persons of training, experience and ability, to attract new employees, consultants, officers and directors, whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries.

It is further intended that options (the "Options") granted pursuant to the Plan shall be Options not intended to qualify as an incentive stock option within the meaning of
Section 422 of the Code.

The Company intends that the Plan meet the requirements of Rule 16b-3 ("Rule 16b-3")
promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and that transactions of the type specified in subparagraphs (c) to (f) inclusive of Rule 16b-3 by officers and directors of the Company pursuant to the Plan will be exempt from the operation of Section 16(b) of the Exchange Act. In all cases, the terms, provisions, conditions and limitations of the Plan shall be construed and interpreted consistent with the Company's intent as stated in this Section 1.

2.      Administration of the Plan.

The Board of Directors of the Company (the "Board") shall administer the Plan unless and until the Board delegates administration to a Committee. The Board may delegate administration of the Plan to a Committee or Committees of one or more members of the Board. In the discretion of the Board, a Committee may consist solely of two or more Outside Directors (as such term is defined in Section 162(m) of the Code), or solely of two or more Non-Employee Directors (as such term is defined in Rule 16b-3). If administration is delegated to a Committee, the Committee shall have, in connection with the administration of the Plan, the powers theretofore possessed by the Board (and references in this Plan to the Board shall thereafter be to the Committee), subject, however, to such resolutions, not inconsistent with the provisions of the Plan, as may be adopted from time to time by the Board. The Board may abolish the Committee at any time and revest in the Board the administration of the Plan.

Subject to the provisions of the Plan, the Board shall have the authority, in its discretion: (1) to grant Options; (2) to determine, upon review of relevant information and in accordance with Section 5 of the Plan, the Fair Market Value of the Common Stock of the Company, $.01 par value per share ("Common Stock");
(3) to determine the exercise price per share of Options to be granted, which exercise price shall be determined in accordance with Section 5 of the Plan; (4) to determine the recipients to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option; (5) to interpret the provisions and supervise the administration of the Plan; (6) to prescribe, amend and rescind rules and regulations relating to the Plan; (7) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend each Option; (8) to accelerate or defer (with the consent of the recipient of the Option (the "Optionee")) the exercise date of any Option, consistent with the provisions of Section
5 of the Plan; (9) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; and (10) to make all other determinations deemed necessary or advisable for the administration of the Plan.


All decisions, determinations and interpretations of the Board shall be final and binding on all
Optionees and any other holders of any Options granted under the Plan.


                In the event that for any reason the Board is unable to act or if the Board at the time of any grant, award or other acquisition under the Plan of Options or Common Stock does not consist of two or more
Non-Employee Directors, then any such grant, award or other acquisition may be approved or ratified in any other manner contemplated by subparagraph (d) of Rule 16b-3.

3.      Designation of Optionees.

The persons eligible for participation in the Plan as recipients of Options (the "Optionees") shall include employees, consultants and directors of the Company or any Subsidiary. In selecting Optionees, and in determining the number of shares to be covered by each Option granted to Optionees, the Board may consider the office or position held by the Optionee or the Optionee's relationship to the Company, the Optionee's degree of responsibility for and contribution to the growth and success of the Company or any Subsidiary, the Optionee's length of service, age, promotions, potential and any other factors that the Board may consider relevant. An
Optionee who has been granted an Option hereunder may be granted an additional Option or Options, if the Board shall so determine.

4.      Common Stock Reserved for the Plan.

Subject to adjustment as provided in Section 7 hereof, a total of 450,000 shares of the Common
Stock shall be subject to the Plan. The shares of Common Stock subject to the Plan shall consist of unissued shares or previously issued shares held by any Subsidiary of the Company, and such amount of shares of Common
Stock shall be and is hereby reserved for such purpose. Any of such shares of Common Stock that may remain unsold and that are not subject to outstanding Options at the termination of the Plan shall cease to be reserved for the purposes of the Plan, but until termination of the Plan the Company shall at all times reserve a sufficient number of shares of Common Stock to meet the requirements of the Plan. Should any Option expire or be cancelled prior to its exercise in full or should the number of shares of Common Stock to be delivered upon the exercise in full of an Option be reduced for any reason, the shares of Common Stock theretofore subject to such Option may be subject to future Options under the Plan.

5.      Terms and Conditions of Options.

Options granted under the Plan shall be subject to the following conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Board shall deem desirable:

(a)     Option Price.  The purchase price  of  each  share  of Common Stock purchasable
under an Option shall be determined by the Board at the time of grant, but shall not be less than 85% of the Fair
Market Value (as defined below) of such share of Common Stock on the date the Option is granted; provided, however, that if an option granted to the Company's Chief Executive Officer or to any of the Company's other four most highly compensated officers is intended to qualify as performance-based compensation under Section
162(m) of the Code, the exercise price of such Option shall not be less than 100% of the Fair Market Value of such share of Common Stock on the date the Option is granted. The exercise price for each Option shall be subject to adjustment as provided in Section 7 below. Fair Market Value means the closing price of publicly traded shares of Common Stock on a national securities exchange or the over-the-counter Bulletin Board market
("OTC Bulletin Board"), or, if not so listed or regularly quoted, the mean between the closing bid and asked prices of publicly traded shares of Common Stock in the over-the-counter market, or, if such bid and asked prices shall not be available, as reported by any nationally recognized quotation service selected by the Company, or as determined by the Board in a manner consistent with the provisions of the Code. Anything in this Section 5(a) to the contrary notwithstanding, in no event shall the purchase price of a share of Common Stock be less than the minimum price permitted under rules and policies of any national securities exchange or the OTC Bulletin Board if and so long as the Common Stock is listed on any such exchange or the OTC Bulletin Board.

(b)     Option Term.   The term of each Option shall be fixed by the Board,
but no
Option shall be exercisable more than 10 years after the date such Option is granted.

(c) Exercisability. Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board at the time of grant. Unless the Board shall decide otherwise, Options shall vest ratably over three (3) years.

(d) Method of Exercise. Options to the extent then exercisable may be exercised in whole or in part at any time during the option period, by giving written notice to the Company specifying the number of shares of Common Stock to be purchased, accompanied by payment in full of the purchase price, in cash, by check or such other instrument as may be acceptable to the Board. Payment in full or in part may also be made by (i) exchanging Common Stock owned by the Optionee which is not the subject of any pledge or security interest, (ii) the Optionee's written selection to have shares of Common Stock withheld by the Company from the shares of Common Stock otherwise to be received with such withheld shares of Common Stock having a Fair Market Value on the date of exercise equal to the exercise price of the Option, or (iii) by a combination of the forgoing, provided that the combined value of all cash and cash equivalents and the Fair Market Value of any shares surrendered to the Company is at least equal to such exercise price. An Optionee shall have the right to dividends and other rights of a stockholder with respect to shares of Common Stock purchased upon exercise of an Option after (i) the Optionee has given written notice of exercise and has paid in full for such shares and (ii) becomes a stockholder of record with respect thereto. The provisions of this subsection 5(d) are subject to any Option provisions governing the minimum number of shares as to which an Option may be exercised.

Neither the recipient of an Option nor any person to whom an Option is transferred in accordance with the Plan shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such Option unless and until such person has satisfied all requirements for exercise of the Option pursuant to its terms.

(e) Non-transferability of Options. Options may be transferred to the extent provided in the Option Agreement; provided that if the Option Agreement does not expressly permit the transfer of an Option, the Option shall not be transferable except by will, by the laws of descent and distribution or pursuant to a domestic relations order satisfying the requirements of Rule 16 of the Exchange Act and shall be exercisable during the lifetime of the person to whom the Option is granted only by such person or any transferee pursuant to a domestic relations order. Notwithstanding the foregoing, the person to whom the Option is granted may, by delivering written notice to the Company, in a form satisfactory to the Company, designate a third party who, in the event of the death of the Optionee, shall thereafter be entitled to exercise the Option. Any attempt to transfer, assign, pledge or otherwise dispose of, or to subject to execution, attachment or similar process, any Option contrary to the provisions hereof shall be void and ineffective and shall give no right to the purported transferee.

(f) Termination by Death. Unless otherwise determined by the Board at grant, if any Optionee's employment with or service to the Company or any Subsidiary terminates by reason of death, the Option may thereafter be exercised, to the extent then exercisable (or on such accelerated basis as the Board shall determine at or after grant), by the legal representative of the estate or by the legatee of the Optionee under the will of the Optionee, for a period of one year after the date of such death or until the expiration of the stated term of such Option as provided under the Plan, whichever period is shorter.


(g)     Termination by Reason of Disability.   Unless  otherwise determined
by the
Board at grant, if any Optionee's employment with or service to the Company or any Subsidiary terminates by reason of total and permanent disability (as defined in Section 22(e)(3) of the Code, "Disability"), any Option held by such Optionee may thereafter be exercised, to the extent it was exercisable at the time of termination due to
Disability (or on such accelerated basis as the Board shall determine at or after grant), but may not be exercised after 30 days after the date of such termination of employment or service or the expiration of the stated term of such Option, whichever period is shorter; provided, however, that, if the Optionee dies within such 30 day period, any unexercised Option held by such Optionee shall thereafter be exercisable to the extent to which it was exercisable at the time of death for a period of one year after the date of such death or for the stated term of such Option, whichever period is shorter.

(h) Other Termination. Unless otherwise determined by the Board at grant, if any
Optionee's employment with or service to the Company or any Subsidiary terminates for any reason other than death or Disability, the Option shall thereupon terminate, except that the portion of any Option that was exercisable on the date of such termination of employment may be exercised for the lesser of 30 days after the date of termination or the balance of such Option's term if the Optionee's employment or service with the
Company or any Subsidiary is terminated by the Company or such Subsidiary without cause (the determination as to whether termination was for cause to be made by the Board). The transfer of an Optionee from the employ of the Company to a Subsidiary, or vice versa, or from one Subsidiary to another, shall not be deemed to constitute a termination of employment for purposes of the Plan.

6.      Effective Date of Plan and Term of Plan

The Plan is subject to approval, at a duly held shareholders' meeting, within twelve (12) months after the date the Board approves the Plan, by the affirmative vote of the holders of a majority of the voting shares of the Company represented in person or by proxy and entitled to vote at the meeting. Options may be granted, but not exercised, before such shareholder approval. If the shareholders fail to approve the Plan within the required time period, any Options granted under the Plan shall be void, and no additional Options may thereafter be granted. The Plan shall continue until such time as it may be terminated by action of the Board; provided, however, that no Options may be granted under this Plan on or after the tenth anniversary of approval of the Plan by the Board, but Options theretofore granted may extend beyond that date.

7.      Adjustments Upon Changes in Capitalization or Merger.

(a) Subject to any required action by the stockholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common
Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock of the Company or the payment of a stock dividend with respect to the Common Stock or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive.
Except as expressly provided herein, no issuance by the Company of shares of Common Stock of any class, or securities convertible into shares of Common Stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.


(b) Unless otherwise provided by the Board at the time of grant, in the event of: (i) a dissolution, liquidation or sale of substantially all of the assets of the Company; (ii) a merger or consolidation in which the Company is not the surviving corporation; (iii) a reverse merger in which the Company is the surviving corporation but the shares of Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (iv) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Exchange Act, or any comparable successor provisions (excluding any employee benefit plan or related trust sponsored or maintained by the Company or any affiliate of the Company), of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company
representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, then, with respect to Options held by Optionees, the vesting of such Options (and, if applicable, the time during which such Options may be exercised) shall be accelerated immediately prior to such event and the Options shall terminate if not exercised (if applicable) twenty days following such acceleration.

8.      Purchase for Investment.

Unless the Options and shares covered by the Plan have been registered under the United States
Securities Act of 1933, as amended (the "Securities Act"), or the Company has determined that such registration is unnecessary, each person exercising an Option under the Plan may be required by the Company to give a representation in writing that he is acquiring the shares for his own account for investment and not with a view to, or for sale in connection with, the distribution of any part thereof.

9.      Taxes.

The Company may make such provisions as it may deem appropriate, consistent with applicable law, in connection with any Options granted under the Plan with respect to the withholding of taxes or any other tax matters.

10.     Amendment and Termination.

The Board may amend, suspend, or terminate the Plan, except that no amendment shall be made that would impair the rights of any Optionee under any Option theretofore granted without his consent, and except that no amendment shall be made which, without the approval of the stockholders of the Company would:

(a) materially increase the number of shares that may be issued under the Plan, except as provided in Section 7;

(b) materially increase the benefits accruing to the Optionees under the Plan;

(c)     materially  modify   the   requirements   as   to  eligibility  for
participation in the
Plan; or

(d)     extend the term of any Option beyond that provided  for  in Section
5(b).

The Board may amend the terms of any Option theretofore granted, prospectively or retroactively, but no such amendment shall impair the rights of any Optionee without his consent. The Board may also substitute new Options for previously granted Options, including options granted under other plans applicable to the participant and previously granted Options having higher option prices, upon such terms as the Board may deem appropriate.

11.     Government Regulations.

The Plan, and the grant and exercise of Options hereunder, and the obligation of the Company to sell and deliver shares under such Options, shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies, or by national securities exchanges or the OTC Bulletin Board if and so long as the Common Stock is listed on any such exchange or the OTC Bulletin Board, as may be required.


12.     General Provisions.

(a)     Certificates.   All  certificates   for   shares  of  Common  Stock
delivered under the
Plan shall be subject to such stop transfer orders and other restrictions as the Board may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, or other securities commission having jurisdiction, any applicable Federal, provincial or state securities law, any stock exchange upon which the Common Stock is then listed and the Board may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions.

(b) Employment Matters. The adoption of the Plan shall not confer upon any
Optionee of the Company or any Subsidiary any right to continued employment or, in the case of an Optionee who is a director, continued service as a director, with the Company or a Subsidiary, as the case may be, nor shall it interfere in any way with the right of the Company or any Subsidiary to terminate the employment of any of its employees, the service of any of its directors or the retention of any of its consultants or advisors at any time.

(c) Limitation of Liability. No member of the Board or the Committee, or any officer or employee of the Company acting on behalf of the Board or the Committee, shall be personally liable for any action, determination, or interpretation taken or made in good faith with respect to the Plan, and all members of the Board or the Committee and each and any officer or employee of the Company acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

(d) Registration of Common Stock. Notwithstanding any other provision in the
Plan, no Option may be exercised unless and until the Common Stock to be issued upon the exercise thereof has been registered under the Securities Act and applicable state securities laws, or is, in the opinion of counsel to the Company, exempt from such registration in the United States or exempt from the prospectus and registration requirements under applicable provincial legislation. The Company shall not be under any obligation to register under applicable federal or state securities laws any Common Stock to be issued upon the exercise of an Option granted hereunder, or to comply with an appropriate exemption from registration under such laws or the laws of any province in order to permit the exercise of an Option and the issuance and sale of the Common Stock subject to such Option. However, the Company may in its sole discretion register such Common Stock at such time as the Company shall determine. If the Company chooses to comply with such an exemption from registration, the
Common Stock issued under the Plan may, at the direction of the Board, bear an appropriate restrictive legend restricting the transfer or pledge of the Common Stock represented thereby, and the Committee may also give appropriate stop transfer instructions to the Company's transfer agents.




Exhibit 21

        List of Subsidiaries of INAMED Corp.

        Biodermis Corporation
        Biodermis Ltd.
        Bioenterics Corporation
        Bioenterics Latin America S.A. de C.V.
        Bioenterics Ltd.
        Bioplexus Corporation
        Bioplexus Ltd.
        Chamfield Ltd.
        CUI Corporation
        Flowmatrix Corporation
        Inamed Development Company
        Inamed do Brasil, LTDA
        Inamed International Corp.
        Inamed Japan
        Inamed Medical Group
        McGhan LTD.
        McGhan Medical Asia Pacific
        McGhan Medical Benelux B.V.
        McGhan Medical B.V.
        McGhan Medical B.V.B.A.
        McGhan Medical Corporation
        McGhan Medical GmbH
        McGhan Medical Ltd.
        McGhan Medical Mexico, S.A. de C.V.
        McGhan Medical, S.A.
        McGhan Medical S.A.R.L.
        McGhan Medical S.R.L.
        Medisyn Technologies Corporation
        Medisyn Technologies Ltd.