Form 10-Q
period 1999-03-31
INAMED CORP
filed 1999-05-14
CIK 109831

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549




FORM 10-Q

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999			       Commission File Number: 1-9741






INAMED CORPORATION

State of Incorporation: Delaware
I.R.S. Employer Identification No.:  59-0920629

700 Ward Drive, Santa Barbara, California 93111-2919

Telephone Number:  (805) 692-5400






		Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No_____





On May 14, 1999 there were 17,120,437 Shares of the Registrant's Common Stock Outstanding.

This document contains 23 pages.


INAMED CORPORATION AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 1999



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

ITEM 1.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000's)
                     							               Unaudited		           Audited
                                         March 31, 1999     December 31, 1998

		Assets

Current assets:
	Cash and cash equivalents	                    $	12,855	           $	11,873
	Trade accounts receivable, net of
   allowance for doubtful accounts
   and returns and allowances	of $7,323
   and $6,15	                                    24,198              23,169
	Inventories	                                    16,257	             17,855
	Prepaid expenses and other current assets	       2,288	              1,337
	Income tax refund receivable	                      713                 726
	Deferred income taxes	                           8,511	              8,000
                                               ________							     ________

	     Total current assets	                      64,822	             62,960
                                               ________            ________
Property and equipment, at cost:
	Machinery and equipment	                        14,274	             14,170
	Furniture and fixtures	                          3,336	              3,418
	Leasehold improvements                         	11,950             	11,986
							                                        ________            ________

                                              			29,560	             29,574
	Less accumulated depreciation
		and amortization                             	(17,129)           	(16,751)
                                               ________            ________

		Net property and equipment	                    12,431	             12,823
                                               ________            ________

Notes receivable, net of allowance of $467	       2,834	              2,769

Intangible assets, net	                             982              	1,015

Other assets, at cost                             	 784              	1,140
                                               ________            ________

Total assets                                  $  81,853           $  80,707
                                              =========           =========

(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000's)
                         			               Unaudited            Audited
                                 	       March 31, 1999    	December 31, 1998

Liabilities and Stockholders' Deficiency

Current liabilities:
 Current installments of long-term debt	      $      37           $      51
	Notes payable to bank		                          1,034	             	1,186
	Accounts payable		                              10,548	             12,226
	Accrued liabilities:
		Salaries, wages, and payroll taxes		            2,641		             2,681
		Interest		                                      1,019	             	2,032
		Self-insurance	                                	4,107		             3,649
		Other                                         		5,913             		4,523
	Royalties payable	                            	  4,393	             	5,061
	Income taxes payable		                           1,559	              1,318
	Accrued litigation settlement                  		1,806	             	5,721
	Note payable, escrow agent		                    25,500		            25,500
							                                        ________            ________

		  Total current liabilities	                  	58,557	            	63,948
							                                        ________            ________

Convertible and other long-term debt,
	excluding current installments	                	27,713		            27,767

Deferred grant income                           		1,103	             	1,235

Deferred income taxes		                             310	               	382

Commitments and contingencies

Redeemable common stock, $.01 par value
	426,323 shares issued and outstanding
	stated at redemption value $7.04 per share	     	3,000             		3,000

Stockholders' deficiency:
	Common stock, $0.01 par value.
		Authorized 20,000,000 shares; issued
		and outstanding 11,245,991 and 11,010,290		       110	               	110
	Additional paid-in capital                  	  	37,907	             37,605
	Cumulative translation adjustment	               	(737)              		269
	Accumulated deficit                          		(46,110)          		(53,609)
							                                        ________            ________

		 Stockholders' deficiency                    		(8,830)          		(15,625)
						                                         ________            ________

Total liabilities and stockholders'
   deficiency	                                $ 	81,853	          $  80,707
							                                       =========           =========

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(in 000's)

                                          		  Three Months	    Three Months
                                       			        Ended	         Ended
                                            March 31, 1999    March 31, 1998

Net sales	                                    $ 	37,588	         $  30,052
Cost of goods sold	                              11,900	            12,292
							                                       _________          _________

		Gross profit	                                  25,688	            17,760
							                                       _________          _________

Operating expenses:
	Marketing	                                       7,834	             8,351
	General and administrative	                      7,482	             6,598
	Research and development	                        2,027	             2,040
							                                       _________          _________

		Total operating expenses                      	17,343	            16,989
							                                       _________          _________

		Operating income                               	8,345                771
                                              _________          _________

Other income (expense):
	Foreign currency transaction gains (losses)       	106            	(1,027)
Miscellaneous income (loss)                       	(313)	               73
							                                       _________          _________

		Net other expense                               	(207)             	(954)
						                                        _________          _________

Income (loss) before interest and taxes	         	8,138	             	(183)

Interest expense, net                             		640	            	1,001

Income (loss) before income tax expense          	7,498	            (1,184)

Income tax expense                                		---		              101
							                                       _________          _________

		Net income (loss)	                          $   7,498          $  (1,285)
							                                       =========          =========

Net income (loss) per share of common stock

	Basic	                                       $   	0.66	         $  	(0.14)
	  					                                      =========          =========

	Diluted	                                     $   	0.47	         $	  (0.14)
							                                       =========          =========

Weighted average common shares outstanding
 basic	                                      11,440,899         	9,142,435
							                                      ==========          =========

Weighted average common shares outstanding
 diluted                                    	15,995,983         	9,142,435
							                                      ==========          =========



The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)

Three Months ended March 31, 1999 and 1998

Increase (Decrease) in Cash and Cash Equivalents

                                       			         1999		            1998
Cash flows from operating activities:
	Net income (loss)	                           $  	7,498	        $  	(1,285)
							                                       _________         __________

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
	Depreciation and amortization	                    	686              		729
	Deferred income taxes                           		(153)	             	206
	Provision for doubtful accounts, notes &
   returns                                      		1,165                	--
	Provision for obsolescence of inventory		          559	               	--
	Provision for asset impairment		                   400               		--
	Non-cash compensation to directors & officers	     	--	              	230
	Deferred tax benefit	                            	(204)              		--
	Changes in assets and liabilities:
		Trade accounts receivable                    		(2,194)          		(5,083)
		Notes receivable                                 		--	              	(22)
		Inventories                                   		1,039	            	1,965
		Prepaid expenses and other current assets	      	(950)	            	(455)
		Income tax refund receivable	                     	12              		108
		Other assets                                    		(33)          		(1,116)
		Accounts payable, accrued and other
   liabilities                                   		(816)	           	1,653
		Royalties payable	                              	(669)               323
		Income taxes payable                            		323	             	(642)
		Accrued litigation settlement	                	(3,915)              		--
							                                       _________          _________

		Total adjustments                            		(4,750)          		(2,104)
							                                       _________          _________

		Net cash provided by (used in) operating
   activities	                                    2,748	           	(3,389)
                                              _________          _________

Cash flows from investing activities:
	Purchases of property and equipment, net        		(608)	            	(712)
                            							           _________          _________

	Net cash used in investing activities           		(608)            		(712)
							                                       _________          _________


(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)

Three Months ended March 31, 1999 and 1998

Increase (Decrease) in Cash and Cash Equivalents

                                                       1999		        1998

Cash flows from financing activities:
	Increases in notes payable and long-term debt	   $     	--	    $     364
	Principal repayment of notes payable
	   and long-term debt	                               	(286)          	(3)
	(Increase) decrease in related party receivables	     	(65)        		125
	Increase (decrease) in related party payables		         --	       	1,068
	Proceeds from exercise of stock options		              302	          	--
	Increase (decrease) in deferred grants	              	(103)         		--
							                                           _________     _________

		Net cash (used in) provided by financing
   activities	                                         (152)	      	1,554
							                                           _________      ________

		Effect of exchange rate changes on cash	          	(1,006)	      	1,456
							                                           _________      ________

		Net increase (decrease) in cash
		     and cash equivalents	                            982       	(1,091)

Cash and cash equivalents at beginning of period		   11,873	        1,946
							                                           _________      ________

Cash and cash equivalents at end of period	       $ 	12,855	     $   	855
							                                           _________      ________

Supplemental disclosure of cash flow information:
	Cash paid during the quarter for:
		Interest                                       	$    	784      $   	648
                                                  =========      ========

		Income taxes	                                   $     	11      $    	89
							                                           =========      ========

Disclosure of accounting policy:

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
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

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

Note 2  -  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of INAMED International Corp. and each of its wholly owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

The Company

INAMED Corporation's subsidiaries are organized into three business units:
United States Plastic and Reconstructive Surgery (consisting primarily of McGhan Medical Corporation, Flowmatrix Corporation and CUI Corporation, which develop, manufacture and sell medical devices and components); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting of INAMED International Corp. and its subsidiaries which are engaged in manufacturing and distribution through McGhan Limited (based in Ireland) and sales subsidiaries in various countries, including Holland, Germany, Italy, United Kingdom, France, Spain and Mexico, which sell products for both the plastic and bariatric surgery fields).

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The assumed exercise of certain warrants and options would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share for March 31, 1998. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

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

New Accounting Standards

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

Reclassification

Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Note 3 - Accounts and Notes Receivable

	Accounts and notes receivable consist of the following:

                                      		March  31, 1999   	December 31, 1998
	Accounts receivable	                    $   31,521	          $  29,327
	Allowance for doubtful accounts	            (1,996)            	(1,402)
	Allowance for returns and credits          	(5,327)	            (4,756)
                                      			__________          	_________

	Net accounts receivable	                $  24,198            $  23,169
                                         =========            =========

	Notes receivable	                       $   3,301            $   3,236
	Allowance for doubtful notes                	(467)               	(467)
                                       			_________          	_________


	Net notes receivable                   	$   2,834	           $   2,769
                                         =========            =========

Note 4  -  Inventories

	Inventories are summarized as follows:

                                      		March 31, 1999    December 31, 1998

	Raw materials	                         $	  4,085	          $   3,764
	Work in process		                          4,102		            	3,931
	Finished goods		                          	9,798              11,329
                                        _________           _________

                                        			17,985	           		19,024
	Less allowance for
	     obsolescence                       		(1,728)           		(1,169)
                                        _________           _________

                                     	 	$ 	16,257          	$  17,855
                                        =========           =========

Note 5 - Long Term Debt

The following is a summary of the Company's significant long-term debt:

(a)	$8,000 of senior secured notes, at an interest rate of 10%.  These notes mature on September 1, 2000. The proceeds were received by the Company on October 2, 1998. In connection with this financing the Company issued
590,000 four-year warrants to purchase common stock at $6.50 per share.
$3,000 of the proceeds of this financing were deposited in a court-supervised escrow as part of the consideration for the litigation settlement (see Notes
6 and 7); the balance is available for use by the Company in specific capital improvement projects and working capital uses.

(b)	$19,600 of junior secured notes, at an interest rate of 11%.  These notes were issued in an exchange offer completed in November 1998 for a similar amount of senior secured convertible notes that were originally issued in January 1996. These notes mature on September 1, 2000. The $5.50 per share conversion feature of the original notes was replaced with an equivalent number of new, four-year warrants to purchase common stock at $5.50 per share, and the holders of the original notes received 500,000 four-year warrants to purchase common stock at $7.50 per share in settlement of an anti-dilution adjustment. In the event the settlement agreement becomes final and non-appealable (see Notes 6 and 7), under certain circumstances the Company can call the exercise of the $5.50 warrants and the proceeds could be applied either to redeem these notes without penalty or to pay for the litigation settlement.

Note 6  - Subsequent Events

Equity financing:

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received $3 million of cash from its noteholders, which was used to purchase on their behalf the 426,323 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent an exemption under Rule 144 (after the one-year holding period) or an effective registration statement.

As a result of this equity financing, as of May 14, 1999 the Company has approximately 17.1 million shares outstanding and approximately 20.2 million shares on a fully diluted basis. In addition, as of May 14, 1999 the Company's debt has decreased from approximately $27.7 million to $17.0 million, and the Company's tangible net worth is approximately $22 million, as compared to the significant deficit position of the past few years. Also, due to an incentive fee that was paid as part of the equity financing, the Company expects to record a non-operating charge of approximately $1.9 million in the second quarter of 1999.

Final payment to plaintiffs in the mandatory class action settlement of the breast implant litigation:

Subsequent to the end of the first quarter of 1999, the Company also completed the final payment of all of the monies owed to the court-appointed escrow agent on behalf of the plaintiffs in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and included $25.5 million as full payment of the 6% promissory note which was issued in June 1998 at the time the settlement received preliminary approval, $1.4 million of accrued interest on that note, and $3 million to repurchase the 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $27.3 million of liabilities relating to the breast implant litigation that was recorded on the Company's balance sheet as of the end of the first quarter of 1999 has now been eliminated.

Pro Forma Financial Statements
In (000's except share and per share data)

                                           		      	Proforma   	 Unaudited
                                  		Unaudited      Adjustments   	Proforma
                                 		March 31, 1999    (Note A)	 March 31, 1999


Current assets 	                   $ 	64,822	       $	(6,500)	    $  58,322
Net property and equipment	          	12,431	                       	12,431
Other assets	                         	4,600	                        	4,600
							                            _________                      _________

	Total assets                         81,853	                       	75,353
							                            =========                      =========

Current liabilities	                  58,557        	(23,900)       	34,657
Convertible and other long-term debt	 27,713	        (10,700)	       17,013
Other liabilities	                     1,413                          1,413
Redeemable common stock	               3,000	         (3,000)	          ---
Stockholders' (deficiency) equity    	(8,830)	        31,100	        22,270
                               	   _________	                   	  ________
	Total liabilities and
    stockholders' (deficiency)
    equity	                        $  81,853                       $	75,353
                                   =========                       ========


Note A - The Proforma adjustments reflect the equity financing and final payment of the class action settlement as described above as if the transactions had taken place on March 31, 1999.



Note 7  -  Commitments and Contingencies

Breast Implant Litigation:

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

On March 3, 1999 the statutory 30-day period for filing appeals expired, with no notices of appeal being filed with the Federal District Court within that period. As a result, by June 2, 1999 the Company will be required to fund the $25.5 million promissory note that was previously issued to the court-supervised escrow agent on behalf of the plaintiff class. An additional $3 million of funding will be needed by June 2, 1999 to purchase the 426,323 shares of common stock which were issued last year to the court-supervised escrow agent as part of the consideration for the settlement. Those funds will be provided directly by the Company's senior noteholders. The Company had assigned its right to purchase that stock to its senior noteholders in April 1998, at the time the settlement agreement was signed.

In May 1999, the Company completed the final payment of all of the monies owed under the Settlement Agreement (see Note 6 for subsequent events).

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

On April 2, 1998, the Company and the Settlement Class Counsel executed a formal settlement agreement (the "Settlement Agreement"), resolving, on a mandatory, non-opt-out basis, all claims arising from McGhan Medical and CUI breast implants implanted before June 1, 1993. The Settlement Agreement was preliminarily approved by the Court on June 2, 1998. The Court also issued an injunction staying all pending breast implant litigation against the Company (and its subsidiaries) in federal and state courts. The Company believes that this stay will alleviate a significant financial and managerial burden that these lawsuits had placed on the Company.

Terms and Conditions of the Settlement Agreement. Under the Settlement Agreement, $31.5 million of consideration, consisting of $3 million of cash, $3 million of common stock and $25.5 million principal amount of a 6% subordinated note were deposited in a court supervised escrow account in September 1998.

In the first quarter of 1999, the Court granted final approval of the Settlement and that final order became non-appealable. In the second quarter of 1999, the Company completed its funding obligations, and all of the consideration held in the escrow account was released to the court-appointed settlement office for distribution to the plaintiff class in accordance with an allocation plan to be determined by the Court in proceedings to be held in mid-1999.

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

	2.	Non-Covered Claims.  The Settlement does not include several categories of breast implants that the Company will be left to defend in the ordinary course through the tort system.  These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits in foreign jurisdictions.
The Company regards lawsuits involving post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business.  Breast implant litigation outside of the United States has to date been minimal, and the Court has with minor exceptions rejected efforts by foreign plaintiffs to file suit in the United States.

Accounting Treatment. In 1993, the Company recorded a $9.2 million reserve for litigation. For the year ended December 31, 1997, the Company booked an additional reserve of $28.2 million. As of March 31, 1999, the reserves relating to the litigation settlement included $1.8 million for accrued legal costs and the cost of other settlements and $25.5 million for the note payable to the escrow agent. In the second quarter of 1999, the Company completed the final payment of all of the monies owed to the court-appointed escrow agent, and all of those $27.3 million of liabilities relating to the breast implant litigation were eliminated (see Note 6 for subsequent events).

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

Results of Operations

The Company's financial performance prior to 1998 was strongly and adversely impacted by: 1) the costs of improving manufacturing practices and policies in accordance with FDA regulations; 2) the costs of addressing the breast implant litigation; 3) investments made in international markets to increase the Company's sales and marketing presence; and 4) the cost of investing in research and development, particularly in new products and technologies. Based on these factors, although sales have grown during those periods,
expenses have grown at a significantly higher rate.   Consequently, the
Company's financial performance has deteriorated in recent years through the first quarter of 1998.

Recent developments. In January 1998 a new management team was selected, and in April 1998 a settlement agreement providing for a mandatory, non-opt-out class action settlement of the breast implant litigation was announced. Consequently, the Company took a $32 million charge to the 1997 results of operations (of which $28.2 million is directly related to the cost of the litigation settlement), and an additional charge of approximately $3.3 million was incurred in the third quarter of 1998 to reflect the costs of a restructuring plan. During the fourth quarter, the Company restructured its existing debt, obtained financing alternatives to raise the $31.5 million of consideration required under the terms of the settlement agreement and obtained additional
$8 million in financing for the settlement, working capital and ongoing projects (see Note 6 for subsequent events).

Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) for the periods ended March 31, 1999 and 1998.


                                      March 31, 1999         March 31, 1998
(in 000's)                                            %Inc.


Sales                                      37,588      25%       30,052
Cost of Goods Sold                         11,900      (3%)      12,292

Gross Profit                               25,688      45%       17,760
As a % of sales                                68%                   59%

Marketing                                   7,834      (6%)       8,351
As a % of sales                                21%                   28%

G&A                                         7,482      13%        6,598
As a % of sales                                20%                   22%

R&D                                         2,027      --%        2,040
As a % of sales                                 5%                    7%

Operating expenses                         17,343       2%       16,989
As a % of sales                                46%                   57%

Operating income                            8,345                   771


Sales:
Sales for the three months ended March 31, 1999 totaled $37.6 million, an increase of $7.5 million or 25% over sales for the same period in 1998 that totaled $30.0 million. Increased sales from all business units and primarily increased demand for saline and gel implants in the U.S. and International Plastic and Reconstructive Surgery markets contributed to the increase in sales volume.

Sales in the United States accounted for 67% and 66% of total net sales for the periods ended March 31, 1999 and 1998. International sales accounted for 33% and 34% of total net sales for the periods ended March 31, 1999 and 1998.

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

Gross profit for the three months ended March 31, 1999 totaled $25.7 million, an increase of $7.9 million or 45% over the same period in 1998. As a percentage of revenues, gross profit increased 9% to 68% for the first quarter of 1999 from 59% in 1998. Increased production efficiencies resulting in higher yields and increased through-put in all three business units, along with increased sales volumes of higher margin gel products for reconstructive surgery, and cost reduction measures contributed to the increase margins and overall reduction of cost of goods sold for the first quarter of 1999. Cost of sales in 1998 were negatively impacted by pending FDA audits and manufacturing inefficiencies caused by idle time at both U.S. and International Plastic and Reconstructive Surgery operations.

Marketing expenses. In the past the largest factor in the variation from year to year in marketing expenses had been the success of the Company's start-up businesses in various foreign countries. Depending on the country and the potential market demand for the Company's products, the Company may choose to begin operations in a new territory through either a third party medical products distribution partner or through its own sales force. In either situation, extra financial support may be necessary for several years while the Company establishes itself in a new market and generates sufficient sales to earn a profit in that new territory. However, in the future the new management team plans to control the introduction of new products and the entry into new markets so as to minimize negative impacts on results of operations. Additional costs of Marketing associated with the increased sales generally relate to sales commissions to sales representatives and other payments to third parties with sales-based payment arrangements. Management is reviewing those payments and implementing cost reduction plans for all marketing and related expenses.

Marketing expenses as a percentage of sales were 21% and 28% for the first three months of 1999 and 1998 respectively. Marketing expenses decreased in absolute dollars from $8.3 million in 1998 down to $7.8 million in 1999. New management's goals of growing the sales and reducing costs which included the restructuring of the entire company during 1998 and strong cost containment procedures have helped to dramatically reduce the company's marketing expenses
in 1999 from 1998 levels.   The Company currently anticipates that marketing
expenses will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company attempts to enter, either geographically or through joint ventures or strategic alliances for new products.

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

General and administrative expenses decreased as a percentage of sales from 22% in 1998 down to 20% in 1999. General and administrative expenses increased in absolute dollars from $6.5 million in the first quarter of 1998 up to $7.4 million over the same period in 1999.

Research and development expenses. R&D expenses primarily consist of ongoing research and development expenses for new product development in all business units. Expenses also include necessary regulatory and clinical costs associated with testing and approving new product introductions in the United States and throughout the world.

Research and development expenses as a percentage of sales decreased 2% down from 7% in 1998 to 5% for the first quarter of 1999. Research and development costs of $2.0 million remained constant in absolute dollars for the first three months of 1999 and 1998, respectively. The Company currently anticipates that research and development expenses will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon, including through strategic alliances for new products.

Interest expense. Net interest expense of $640,000 for the three months ended March 31, 1999 decreased $361,000, down from $1.001 million for the three months ended March 31, 1998. The 1998 expense was primarily due to:
(1) the net carrying costs on the 11% secured convertible notes issued in January 1996; (2) interest of $510,000 on $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of 1997 to fund the working capital needs; (3) non-cash, finance expense of $330,000 related to the issuance of warrants in conjunction with the conversion of the 10.5% subordinated notes to equity, and (4) a penalty charge of $253,000 due to the Company's failure to provide an effective registration statement to the holders of the 4% convertible debentures issued in January of 1997.
As of July 1998 all of the 10.5% subordinated notes (including accrued interest) were converted into common stock; and as of April 1998 all of the 4% debentures were converted into common stock and the Company is no longer incurring such penalty charges.

Foreign currency translation loss. Historically the Company's subsidiaries have incurred significant intercompany debts (totaling more than $31 million for non-U.S. subsidiaries), which are eliminated in the consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to translation adjustments. In 1998 the new management team evaluated various alternatives for reducing the Company's foreign currency exposure, and decided to convert the non-U.S. intercompany debts to the capital of the respective subsidiaries. This conversion will take place in the second quarter of 1999.

Operating Income. As noted above, beginning in 1998 and continuing into 1999 the new management team has undertaken a restructuring program which is designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. Included in this program is a reduction in headcount, discontinuance or sale of certain smaller unprofitable product lines, improved asset management (especially receivables and inventory), and reduced marketing, general and administrative expenses.
There is no assurance that the Company will be continually successful in these efforts, although the results for the first quarter of 1999 show strong, positive improvements in operating income and operating margin.

Financial Condition

Liquidity. During the first three months of 1999, net cash provided by operations was $2.7 million compared to $3.3 million used in operations for the same time period in 1998. Cash used in financing activities of $152,000 primarily related to debt payments also offset positive operating cash. The positive cash from operations resulted from the Company's continued effort to improve manufacturing efficiencies, reduce inventory and cost reduction efforts instituted by the new management in all areas of operation. As further cost reductions measures in all areas are implemented, the Company believes cash flow from operations will continue to improve.

Breast Implant Settlement. Under the terms of the proposed settlement of the breast implant litigation, the Company was obligated to pay an aggregate of $34.5 million to the plaintiffs and 3M by June 2, 1999. That payment consists of $31.5 million of cash (which will be used to retire the $25.5 million note to the plaintiffs that was placed in escrow prior to the mailing of notice of the proposed settlement) and 426,323 shares of common stock (see Note 6 for subsequent events).

Equity financing:

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received $3 million of cash from its noteholders, which was used to purchase on their behalf the 426,323 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent an exemption under Rule
144 (after the one-year holding period) or an effective registration statement.

As a result of this equity financing, as of May 14, 1999 the Company now has approximately 17.1 million shares outstanding and approximately 20.2 million shares on a fully diluted basis. In addition, as of May 14, 1999 the Company's debt has decreased from approximately $27.7 million to $17.0 million, and the Company's tangible net worth is approximately $22 million, as compared to the significant deficit position of the past few years. Also, due to an incentive fee that was paid as part of the equity financing, the Company expects to record a non-operating charge of approximately $1.9 million in the second quarter of 1999.

Final payment to plaintiffs in the mandatory class action settlement of the breast implant litigation:

Subsequent to the end of the first quarter of 1999, the Company also completed the final payment of all of the monies owed to the court-appointed escrow agent on behalf of the plaintiffs in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and included $25.5 million as full payment of the 6% promissory note which was issued in June 1998 at the time the settlement received preliminary approval, $1.4 million of accrued interest on that note, and $3 million to repurchase the 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $27.3 million of liabilities relating to the breast implant litigation that was recorded on the Company's balance sheet as of the end of the first quarter of 1999 has now been eliminated.


PART II. 	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been advised by the Securities and Exchange Commission that it has begun a formal investigation of the matters disclosed in the Current Report on Form 8K dated March 6, 1998 relating to the resignation of Coopers & Lybrand LLP as the Company's independent accountant. The Company is cooperating fully in this investigation. Furthermore, the Company believes that all of the procedural and substantive issues raised in that filing have been addressed through a variety of steps, including the appointment of a new senior management team, the continual oversight by an audit committee, and the conversion into equity of the $10.8 million of indebtedness (including accrued interest) owed to an entity controlled by the former Chairman at a significant discount, which more than adequately reflects the dollar value of any questionable related party transactions. The Company does not believe that this investigation will give rise to any material costs, and is seeking to pursue a prompt resolution of this matter.


ITEMS 2. THROUGH 5.

		Not applicable.


ITEM 6. 	EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K dated February 1, 1999 (incorporated herein by reference to the Company's filing with the Commission on February 4, 1999)

         Form 8-K dated March 4, 1999 (incorporated herein by reference to the Comany's filing with the Commission on March 5, 1999)

         Form 8-K dated March 19, 1999 (incorporated herein by reference to the Company's filing with the Commission on March 23, 1999)

         Form 8-K dated April 2, 1999 (incorporated herein by reference to the Company's filing with the Commission on April 9, 1999)

         Form 8-K dated May 10, 1999 (incorporated herein by reference to the Company's filing with the Commission on May 12, 1999)



INAMED CORPORATION

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INAMED CORPORATION




May 14, 1999		                    	By: /s/ Richard G. Babbitt
                         					     Richard G. Babbitt, Chairman of the Board
                         					     and Chief Executive Officer






- 1 -