Form 10-Q
period 1999-06-30
INAMED CORP
filed 1999-08-12
CIK 109831

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549




FORM 10-Q

FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1999
Commission File Number: 1-9741






INAMED CORPORATION

State of Incorporation: Delaware			I.R.S. Employer
							Identification No.: 59-0920629


5540 Ekwill Street, Suite D, Santa Barbara, California 93111-2919

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





On August 12, 1999 there were 17,120,437 Shares of the
Registrant's Common Stock Outstanding.

This document contains 21 pages.


INAMED CORPORATION AND SUBSIDIARIES

Form 10-Q

Quarter Ended June 30, 1999



TABLE OF CONTENTS

											Page
PART I    -     FINANCIAL INFORMATION

Item 1. 	Financial Statements

		Consolidated Balance Sheets					                    3

		Unaudited Consolidated Income Statements		          5

		Unaudited Consolidated Statements of
		Comprehensive Income						                          7

		Unaudited Consolidated Statements of
		Cash Flows								                                  8

		Notes to the Consolidated Financial
		Statements								                                 10

Item 2.		Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations					  		                               15

Item 3.		Market Risk							                          19

PART II   -     OTHER INFORMATION						              20


PART I.		FINANCIAL INFORMATION

ITEM 1.
INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000's)

                                         					  Unaudited         Audited
                                            	 June 30, 1999  December 31, 1998
		Assets

Current assets:
	Cash and cash equivalents	                          $	13,542	      $	11,873
	Trade accounts receivable, net of allowance for
		doubtful accounts and returns and allowances
		of $6,525 and $6,158	                                25,007	        23,169
	Inventories	                                          16,773	        17,855
	Prepaid expenses and other current assets	             2,102	         1,337
	Income tax refund receivable	                            695	           726
	Deferred income taxes	                                 9,134	         8,000
                                                      -------        -------
	     Total current assets	                            67,253	        62,960
                                                      -------        -------
Property and equipment, at cost:
	Machinery and equipment	                              14,984	        14,170
	Furniture and fixtures	                                3,362	         3,418
	Leasehold improvements	                               11,933	        11,986
                                                      -------        -------
                                                       30,279         29,574
	Less accumulated depreciation
		and amortization                                   	(17,589)      	(16,751)
                                                      -------        -------
		Net property and equipment                          	12,690	        12,823
		                                                    -------        -------
  Notes receivable, net of allowance of $467	           2,835          2,769

Intangible assets, net	                                   884         	1,015

Other assets, at cost                                 	 4,965         	1,140
                                                      -------        -------
Total assets                                         $ 88,627       $	80,707
                                                     ========       ========

(continued)

The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000's)

                                      			      Unaudited          Audited
                                            	June 30, 199	   December 31, 1998

	Liabilities and Stockholders' Deficiency  Equity

Current liabilities:
	Current installments of long-term debt	        $	    25	         $     	51
	Notes payable to bank		                           1,087	            	1,186
	Accounts payable                               		10,095	           	12,226
	Accrued liabilities:
		Salaries, wages, and payroll taxes		             3,491	            	2,681
		Interest	                                         	508            		2,032
		Self-insurance	                                 	4,138            		3,649
		Other 		                                         7,834            		4,523
	Royalties payable	                               	4,111		            5,061
	Taxes payable	                                   	2,663            		1,318
	Accrued legal                                     		---	            	5,721
	Note payable, escrow agent	                        	---	           	25,500
							                                         --------           --------

		  Total current liabilities		                   33,952           		63,948
							                                         --------           --------
Convertible and other long-term debt,
	excluding current installments		                 17,047	           	27,767

Deferred grant income	                            	1,035            		1,235

Deferred income taxes                              		454              		382

Commitments and contingencies

Redeemable common stock, $.01 par value
	426,323 shares issued and outstanding
	stated at redemption value $7.04 per share	        	---	            	3,000

Stockholders' equity:
	Common stock, $0.01 par value.
		Authorized 20,000,000 shares; issued
		and outstanding 17,120,437 and 11,010,290		        171	              	110
	Additional paid-in capital	                     	74,662           		37,605
	Accumulated other comprehensive (loss) income	  	(1,649)             		269
	Accumulated deficit                           		(37,045)	         	(53,609)
							                                         --------           --------

		 Stockholders' equity (deficiency)		            36,139          		(15,625)
						                                          --------           --------

Total liabilities and stockholders' equity	     $	88,627	          $	80,707
 							                                        ========           ========

The Notes to Financial Statements are an integral part of this statement.


INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(in 000's except share and per share data)

			                                              Six Months	     Six Months
			                                                Ended	           Ended
                                             			June 30, 1999	  June 30, 1998

Net sales	                                        $	79,753	      $	66,980
Cost of goods sold	                                 23,920        	23,294
							                                           --------       --------
		Gross profit	                                     55,833        	43,686
							                                           --------       --------
Operating expenses:
	Marketing	                                         16,414        	18,296
	General and administrative	                        14,934        	15,653
	Research and development	                           4,102         	4,110
							                                           --------       --------
		Total operating expenses                         	35,450        	38,059
							                                           --------       --------
		Operating income                                 	20,383         	5,627
							                                           --------       --------
Other income (expense):
	Foreign currency transaction gains (losses)          	100        	(1,068)
	Miscellaneous loss                                  	(880)         	(113)
							                                           --------       --------
		Net other expense                                  	(780)       	(1,181)
						                                            --------       --------
Income before interest and taxes	                   	19,603         4,446

Interest and other financing expense, net           		3,039       		1,854

Income before income tax expense                    	16,564        	2,592

Income tax expense                                    		---	         	104
							                                            --------       -------
		Net income                                      	$	16,564      $  2,488
							                                            ========      ========
Net income per share of common stock

	Basic	                                            $	1.27	       $ 	0.26
	  					                                           ======        =======
	Diluted	                                          $	1.11	       $ 	0.26
						                                             ======        =======

Weighted average common shares outstanding basic  	13,074,191   	9,726,013
							                                            ==========    =========

Weighted average common shares outstanding diluted	14,883,189	   9,726,013
                                                   ==========    =========




The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(in 000's except share and per share data)

		                                              Three Months	   Three Months
			                                                 Ended	         Ended
 			                                            June 30, 1999  	June 30, 1998

Net sales	                                       $	42,165	       $	36,928
Cost of goods sold	                               	12,020	 	       11,002
							                                          --------        --------

		Gross profit	                                    30,145         	25,926
							                                          --------        --------
Operating expenses:
	Marketing	                                         8,580          	9,945
	General and administrative	                        7,452          	9,055
	Research and development                          	2,075          	2,070
							                                          --------        --------

		Total operating expenses                        	18,107         	21,070
                                                 --------        --------

		Operating income                                	12,038          	4,856
							                                          --------        --------

Other income (expense):
	Foreign currency transaction losses                  	(7)           	(41)
Miscellaneous loss                                  	(566)          	(186)
							                                          --------        --------

		Net other expense                                 	(573)          	(227)
                                                 --------        --------

Income before interest and taxes                 		11,465	         	4,629

Interest and other financing expense, net	         	2,399           		853

Income before income tax expense                   	9,066          	3,776

Income tax expense                                  		---             		3
							                                          --------        --------

		Net income                                     	$	9,066        	$	3,773
							                                          ========        ========

Net income per share of common stock
	Basic	                                           $ 0.62	         $ 	0.38
	  					                                          ======          =======

	Diluted	                                         $	0.54	         $ 	0.38
							                                           ======          =======
Weighted average common shares outstanding
   basic                                       	14,660,690      9,987,705
							                                         ==========      =========
Weighted average common shares outstanding
   diluted	                                     16,677,955     	9,987,705
							                                         ==========      =========



The Notes to Financial Statements are an integral part of this statement.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)
(in 000's)

                                              			Three Months	   Three Months
			                                                  Ended	         Ended
                                              			June 30, 1999  June 30, 1998

Net income 	                                      $	9,066	       $	2,488
Other comprehensive (loss) income, net of tax:

   Cumulative foreign currency translation losses	  	(912)	         	288
							                                           -------        -------

Comprehesive income 	                             $ 8,154	       $ 2,776
 						                                           -------        -------


			                                               Six Months	     Six Months
			                                                 Ended	         Ended
		                                              	June 30, 1999 	June 30, 1998


Net income 	                                      $	16,564	      $	2,448
Other comprehensive income (loss), net of tax:

    Cumulative foreign currency translation
       (losses) gains	                             	(1,918)        		679
                                                  --------       -------

Comprehesive income                               $	14,646       $ 3,127
                                                  --------       -------



The Notes to Financial Statements are an integral part of this statement.


INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)
(in 000's)

Six Months ended June 30, 1999 and 1998

Increase  in Cash and Cash Equivalents

			                                                  1999		       1998

Cash flows from operating activities:
	Net income (loss)                                	$	16,564	     $	2,488
							                                            --------      -------
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
	Depreciation and amortization		                      1,609      		1,814
	Deferred income taxes	                             	(1,062)       		205
	Provision for doubtful accounts, notes & returns     		367	        	---
	Provision for obsolescence of inventory	               	97	        	---
	Provision for asset impairment	                       	600	         ---
	Non-cash compensation 	                               	---        		230
	Non-cash financing cost	                            	1,977        		---
	Changes in assets and liabilities:
		Trade accounts receivable	                        	(2,205)	    	(8,243)
		Notes receivable                                    		(66)         		3
		Inventories                                         		109      		2,603
		Prepaid expenses and other current assets	          	(765)       	(485)
		Income tax refund receivable	                         	31        		(57)
		Other assets                                     		(3,825)	    	(1,224)
		Accounts payable, accrued and other liabilities	     	954	        	533
		Royalties payable	                                  	(950)     		1,841
		Taxes payable                                     		1,345       		(436)
		Accrued litigation settlement	                    	(5,721)        	(33)
							                                            --------       -------

		Total adjustments                                		(6,629)	    	(3,249)
                                                   --------       ------

		Net cash provided by (used in) operating
     activities                                      	9,935	       	(761)
							                                            --------       ------

Cash flows from investing activities:
	Purchases of property and equipment, net          		(2,043)	    	(1,143)
							                                            --------       ------

	Net cash used in investing activities             		(2,043)	    	(1,143)
                                                   --------       ------


(continued)


The Notes to Financial Statements are an integral part of this statement.


INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000's)

Six Months ended June 30, 1999 and 1998

Increase in Cash and Cash Equivalents


	  	                                                    1999         1998

Cash flows from financing activities:
	Payment of note in escrow for litigation settlement  	$	(25,500)	 $   ---
	Increases in notes payable and long-term debt	             	---	     	579
	Principal repayment of notes payable
	   and long-term debt	                                     	(46)	    	(15)
	Payment of redeemable common stock in escrow
		for litigation settlement	                             	(3,000)      ---
	Increase (decrease) in related party payables	             	---	   	1,038
	Proceeds from the exercise of warrants                 		26,419	      	60
	(Decrease) Increase in deferred grants                   		(200)	    	290
							                                                 --------   -------

		Net cash (used in) provided by financing activities    	(2,327)	  	1,952
                                                        --------   -------

		Effect of exchange rate changes on cash	               	(3,896)   	1,190
							                                                 --------   -------

		Net increase in cash and cash equivalents	              	1,669    	1,238

Cash and cash equivalents at beginning of period	        	11,873    	1,946
							                                                 --------   -------

Cash and cash equivalents at end of period	             $	13,542   $ 3,184
							                                                 --------   -------

Supplemental disclosure of cash flow information:
	Cash paid during the six months for:
		Interest	                                             $ 	2,741   $ 1,736
                                                        ========   =======

		Income taxes	                                         $	    11	  $    97
							                                                 ========   =======

Disclosure of accounting policy:

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash transactions:				                             		1999		      	1998

	Common stock exchanged for junior secured notes	      $ 10,700	    	 	---


The Notes to Financial Statements are an integral part of this statement.


INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
($ in 000's)


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

The Company

Inamed Corporation's subsidiaries are organized into three business units: United States Plastic and Reconstructive Surgery (consisting primarily of McGhan Medical Corporation, Flowmatrix Corporation and CUI Corporation, which develop, manufacture and sell medical devices and components); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting of Inamed International Corp. and its subsidiaries which are engaged in manufacturing and distribution through McGhan Limited (based in Ireland) and sales subsidiaries in various countries, including Holland, Germany, Italy, United Kingdom, France, and Spain, which sell products for both the plastic and bariatric surgery fields).

Note 2  -  Basis of Presentation and Summary of Significant
Accounting Policies (continued)

Earnings Per Share

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1998. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

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

Segment Reporting

In June 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.
SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Taxes

The Company reduced the valuation allowance on the deferred tax asset by $5.5 million and $3.0 million for the six months and three months ended June 30, 1999, respectively, based on future short-term income projections. The Company has a $10.0 million allowance remaining as of June 30, 1999.


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

Reclassification

Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Note 3 - Accounts and Notes Receivable

	Accounts and notes receivable consist of the following:

                                           June  30, 1999   December 31, 1998

	Accounts receivable	                      $  31,532          $  29,327
	Allowance for doubtful accounts             	(1,166)           	(1,402)
	Allowance for returns and credits           	(5,359)           	(4,756)
                                           ---------          ---------

	Net accounts receivable	                  $  25,007	         $  23,169
                                           =========          =========

	Notes receivable	                         $   3,302	         $   3,236
	Allowance for doubtful notes                  	(467)             	(467)
                                           ---------          ---------

	Net notes receivable	                     $   2,835	         $   2,769
                                           =========          =========

Note 4  -  Inventories

	Inventories are summarized as follows:
                                      				June 30, 199		   December 31, 1998

	Raw materials	                           $ 	4,899	           $  3,764
	Work in process		                           4,731	            		3,931
	Finished goods	                           		9,285            		11,329
                                          --------            --------

                                         			18,915	           		19,024
	Less allowance for
	     obsolescence	                        	(2,142)           		(1,169)
                                          --------            --------

                                        		$	16,773	          $  17,855
                                          ========           =========

Note 5 - Long Term Debt

The following is a summary of the Company's significant long-term debt:

$8,000 of senior secured notes, at an interest rate of 10%.
These notes mature on September 1, 2000. The proceeds were received by the Company on October 2, 1998. In connection with this financing the Company issued 590,000 four-year warrants to purchase common stock at $6.50 per share. $3,000 of the proceeds of this financing were deposited in a court-supervised escrow as part of the consideration for the litigation settlement (see Notes 6 and 7); the balance is available for use by the Company in specific capital improvement projects and working capital
uses.   These senior notes are anticipated to be retired in
connection with the new financing resulting from the Company's proposed acquisition of Collagen Aesthetics, Inc. (See footnote 8 for subsequent events.)

$8,882 of junior secured notes, at an interest rate of 11%.
These notes were issued in an exchange offer completed in November 1998 for a similar amount of senior secured convertible notes that were originally issued in January 1996. These notes mature on September 1, 2000. The $5.50 per share conversion feature of the original notes was replaced with an equivalent number of new, four-year warrants to purchase common stock at $5.50 per share, and the holders of the original notes received 500,000 four-year warrants to purchase common stock at $7.50 per share in settlement of an anti-dilution adjustment. In connection with the financing of the breast implant litigation, the Company offered a rebate of $0.70 for the exercise of the $5.50 warrants prior to April 30, 1999, to compensate those holders for their
cost of funds until the maturity of those warrants.   All but
53,506 of the 3.7 million $5.50 warrants were exercised. Of the original $19,548 exchange notes, $10,666 principal amount was used as payment for the exercise of the exchange warrants. The remaining junior secured exchange notes are anticipated to be retired in connection with the new financing resulting from the Company's proposed acquisition of Collagen Aesthetics, Inc. (See footnote 8 for subsequent events.)

Subsequent to quarter end the Company obtained a secured bridge loan commitment for $155 million from a group of financial institutions. This commitment was obtained to finance the purchase of 100% of Collagen Aesthetics, Inc. for approximately
$150 million.   (See footnote 8 for subsequent events.)

Note 6 - Equity financing and non-cash compensation charge:

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received $3 million of cash from its noteholders, which was used to purchase on their behalf the 426,323 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent compliance with or an exemption under Rule 144 (after the one-year holding period) or an effective registration statement. In addition, the Company incurred a one-time $2.0 million finance charge against earnings in connection with the exercise of warrants to fund the litigation settlement.


Note 7  -  Commitments and Contingencies

Final payment to plaintiffs in the mandatory class action settlement of the breast implant litigation:

In May of 1999, the Company completed the final payment of all of the monies owed to the court-appointed escrow agent on behalf of the plaintiffs in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and included $25.5 million as full payment of the 6% promissory note which was issued in June 1998 at the time the settlement received preliminary approval, $1.4 million of accrued interest on that note, and $3 million to repurchase the 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $30 million of liabilities relating to the breast implant litigation that was recorded on the Company's balance sheet as of the end of the first quarter of 1999 has now have been eliminated.

Note 8  - Subsequent Events

Subsequent to quarter end the Company entered a definitive merger agreement to acquire Collagen Aesthetics, Inc. for $16.25 per share in cash, for a total of approximately $150 million. The Company has commenced a cash tender offer for all outstanding shares of common stock of Collagen Aesthetics. Following completion of the tender offer all remaining Collagen Aesthetics shares will be acquired in a cash merger at the same price. It is anticipated that these transactions will be completed by the end of the third quarter of 1999.

The tender offer is subject to a majority of Collagen Aesthetics' fully diluted shares (approximately 10.2 million shares as of July 30, 1999) being validly tendered and not withdrawn, as well as the expiration of the Hart-Scott-Rodino premerger notification waiting period and other customary conditions.

The Company obtained a secured bridge loan commitment for $155 million from a group of financial institutions. The Company anticipates that the bridge loan will be refinanced during 1999 with proceeds of a long-term debt financing. Upon completion of the tender offer the Company will retire its existing debt, so that the combined company will have only $155 million of bridge debt outstanding. Neither the tender offer nor the second step merger is subject to financing contingencies.

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

Results of Operations

	Summary financial table. Set forth below is a table which shows the individual components of the Company's results of operations, both in dollars (in thousands) and as a percent of net sales; and including the percentage increase (decrease) for the three and six months ended June 30, 1999 and 1998.

                                            				Three Months Ended
                                         June 30, 1999          June 30, 1998

(in 000's)                                                %Inc.

Sales                                      42,165          14%       36,928

Cost of Goods Sold                         12,020           9%       11,002

Gross Profit                               30,145          16%       25,926
As a % of sales                                72%                       70%

Marketing                                   8,580         (14%)       9,945
As a % of sales                                20%                       27%

G&A                                         7,452         (18%)       9,055
As a % of sales                                18%                       25%

R&D                                         2,075          --%        2,070
As a % of sales                                 5%                        6%

Operating expenses                         18,107         (14)%      21,070
As a % of sales                                43%                       57%

Operating income                           12,038         148%        4,856
As a % of sales                                29%                       13%



                                                   	Six Months Ended
                                         June 30, 1999         June 30, 1998

(in 000's)                                                 %Inc.

Sales                                       79,753          19%      66,980
Cost of Goods Sold                          23,920          (3%)     23,294

Gross Profit                                55,833          28%      43,686
As a % of sales                                 70%                      65%

Marketing                                   16,414         (10%)     18,296
As a % of sales                                 21%                      27%

G&A                                         14,934          (5%)     15,653
As a % of sales                                 19%                      23%

R&D                                          4,102          --%       4,110
As a % of sales                                  5%                       6%


Operating expenses                          35,450          (7%)     38,059
As a % of sales                                 44%                      57%

Operating income                            20,383         262%       5,627
As a % of sales                                 26%                       8%

	Sales for the three months ended June 30, 1999 totaled $42.2 million, an increase of $5.2 million or 14% over the same period in 1998.  Sales for the six months ended June 30, 1999 totaled
$79.8 million, an increase of $12.8 million or 19% over sales for the same period in 1998 which totaled $67.0 million. Increased sales from all business units and primarily increased demand for saline and gel implants in the U.S. and International Plastic and Reconstructive Surgery markets contributed to the increase in sales volume which the Company believes exceeds the industry growth rate for the second quarter and first six months of 1999. During the second quarter there was a slowdown in sales growth due to the development of backorders in selected product lines in the
United States plastic surgery business.   This situation  arose
due to production capacity issues for a limited number of products which the Company is working to expeditiously address and expects to have largely remedied by the end of the third quarter.

	Sales in the United States accounted for 62% and 68% of total net sales for the second quarter and six months ended June 30, 1999, respectively, as compared to 65% for both the second quarter and six months ended June 30, 1998. International sales accounted for 38% and 32% of total net sales for the second quarter and six months ended June 30, 1999, respectively. International sales for the second quarter and six months ended June 30, 1998 were 35% of total net sales.

	Gross profit for the three months ended June 30, 1999 totaled $30.1 million, an increase of $4.2 million or 16% over gross profit for the same period in 1998. Gross profit for the six months ended June 30, 1999 totaled $55.8 million, an increase of $12.1 million or 28% over the same period in 1998. As a percentage of revenues, gross profit increased 2% for the second quarter of 1999 up from 70% for the same period of 1998. For the six months ended June 30, 1999 gross profit as a percentage of revenues increased 5% up to 70% from 65% for the same period in 1998. Margins increased primarily due to increased production efficiencies, resulting in higher yields and increased through-put in all business units along with increased sales volumes of higher margin gel products for reconstructive surgery markets. Strong cost reduction measures at all production facilitities, which include material cost reductions and strategic alliances with key company suppliers, reduction in headcount, discontinuance or sale of certain smaller unprofitable product lines, improved asset management (especially receivables and inventory), also contributed to an overall reduction of cost of goods sold which positively impacted gross margins for the second quarter and first six months of 1999.

Gross Margins in 1998 were negatively impacted by pending FDA audits and manufacturing inefficiencies caused by idle time at both U.S. and International Plastic and Reconstructive Surgery operations.

	Marketing expenses for the three months ended June 30, 1999 were $8.5 million, a decrease of $1.3 million or 14% over the same period in 1998. As a percentage of sales marketing expenses decreased 7% from 27% in the second quarter of 1998 down to 20% for the second quarter of 1999. Marketing expenses for the six months ended June 30, 1999 were $16.4 million, a decrease of $1.8 million or 10% under 1998 expenses for the same period. As a percentage of sales, 1999 marketing expenses for the six months ended June 30, 1999 were 21% and 27% for the first six months of 1999 and 1998, respectively. New management's goals of growing the sales and reducing costs, which included the restructuring of the entire company during 1998 and strong cost containment procedures, have helped to dramatically reduce the Company's marketing expenses in 1999 from 1998 levels. The Company currently anticipates that marketing expenses will increase in future quarters but may decrease as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of new markets the Company attempts to enter, either geographically or through acquisitions, joint ventures or strategic alliances for new products.

During the second quarter of 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. (ATS) for development and marketing of human based, tissue-engineered products for aesthetic and cosmetic surgery, cartilage for plastic and reconstructive surgery, and for use in breast reconstruction. In addition, the Company received an option to license rights to use human collagen for soft tissue augumentation (wrinkle and cosmetic correction) and as a bulking agent for treatment of urinary incontinence. Assuming the option is exercised, ATS would receive $10 million during 1999: one half for license payments and one half for the purchase of common stock and warrants at a premium to market. Once each of the marketed products receives FDA approval, ATS will receive a $2 million milestone payment and
royalties on a sliding scale based on overall product sales.   ATS
will be responsible for the development of the products and the related manufacturing processes, while the Company will be responsible for clinical and regulatory activities, as well as sales and marketing. ATS will have the right to manufacturing the products developed under the agreement. The Company has agreed to hold any investment in ATS common stock until at least October 2002.

	General and administrative expenses for the three months ended
June 30, 1999 totaled $7.4 million, a decrease of $1.6 million or 18% from the same period in 1998. General and administrative expenses for the six months ended June 30, 1999 were $14.9 million, a decrease of $0.7 million or 5% from the same period of 1998. General and administrative expense decreased as a percentage of sales from 25% down to 18% for the three months ended June 30, 1999 and from 23% down to 19% for the six months ended June 30, 1999 as compared to the same periods in 1998. The decrease in expenses is attributable to the Company's strong comittment to reduce costs through elimination of unprofitable business areas, reduction in headcount as necessary, streamlining the organizational structure from multiple domesitic and international business subsidiaries into three business units, elimination of underutilized corporate offices, and budgeting and review of all expenses.

	Research and development expenses remained consistent at $2.1 million for the three months ended June 30, 1999 and 1998.
Research and development costs of $4.1 million remained constant in absolute dollars for the six months ended June 30, 1999 and 1998, respectively. As a percentage of sales, research and development costs were 5%, a decrease of 1% down for both the three and six months ended June 30, 1999 as compared to 6% for the same periods in 1998. The Company currently anticipates that research and development expenses will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon, including through acquistions, strategic alliances and joint ventures for new products. Research and development expenses consist of ongoing research and development expenses for new product development in all business units, as well as necessary regulatory and clinical costs associated with testing and approving new product introductions in the United States and throughout the world.

	Net interest and other financing expense for the three months ended June 30, 1999 totaled $2.4 million, an increase of $1.5 million over the same period of 1998. Net interest and other financing costs were $3.0 million for the six months ended June
30, 1999, an increase of $1.2 million from $1.8 million for the six months ended June 30, 1998. Net interest and other financing expenses for the three months and six months ended June 30, 1999 include a one-time financing charge of $2.0 million incurred in connection with the exercise of warrants to fund the litigation settlement. Without the charge, net interest and other financing expenses would have decreased $0.8 million and $0.5 million for the six and three months ended June 30, 1999, as compared to the same period in 1998. This decrease resulted from the $31.1 million equity financing used to fund the litigation settlement, which resulted in a $10.7 million reduction in the Company's 11% junior secured notes.

	Foreign currency translation gains and losses. During the second quarter of 1999 the Company converted the non-U.S. intercompany debts among its subsidiaries to the capital of the respective subsidiaries. This step substantially eliminated the significant translation adjustments which occurred in prior years. For the six months ended June 30, 1999 the Company's foreign currency translation resulted in a gain of $100,000 as compared to a $1.0 million loss for the same period in 1998.

	Income Taxes and earnings per share.   The Company reduced
the valuation allowance on the deferred tax asset based on future short-term income projections. The Company is currently the beneficiary of a substantial net operating loss (NOL) carryforward for financial reporting purposes. In order to provide investors with a perspective on its earnings per share on a normalized basis, assuming it accrued taxes at a 33% effective rate, the Company's earnings for the second quarter and first six months of 1999 would have been $0.41 and $0.85 per basic share, respectively, and $0.36 and $0.75 per diluted share, respectively. Excluding the one-time financing charge of $2.0 million, the Company's earnings for the second quarter and first half of 1999, on a normalized tax basis, would have been $0.50 and $0.95 per basic share, respectively, and $0.44 and $0.83 per diluted share, respectively,

Financial Condition

	Liquidity. During the first six months of 1999, net cash provided by operations was $10.0 million compared to $0.8 million used in operations for the same period in 1998. Positive cash from operations was offset by $2.0 million used in investing activies due to fixed asset purchases for the first six months of 1999. Cash used in financing activities of $2.3 million primarily related to breast implant litigation settlement and debt payments which worked to partially offset positive operating cash. The positive cash from operations resulted from the high operating profit margin and the continued emphasis on the efficient management of working capital.

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received $3 million of cash from its noteholders, which was used to purchase on their behalf the 426,323 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent compliance with or an exemption under Rule 144 (after the one-year holding period) or an effective registration statement. In addition, the Company incurred a one-time $2.0 million finance charge against earnings in connection with the exercise of warrants to fund the litigation settlement.

During the second quarter of 1999, the Company also made its final payment of all monies owed to the court-appointed escrow agent on behalf of the plaintiffs in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and consisted of $25.5 million as full payment of the 6% promissory note issued in June 1998, $1.4 million in accrued interest on the note, and $3 million to repurchase 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $30 million of liabilities relating to the breast implant litigation that was recorded on the Company's balance sheet as of the end of the first quarter of 1999 has now been eliminated. (See footnote 6 for equity transaction.)

ITEM 3.		Market Risk

The Company conducts operations and/or business in various foreign countries throughout the world. Global and regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws, could impact the Company's financial condition or future results of operations. The Company does not currently conduct any hedging activities.



PART II. 	OTHER INFORMATION

ITEM 1. 	LEGAL PROCEEDINGS

As previously reported, the Company has been advised by the Securities and Exchange Commission that it is conducting a formal investigation of the matters disclosed in the Current Report on Form 8-K dated March
6, 1998 relating to the resignation of Coopers &
Lybrand LLP as the Company's independent accountant.
The Company is cooperating fully in this investigation.
Furthermore, the Company believes that all of the procedural and substantive issues raised in that filing have been addressed through a variety of steps, including the appointment of a new senior management team, the continual oversight by an audit committee, and the conversion into equity of the $10.8 million of indebtedness (including accrued interest) owed to an entity controlled by the former Chairman at a significant discount, which more than adequately reflects the dollar value of any and all known related party transactions. The Company does not believe that this investigation will give rise to any material costs, and is seeking to pursue a prompt resolution of this matter.

In February 1999 the Company and certain of its subsidiaries were named as respondents (collectively
"the Inamed Parties") in an arbitration commenced by Dr. Lubomyr I. Kuzmak ("Kuzmak") at the American
Arbitration Association. Kuzmak alleges that he is owed approximately $400,000 in unpaid royalties with respect to various United States patents in the field of gastric banding. Inamed has moved to be dismissed from the arbitration. The other Inamed Parties have denied Kuzmak's material allegations and asserted affirmative defenses and counterclaims. The evidentiary portion of the arbitration hearing is scheduled to begin in December 1999. In addition, in February 1999 the Inamed Parties filed an action in the United States District Court for the Central District of California against Kuzmak, No. CV 99-02160 MMM, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of various
Kuzmak patents. Kuzmak has moved to dismiss the action for lack of personal jurisdiction. That motion is set for hearing in September 1999.

In January 1999 Medical Products Development Inc.
("MPDI") instituted an action against the Company's subsidiary, McGhan Medical Corporation ("McGhan") in the United States District Court for the Central
District of California, No. 99-VC-00053 JSL. MPDI alleges that McGhan has infringed on certain of its U.S. patents and has breached an agreement between McGhan and MPDI that exclusively licensed those patents to McGhan. The patents pertain to textured silicone elastomer mammary prostheses and methods of making such prostheses. MPDI is seeking unspecified damages, including enhanced damages for alleged willful infringement, and an injunction. McGhan answered
MPDI's complaint, denying all of its material allegations, and raising affirmative defenses and counterclaims of non-infringement, invalidity, unenforceability of the patents and breach of contract.
In August 1999, the Court granted MPDI's motion to dismiss certain of the counterclaims and, on its own motion, dismissed the remaining counterclaims.
Discovery is currently ongoing, and no trial date has been set.


ITEMS 2. THROUGH 5.

		Not applicable.


ITEM 6. 	EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K dated April 2, 1999 (incorporated herein by reference to the Company's filing with the Commission dated April 9, 1999)

Form 8-K dated May 10, 1999 (incorporated herein by reference to the Company's filing with the Commission dated May 12, 1999)

INAMED CORPORATION

SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					INAMED CORPORATION



August 12, 1999			                       By: /s/ Richard G. Babbitt
                               					     Richard G. Babbitt, Chairman of the
                                         Board and Chief Executive Officer


August 12, 1999			                       By: /s/ Michael J. Doty
                               					     Michael J. Doty, Senior Vice
                                         President and Chief Financial Officer