Form 10-Q/A
period 1999-06-30
INAMED CORP
filed 1999-10-27
CIK 109831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                  FORM 10-Q/A

          FORM 10-Q/A QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999               COMMISSION FILE NUMBER: 1-9741



                               INAMED CORPORATION

State of Incorporation: Delaware           I.R.S. Employer Identification No.:59-0920629


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

                                  FORM 10-Q/A

                           Quarter Ended June 30, 1999



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

PART I.           FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                                    Unaudited                  Audited
                                                                  June 30, 1999           December 31, 1998
                                                                  -------------           -----------------
         Assets

Current assets:
     Cash and cash equivalents                                       $ 13,542                 $ 11,873
     Trade accounts receivable, net of allowance for
         doubtful accounts and returns and allowances
         of $6,525 and $6,158                                          25,007                   23,169
     Inventories                                                       16,773                   17,855
     Prepaid expenses and other current assets                          2,102                    1,337
     Income tax refund receivable                                         695                      726
     Deferred income taxes                                              9,134                    8,000
                                                                     --------                 --------
          Total current assets                                         67,253                   62,960
                                                                     --------                 --------
Property and equipment, at cost:
     Machinery and equipment                                           14,984                   14,170
     Furniture and fixtures                                             3,362                    3,418
     Leasehold improvements                                            11,933                   11,986
                                                                     --------                 --------
                                                                       30,279                   29,574
     Less accumulated depreciation
         and amortization                                             (17,589)                 (16,751)
                                                                     --------                 --------
         Net property and equipment                                    12,690                   12,823
                                                                     --------                 --------
Notes receivable, net of allowance of $467                              2,835                    2,769

Intangible assets, net                                                    884                    1,015

Other assets, at cost                                                   4,965                    1,140
                                                                     --------                 --------
Total assets                                                         $ 88,627                 $ 80,707
                                                                     ========                 ========

                                   (continued)

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                                     Unaudited                   Audited
                                                                   June 30, 1999            December 31, 1998
                                                                   -------------            -----------------
     Liabilities and Stockholders' Deficiency  Equity

Current liabilities:
     Current installments of long-term debt                           $     25                  $     51
     Notes payable to bank                                               1,087                     1,186
     Accounts payable                                                   10,095                    12,226
     Accrued liabilities:
         Salaries, wages, and payroll taxes                              3,491                     2,681
         Interest                                                          508                     2,032
         Self-insurance                                                  4,138                     3,649
         Other                                                           7,834                     4,523
     Royalties payable                                                   4,111                     5,061
     Taxes payable                                                       2,663                     1,318
     Accrued legal                                                          --                     5,721
     Note payable, escrow agent                                             --                    25,500
                                                                      --------                  --------
           Total current liabilities                                    33,952                    63,948
                                                                      --------                  --------
Convertible and other long-term debt,
     excluding current installments                                     17,047                    27,767

Deferred grant income                                                    1,035                     1,235

Deferred income taxes                                                      454                       382

Commitments and contingencies

Redeemable common stock, $.01 par value
     426,323 shares issued and outstanding
     stated at redemption value $7.04 per share                             --                     3,000

Stockholders' equity:
     Preferred stock, $0.01 par value                                       --                        --
         Authorized 1,000,000 shares; none issued
     Common stock, $0.01 par value
         Authorized 25,000,000 shares; issued
         and outstanding 17,120,437 and 11,010,290                         171                       110
     Additional paid-in capital                                         74,662                    37,605
     Accumulated other comprehensive (loss) income                      (1,649)                      269
     Accumulated deficit                                               (37,045)                  (53,609)
                                                                      --------                  --------
          Stockholders' equity (deficiency)                             36,139                   (15,625)
                                                                      --------                  --------
Total liabilities and stockholders' equity                            $ 88,627                  $ 80,707
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

                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                               Six Months                Six Months
                                                                  Ended                    Ended
                                                             June 30, 1999             June 30, 1998
                                                             -------------             -------------
Net sales                                                     $    79,753               $   66,980
Cost of goods sold                                                 23,920                   23,294
                                                              -----------               ----------
         Gross profit                                              55,833                   43,686
                                                              -----------               ----------
Operating expenses:
     Marketing                                                     16,414                   18,296
     General and administrative                                    14,934                   15,653
     Research and development                                       4,102                    4,110
                                                              -----------               ----------
         Total operating expenses                                  35,450                   38,059
                                                              -----------               ----------
         Operating income                                          20,383                    5,627
                                                              -----------               ----------
Other income (expense):
     Foreign currency transaction gains (losses)                      100                   (1,068)
     Miscellaneous loss                                              (880)                    (113)
                                                              -----------               ----------
         Net other expense                                           (780)                  (1,181)
                                                              -----------               ----------
Income before interest and taxes                                   19,603                    4,446

Interest and other financing expense, net                           3,039                    1,854

Income before income tax expense                                   16,564                    2,592

Income tax expense                                                    ---                      104
                                                              -----------               ----------
         Net income                                           $    16,564               $    2,488
                                                              ===========               ==========

Net income per share of common stock

     Basic                                                    $     1.27                $     0.26
                                                              ===========               ==========
     Diluted                                                  $     0.98                $     0.26
                                                              ===========               ==========

Weighted average common shares outstanding basic               13,074,191                9,726,013
                                                              ===========               ==========
Weighted average common shares outstanding diluted             16,952,167                9,726,013
                                                              ===========               ==========

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)

                                                                    Three Months                 Three Months
                                                                        Ended                        Ended
                                                                   June 30, 1999                 June 30, 1998
                                                                   -------------                 -------------
Net sales                                                          $     42,165                  $     36,928
Cost of goods sold                                                       12,020                        11,002
                                                                   ------------                  ------------
         Gross profit                                                    30,145                        25,926
                                                                   ------------                  ------------
Operating expenses:
     Marketing                                                            8,580                         9,945
     General and administrative                                           7,452                         9,055
     Research and development                                             2,075                         2,070
                                                                   ------------                  ------------
         Total operating expenses                                        18,107                        21,070
                                                                   ------------                  ------------
         Operating income                                                12,038                         4,856
                                                                   ------------                  ------------

Other income (expense):
     Foreign currency transaction losses                                     (7)                          (41)
Miscellaneous loss                                                         (566)                         (186)
                                                                   ------------                  ------------
         Net other expense                                                 (573)                         (227)
                                                                   ------------                  ------------
Income before interest and taxes                                         11,465                         4,629

Interest and other financing expense, net                                 2,399                           853

Income before income tax expense                                          9,066                         3,776

Income tax expense                                                           --                             3
                                                                   ------------                  ------------
         Net income                                                $      9,066                  $      3,773
                                                                   ============                  ============

Net income per share of common stock
     Basic                                                         $       0.62                  $       0.38
                                                                   ============                  ============

     Diluted                                                       $       0.51                  $       0.38
                                                                   ============                  ============

Weighted average common shares outstanding basic                     14,660,690                     9,987,705
                                                                   ============                  ============

Weighted average common shares outstanding diluted                   17,818,406                     9,987,705
                                                                   ============                  ============

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)
                                   (IN 000'S)

                                                                         Three Months              Three Months
                                                                             Ended                     Ended
                                                                         June 30, 1999             June 30, 1998
                                                                         -------------             -------------
Net income                                                                 $  9,066                  $  2,488
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation losses                              (912)                      288
                                                                           --------                  --------
Comprehensive income                                                          8,154                     2,776
                                                                           --------                  --------


                                                                           Six Months                Six Months
                                                                             Ended                      Ended
                                                                         June 30, 1999             June 30, 1998
                                                                         -------------             -------------
Net income                                                                 $ 16,564                  $  2,448
Other comprehensive income (loss), net of tax:
    Cumulative foreign currency translation (losses) gains                   (1,918)                      679
                                                                           --------                  --------
Comprehensive income                                                         14,646                     3,127
                                                                           --------                  --------

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (UNAUDITED)
                                   (IN 000'S)

                     Six Months ended June 30, 1999 and 1998

                      Increase in Cash and Cash Equivalents

                                                                        1999                1998
                                                                        ----                ----
Cash flows from operating activities:
     Net income (loss)                                                $ 16,564           $  2,488
                                                                      --------           --------
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                       1,609              1,814
     Deferred income taxes                                              (1,062)               205
     Provision for doubtful accounts, notes & returns                      367                 --
     Provision for obsolescence of inventory                               973                 --
     Provision for asset impairment                                        600                 --
     Non-cash compensation                                                  --                230
     Non-cash financing cost                                             1,977                 --
     Changes in assets and liabilities:
         Trade accounts receivable                                      (2,205)            (8,243)
         Notes receivable                                                  (66)                 3
         Inventories                                                       109              2,603
         Prepaid expenses and other current assets                        (765)              (485)
         Income tax refund receivable                                       31                (57)
         Other assets                                                   (3,825)            (1,224)
         Accounts payable, accrued and other liabilities                   954                533
         Royalties payable                                                (950)             1,841
         Taxes payable                                                   1,345               (436)
         Accrued litigation settlement                                  (5,721)               (33)
                                                                      --------           --------
         Total adjustments                                              (6,629)            (3,249)
                                                                      --------           --------
         Net cash provided by (used in) operating activities             9,935               (761)
                                                                      --------           --------
Cash flows from investing activities:
     Purchases of property and equipment, net                           (2,043)            (1,143)
                                                                      --------           --------
     Net cash used in investing activities                              (2,043)            (1,143)
                                                                      --------           --------

                                   (continued)

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)

                     Six Months ended June 30, 1999 and 1998

                      Increase in Cash and Cash Equivalents

                                                                                      1999                1998
                                                                                      ----                ----
Cash flows from financing activities:
     Payment of note in escrow for litigation settlement                            $(25,500)          $     --
     Increases in notes payable and long-term debt                                        --                579
     Principal repayment of notes payable
        and long-term debt                                                               (46)               (15)
     Payment of redeemable common stock in escrow
         for litigation settlement                                                    (3,000)
     Increase (decrease) in related party payables                                        --              1,038
     Proceeds from the exercise of warrants                                           26,419                 60
     (Decrease) Increase in deferred grants                                             (200)               290
                                                                                    --------           --------
         Net cash (used in) provided by financing activities                          (2,327)             1,952
                                                                                    --------           --------
         Effect of exchange rate changes on cash                                      (3,896)             1,190
                                                                                    --------           --------
         Net increase in cash and cash equivalents                                     1,669              1,238

Cash and cash equivalents at beginning of period                                      11,873              1,946
                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $ 13,542           $  3,184
                                                                                    --------           --------

Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
         Interest                                                                   $  2,741           $  1,736
                                                                                    ========           ========
         Income taxes                                                               $     11           $     97
                                                                                    ========           ========


Disclosure of accounting policy:

         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash transactions:
                                                                                      1999                1998
                                                                                      ----                ----
         Common stock exchanged for junior secured notes                            $ 10,700                 --

    The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                   (IN 000'S)
================================================================================

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

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (CONTINUED)
                                   (IN 000'S)
================================================================================


Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------------------------

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

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (CONTINUED)
                                   (IN 000'S)
================================================================================


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

Reclassification

Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Note 3 - Accounts and Notes Receivable

         Accounts and notes receivable consist of the following:

                                                  June  30, 1999    December 31, 1998
                                                  --------------    -----------------

Accounts receivable                                 $ 31,532           $ 29,327
Allowance for doubtful accounts                       (1,166)            (1,402)
Allowance for returns and credits                     (5,359)            (4,756)
                                                    --------           --------

Net accounts receivable                             $ 25,007           $ 23,169
                                                    ========           ========


Notes receivable                                    $  3,302           $  3,236
Allowance for doubtful notes                            (467)              (467)
                                                    --------           --------

Net notes receivable                                $  2,835           $  2,769
                                                    ========           ========



Note 4  -  Inventories

         Inventories are summarized as follows:

                                              June 30, 1999       December 31, 1998
                                              -------------       -----------------
Raw materials                                    $  4,899              $  3,764
Work in process                                     4,731                 3,931
Finished goods                                      9,285                11,329
                                                 --------              --------

                                                   18,915                19,024
Less allowance for
     obsolescence                                  (2,142)               (1,169)
                                                 --------              --------
                                                 $ 16,773              $ 17,855
                                                 ========              ========

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (CONTINUED)
                                   (IN 000'S)
================================================================================


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

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (CONTINUED)
                                   (IN 000'S)
================================================================================


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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
================================================================================


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


                                               THREE MONTHS ENDED
                                               ------------------
                                JUNE 30, 1999                        JUNE 30, 1998
                                -------------                        -------------
(in 000's)                                              %INC.
Sales                               42,165                14%            36,928
Cost of Goods Sold                  12,020                 9%            11,002

Gross Profit                        30,145                16%            25,926
As a % of sales                         72%                                  70%

Marketing                            8,580               (14%)            9,945
As a % of sales                         20%                                  27%
G&A                                  7,452               (18%)            9,055
As a % of sales                         18%                                  25%
R&D                                  2,075                --%             2,070
As a % of sales                          5%                                   6%

Operating expenses                  18,107               (14)%           21,070
As a % of sales                         43%                                  57%

Operating income                    12,038               148%             4,856
As a % of sales                         29%                                  13%

                                                    SIX MONTHS ENDED
                                                    ----------------
                                    JUNE 30, 1999                    JUNE 30, 1998
                                    -------------                    -------------
(in 000's)                                                 %INC.
Sales                                  79,753               19%          66,980
Cost of Goods Sold                     23,920               (3%)         23,294

Gross Profit                           55,833               28%          43,686
As a % of sales                            70%                               65%

Marketing                              16,414              (10%)         18,296
As a % of sales                            21%                               27%
G&A                                    14,934               (5%)         15,653
As a % of sales                            19%                               23%
R&D                                     4,102               --%           4,110
As a % of sales                             5%                                6%



Operating expenses                     35,450               (7%)         38,059
As a % of sales                            44%                               57%

Operating income                       20,383              262%           5,627
As a % of sales                            26%                                8%



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

       GROSS PROFIT for the three months ended June 30, 1999 totaled $30.1 million, an increase of $4.2 million or 16% over gross profit for the same period in 1998. Gross profit for the six months ended June 30, 1999 totaled $55.8 million, an increase of $12.1 million or 28% over the same period in 1998. As a percentage of revenues, gross profit increased 2% for the second quarter of 1999 up from 70% for the same period of 1998. For the six months ended June 30, 1999 gross profit as a percentage of revenues increased 5% up to 70% from 65% for the same period in 1998. Margins increased primarily due to increased production efficiencies, resulting in higher yields and increased through-put in all business units along with increased sales volumes of higher margin gel products for reconstructive surgery markets. Strong cost reduction measures at all production facilities, which include material cost reductions and strategic alliances with key company suppliers, reduction in headcount, discontinuance or sale of certain smaller unprofitable product lines, improved asset management (especially receivables and inventory), also contributed to an overall reduction of cost of goods sold which positively impacted gross margins for the second quarter and first six months of 1999.

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

During the second quarter of 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. (ATS) for development and marketing of human based, tissue-engineered products for aesthetic and cosmetic surgery, cartilage for plastic and reconstructive surgery, and for use in breast reconstruction. In addition, the Company received an option to license rights to use human collagen for soft tissue augmentation (wrinkle and cosmetic correction) and as a bulking agent for treatment of urinary incontinence. Assuming the option is exercised, ATS would receive $10 million during 1999: one half for license payments and one half for the purchase of common stock and warrants at a premium to market. Once each of the marketed products receives FDA approval, ATS will receive a $2 million milestone payment and royalties on a sliding scale based on overall product sales. ATS will be responsible for the development of the products and the related manufacturing processes, while the Company will be responsible for clinical and regulatory activities, as well as sales and marketing. ATS will have the right to manufacturing the products developed under the agreement. The Company has agreed to hold any investment in ATS common stock until at least October 2002.

       GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1999 totaled $7.4 million, a decrease of $1.6 million or 18% from the same period in 1998. General and administrative expenses for the six months ended June 30, 1999 were $14.9 million, a decrease of $0.7 million or 5% from the same period of 1998. General and administrative expense decreased as a percentage of sales from 25% down to 18% for the three months ended June 30, 1999 and from 23% down to 19% for the six months ended June 30, 1999 as compared to the same periods in 1998. The decrease in expenses is attributable to the Company's strong commitment to reduce costs through elimination of unprofitable business areas, reduction in headcount as necessary, streamlining the organizational structure from multiple domestic and international business subsidiaries into three business units, elimination of underutilized corporate offices, and budgeting and review of all expenses.

       RESEARCH AND DEVELOPMENT EXPENSES remained consistent at $2.1 million for the three months ended June 30, 1999 and 1998. Research and development costs of $4.1 million remained constant in absolute dollars for the six months ended June 30, 1999 and 1998, respectively. As a percentage of sales, research and development costs were 5%, a decrease of 1% down for both the three and six months ended June 30, 1999 as compared to 6% for the same periods in 1998. The Company currently anticipates that research and development expenses will increase in future quarters and may increase as a percentage of sales. The actual amount spent will depend on a variety of factors, including the Company's level of operations, and the number of product development projects that it embarks upon, including through acquisitions, strategic alliances and joint ventures for new products. Research and development expenses consist of ongoing research and development expenses for new product development in all business units, as well as necessary regulatory and clinical costs associated with testing and approving new product introductions in the United States and throughout the world.

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

         INCOME TAXES AND EARNINGS PER SHARE. The Company reduced the valuation allowance on the deferred tax asset based on future short-term income projections. The Company is currently the beneficiary of a substantial net operating loss (NOL) carryforward for financial reporting purposes. In order to provide investors with a perspective on its earnings per share on a normalized basis, assuming it accrued taxes at a 33% effective rate, the Company's earnings for the second quarter and first six months of 1999 would have been $0.41 and $0.85 per basic share, respectively, and $0.34 and $0.65 per diluted share, respectively. Excluding the one-time financing charge of $2.0 million, the Company's earnings for the second quarter and first half of 1999, on a normalized tax basis, would have been $0.50 and $0.95 per basic share, respectively, and $0.42 and $0.73 per diluted share, respectively,

FINANCIAL CONDITION

LIQUIDITY. During the first six months of 1999, net cash provided by operations was $10.0 million compared to $0.8 million used in operations for the same period in 1998. Positive cash from operations was offset by $2.0 million used in investing activities due to fixed asset purchases for the first six months of 1999. Cash used in financing activities of $2.3 million primarily related to breast implant litigation settlement and debt payments which worked to partially offset positive operating cash. The positive cash from operations resulted from the high operating profit margin and the continued emphasis on the efficient management of working capital.

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

                  Forms 8-K dated April 2 and May 10, 1999.

                               INAMED CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INAMED CORPORATION


October 27, 1999           By: /s/ Richard G. Babbitt
                               -------------------------------------------------
                               Richard G. Babbitt, Chairman of the Board
                               and Chief Executive Officer


October 27, 1999           By: /s/ Michael J. Doty
                               -------------------------------------------------
                               Michael J. Doty, Senior Vice President
                               and Chief Financial Officer