Form 10-Q
period 1999-09-30
INAMED CORP
filed 1999-10-27
CIK 109831

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NUMBER: 1-9741


                               INAMED CORPORATION

State of Incorporation: Delaware I.R.S.  Employer Identification No.: 59-0920629


        5540 Ekwill Street, Suite D, Santa Barbara, California 93111-2919

                        Telephone Number: (805) 692-5400



                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    On October 19, 1999 there were 17,202,594 Shares of the Registrant's Common Stock Outstanding.

                        This document contains 24 pages.

                       INAMED CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                        Quarter Ended September 30, 1999



                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I    -     FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets                                               3

                  Unaudited Consolidated Income Statements                                  5

                  Unaudited Consolidated Statements of Comprehensive Income                 7

                  Unaudited Consolidated Statements of Cash Flows                           8

                  Notes to the Consolidated Financial Statements                           10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      17

Item 3.           Market Risk                                                              27

PART II   -     OTHER INFORMATION                                                          28

PART I.           FINANCIAL INFORMATION

ITEM 1.
                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

================================================================================


                                                                    Unaudited                         Audited
                                                               September 30, 1999               December 31, 1998
                                                               ------------------               -----------------
         Assets

Current assets:
     Cash and cash equivalents                                      $  15,474                        $  11,873
     Trade accounts receivable, net of allowance for
         doubtful accounts and returns and allowances
         of $6,513 and $6,158                                          38,337                           23,169
     Inventories                                                       28,098                           17,855
     Prepaid expenses and other current assets                         15,038                            1,337
     Income tax refund receivable                                         960                              726
     Deferred income taxes                                             19,103                            8,000
                                                                    ---------                        ---------
          Total current assets                                        117,010                           62,960
                                                                    ---------                        ---------
Property and equipment, at cost:
     Machinery and equipment                                           27,160                           14,170
     Furniture and fixtures                                            25,412                            3,418
     Leasehold improvements                                            17,033                           11,986
                                                                    ---------                        ---------
                                                                       69,605                           29,574
     Less accumulated depreciation
         and amortization                                             (43,408)                         (16,751)
                                                                    ---------                        ---------
         Net property and equipment                                    26,197                           12,823
                                                                    ---------                        ---------
Notes receivable, net of allowance of $467                              2,765                            2,769

Intangible assets, net                                                147,912                            1,015

Deferred income taxes                                                   4,278                               --

Other assets, at cost                                                  20,698                            1,140
                                                                    ---------                        ---------
Total assets                                                        $ 318,860                        $  80,707
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

                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

================================================================================


                                                                        Unaudited                       Audited
                                                                    September 30, 1999             December 31, 1998
                                                                    ------------------             -----------------
     Liabilities and Stockholders'  Equity

Current liabilities:
     Current installments of long-term debt                             $      14                      $      51
     Notes payable to bank                                                  1,372                          1,186
     Accounts payable                                                      16,519                         12,226
     Accrued liabilities:
         Salaries, wages, and payroll taxes                                12,954                          2,681
         Interest                                                           1,469                          2,032
         Self-insurance                                                     4,123                          3,649
         Merger and integration costs                                      28,070                             --
         Provision for disposal of discontinued operations                  4,431                             --
         Other                                                             17,875                         10,244
     Royalties payable                                                      3,455                          5,061
     Taxes payable                                                         23,350                          1,318
     Note payable, escrow agent                                                --                         25,500
                                                                        ---------                      ---------
           Total current liabilities                                      113,632                         63,948
                                                                        ---------                      ---------
Long-term debt                                                            155,000                         27,767
Provision for disposal of discontinued operations                           5,495                             --
Deferred grant income                                                       1,025                          1,235
Deferred income taxes                                                         687                            382
Commitments and contingencies                                                  --                             --
Redeemable common stock, $.01 par value
     426,323 shares issued and outstanding
     stated at redemption value $7.04 per share                                --                          3,000

Stockholders' equity:
     Preferred stock, $0.01 par value
         Authorized 1,000,000 shares; none issued                              --                             --
     Common stock, $0.01 par value
         Authorized 25,000,000 shares; issued
         and outstanding 17,187,594 and 11,010,290                            172                            110
     Additional paid-in capital                                            74,778                         37,605
     Accumulated other comprehensive (loss) income                         (3,410)                           269
     Accumulated deficit                                                  (28,519)                       (53,609)
                                                                        ---------                      ---------
          Stockholders' equity (deficiency)                                43,021                        (15,625)
                                                                        ---------                      ---------
Total liabilities and stockholders' equity                              $ 318,860                      $  80,707
                                                                        =========                      =========


   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)

================================================================================


                                                             Nine Months               Nine Months
                                                                Ended                     Ended
                                                          September 30, 1999        September 30, 1998
                                                          ------------------        ------------------
Net sales                                                    $    123,722              $     99,109
Cost of goods sold                                                 36,597                    35,219
                                                             ------------              ------------
         Gross profit                                              87,125                    63,890
                                                             ------------              ------------
Operating expenses:
     Marketing                                                     27,099                    26,894
     General and administrative                                    22,841                    21,201
     Research and development                                       6,871                     7,053
                                                             ------------              ------------
         Total operating expenses                                  56,811                    55,148
                                                             ------------              ------------
         Operating income                                          30,314                     8,742
                                                             ------------              ------------
Other income (expense):
     Foreign currency transaction gains (losses)                        3                      (961)
     Miscellaneous loss                                               (41)                   (2,871)
                                                             ------------              ------------
         Net other expense                                            (38)                   (3,832)
                                                             ------------              ------------
Income before interest and taxes                                   30,276                     4,910

Interest and other financing expense, net                           5,186                     2,746
                                                             ------------              ------------

Income before income tax expense                                   25,090                     2,164

Income tax expense                                                     --                       137
                                                             ------------              ------------
         Net income (Loss)                                   $     25,090              $      2,027
                                                             ============              ============

Net income per share of common stock
     Basic                                                   $       1.74              $       0.20
                                                             ============              ============
     Diluted                                                 $       1.39              $       0.20
                                                             ============              ============

Weighted average common shares outstanding basic               14,444,246                10,129,766
                                                             ============              ============
Weighted average common shares outstanding diluted             18,063,118                10,129,766
                                                             ============              ============


   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)

================================================================================


                                                               Three Months                    Three Months
                                                                  Ended                           Ended
                                                            September 30, 1999              September 30,1998
                                                            ------------------              -----------------
Net sales                                                      $     43,969                    $     32,130
Cost of goods sold                                                   12,677                          11,926
                                                               ------------                    ------------
         Gross profit                                                31,292                          20,204
                                                               ------------                    ------------
Operating expenses:
     Marketing                                                       10,685                           8,598
     General and administrative                                       7,906                           5,549
     Research and development                                         2,770                           2,943
                                                               ------------                    ------------
         Total operating expenses                                    21,361                          17,090
                                                               ------------                    ------------
         Operating income                                             9,931                           3,114
                                                               ------------                    ------------
Other income (expense):
     Foreign currency transaction gains (losses)                        (97)                            106
Miscellaneous income (loss)                                             839                          (2,757)
                                                               ------------                    ------------
         Net other expense                                              742                          (2,651)
                                                               ------------                    ------------
Income before interest and taxes                                     10,673                             463

Interest and other financing expense, net                             2,147                             891
                                                               ------------                    ------------
Income (loss) before income tax expense                               8,526                            (428)

Income tax expense                                                       --                              33
                                                               ------------                    ------------
         Net income (loss)                                     $      8,526                    $       (461)
                                                               ============                    ============
Net income per share of common stock
     Basic                                                     $       0.50                    $      (0.04)
                                                               ============                    ============
     Diluted                                                   $       0.44                    $      (0.04)
                                                               ============                    ============

Weighted average common shares outstanding basic                 17,138,961                      10,924,108
                                                               ============                    ============
Weighted average common shares outstanding diluted               19,512,899                      10,924,108
                                                               ============                    ============


   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)
                                   (IN 000'S)

================================================================================


                                                                  Three Months                Three Months
                                                                     Ended                       Ended
                                                               September 30, 1999          September 30,1998
                                                               ------------------          -----------------
Net income (loss)                                                   $ 8,526                    $  (461)
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation gains (losses)            (2,030)                       392
                                                                    -------                    -------
Comprehensive income (loss)                                         $ 6,496                    $   (69)
                                                                    =======                    =======


                                                                   Nine Months                 Nine Months
                                                                     Ended                       Ended
                                                               September 30, 1999          September 30, 1998
                                                               ------------------          ------------------
Net income                                                          $ 25,090                   $  2,027
Other comprehensive income (loss), net of tax:
    Cumulative foreign currency translation gains (losses)            (3,679)                     1,071
                                                                    --------                   --------
Comprehensive income                                                $ 21,411                   $  3,098
                                                                    ========                   ========


   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (UNAUDITED)
                                   (IN 000'S)

================================================================================

                  Nine Months ended September 30, 1999 and 1998

                      Increase in Cash and Cash Equivalents


                                                                  1999             1998
                                                               ---------        ---------
Cash flows from operating activities:
     Net income                                                $  25,090        $   2,027
                                                               ---------        ---------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                 4,311            4,312
     Deferred income taxes                                        (2,507)              --
     Provision for doubtful accounts, notes & returns               (140)              --
     Provision for obsolescence of inventory                       1,395               --
     Provision for asset impairment                                  600               --
     Non-cash compensation                                            40               --
     Non-cash financing cost                                       1,977               --
     Changes in assets and liabilities:
         Trade accounts receivable and notes receivable           (1,030)          (8,223)
         Inventories                                              (1,189)           4,320
         Prepaid expenses and other current assets                (1,251)            (248)
         Other assets                                             (4,318)              --
         Accounts payable, accrued and other liabilities           4,224            1,919
                                                               ---------        ---------
         Total adjustments                                         2,112            2,080
                                                               ---------        ---------
         Net cash provided by operating activities                27,202            4,107
                                                               ---------        ---------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired                (132,528)              --
     Investments in strategic alliances                           (9,100)              --
     Purchases of property and equipment, net                     (3,311)            (935)
     Disposal of property and equipment, net                          --             (670)
                                                               ---------        ---------
     Net cash used in investing activities                     $(144,939)       $  (1,605)
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

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)

================================================================================

                  Nine Months ended September 30, 1999 and 1998

                      Increase in Cash and Cash Equivalents


                                                                  1999             1998
                                                               ---------        ---------
Cash flows from financing activities:
     Payment of note in escrow for litigation settlement       $ (25,500)       $      --
     Increases in notes payable and long-term debt               155,000              410
     Principal repayment of notes payable
        and long-term debt                                       (27,767)              --
     Payment of redeemable common stock in escrow
         for litigation settlement                                (3,000)
     Increase (decrease) in related party payables                    --            1,038
     (Increase) decrease in related party receivables                 --              128
     Proceeds from the exercise of warrants                       26,495               --
     Proceeds from issuance of common Stock                           --               80
     (Decrease) Increase in deferred grants                         (210)             298
                                                               ---------        ---------
         Net cash provided by financing activities               125,018            1,954
                                                               ---------        ---------
         Effect of exchange rate changes on cash                  (3,680)             141
                                                               ---------        ---------
         Net increase in cash and cash equivalents                 3,601            4,597

Cash and cash equivalents at beginning of period                  11,873            1,946
                                                               ---------        ---------
Cash and cash equivalents at end of period                     $  15,474        $   6,543
                                                               ---------        ---------

Supplemental disclosure of cash flow information:
     Cash paid during the nine months for:
         Interest                                              $   9,166        $   2,424
                                                               =========        =========
         Income taxes                                          $      11        $      97
                                                               =========        =========

Disclosure of accounting policy:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash transactions:                                            1999             1998
                                                               ---------        ---------
         Common stock exchanged for junior secured notes       $  10,700               --


   The Notes to Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


1  -  Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

The accompanying consolidated financial statements include the accounts of Inamed Corporation and all of its wholly owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

The Company

Inamed Corporation is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical devices for the plastic, reconstructive and aesthetic surgery markets. Inamed Corporation's subsidiaries are organized into three business units: United States Plastic, Reconstructive and Aesthetic Surgery (consisting primarily of McGhan Medical Corporation, Collagen Aesthetics, Flowmatrix Corporation and CUI Corporation, which develop, manufacture and sell medical devices and components); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting of Inamed International Corp. and its subsidiaries which are engaged in manufacturing and distribution through McGhan Limited (based in Ireland) and sales subsidiaries in various countries, including Holland, Germany, Italy, United Kingdom, France, and Spain, which sell products for the plastic, aesthetic medicine and bariatric surgery fields).

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


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

Taxes

The Company reduced the valuation allowance on the deferred tax asset by $8.3 million and $2.8 million for the nine months and three months ended September 30, 1999, respectively, based on pre-tax income for the nine months ended September 30, 1999. The Company has a $7.2 million allowance remaining as of September 30, 1999. The Company's management is currently evaluating the necessity for a continued allowance on the deferred tax assets. The majority of taxes currently payable relate to the net assets acquired from Collagen Aesthetics, Inc.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


2  -  Basis of Presentation and Summary of Significant Accounting Policies
      (continued)


New Accounting Standards

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2,000. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

Reclassification

Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

3  -  Acquisition

On September 1, 1999, the Company acquired all of the net assets of Collagen Aesthetics, Inc. ("Collagen") for approximately $157 million (including the cancellation of employee stock options and expenses). The Collagen acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Collagen for the period from September 1, 1999 are included in the accompanying consolidated financial statements. The unaudited consolidated financial statements includes management's preliminary allocation of the total consideration paid by the Company in connection with the Collagen acquisition. The Company has hired an independent appraiser to value the net assets. Upon completion of this valuation, the Company will reallocate the purchase price to Collagen's assets and liabilities, both intangible and tangible, with the excess of the cost over fair value of the net assets acquired allocated to goodwill and amortized on a straight-line basis over 30 years. Management expects that, based on this allocation, additional purchase accounting adjustments will be made to Collagen's assets and liabilities.

In connection with the acquisition the Company has recorded merger and acquisition costs of $39,427. These charges include severance and stock option payouts of $21,300, restructuring costs of $10,771 and professional fees of $7,356.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


3  -  Acquisition (continued)


The $140,000 excess of the purchase price over Collagen's net assets has been allocated to goodwill subject to the completion of an appraisal discussed above. The total acquisition consideration will be allocated to assets, liabilities and the elimination of stockholders' equity of Collagen based on management's estimated fair value as summarized below:

         Cash and cash equivalent ..........................................       $  16,631
         Short term investment .............................................           5,890
         Accounts receivable ...............................................          13,116
         Inventories, net ..................................................          10,515
         Prepaid and other current assets ..................................           7,891
         Property and equipment, net .......................................          12,862
         Intangible assets, net ............................................           8,221
         Goodwill, net .....................................................         140,000
         Other investments and assets, net .................................           5,995
         Accounts payable ..................................................          (5,292)
         Accrued liabilities ...............................................          (7,256)
         Provision for disposal of discontinued operations .................          (8,771)
         Income taxes payable ..............................................         (15,775)
         Other long-term liabilities .......................................          (1,198)
                                                                                   ---------
         Total acquisition consideration ...................................       $ 182,829
                                                                                   =========

The summarized unaudited pro forma results of operations set forth below for 1999 and 1998 assume the Collagen acquisition, which was accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.


                                                                       Pro Forma Consolidated
                                                                         Nine Months Ended
                                                              September 30, 1999   September 30, 1998
         Net Sales                                                 $ 181,112              158,555

         Net Income (loss) from continuing operations                 12,372               (9,505)

         Net Income (loss) from continuing operations per common share:

                  Basic                                            $    0.86                (0.94)
                  Diluted                                          $    0.68                (0.94)

Pro forma adjusted net income per common share may not be indicative of actual results, primarily because the pro forma earnings include historical results of Collagen and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


4  -  Provision for disposal of discontinued operations

The provision for disposal of discontinued operations of $9,926 at September 30, 1999 is the remaining provision for Collagen's discontinued operation of the LipoMatrix breast implant business. The LipoMatrix operations have been classified as discontinued since June 30, 1998.


5  -  Accounts and Notes Receivable

         Accounts and notes receivable consist of the following:


                                                       September 30, 1999       December 31, 1998
                                                       ------------------       -----------------
         Accounts receivable                               $ 44,850                 $ 29,327
         Allowance for doubtful accounts                     (1,034)                  (1,402)
         Allowance for returns and credits                   (5,479)                  (4,756)
                                                           --------                 --------

         Net accounts receivable                           $ 38,337                 $ 23,169
                                                           ========                 ========


         Notes receivable                                  $  3,232                 $  3,236
         Allowance for doubtful notes                          (467)                    (467)
                                                           --------                 --------

         Net notes receivable                              $  2,765                 $  2,769
                                                           ========                 ========


6  -  Inventories

         Inventories are summarized as follows:

                                                       September 30, 1999       December 31, 1998
                                                       ------------------       -----------------
                  Raw materials                            $  6,968                 $  3,764
                  Work in process                             5,997                    3,931
                  Finished goods                             17,697                   11,329
                                                           --------                 --------

                                                             30,662                   19,024
                  Less allowance for
                       obsolescence                          (2,564)                  (1,169)
                                                           --------                 --------
                                                           $ 28,098                 $ 17,855
                                                           ========                 ========

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


7  -  Long Term Debt

The following is a summary of the Company's significant long-term debt:

$155 million senior secured bridge loan facility secured by perfected first priority liens on, and security interests in, substantially all of the assets of Inamed, substantially all of the stock and assets of Inamed's subsidiaries, including the stock and assets of Collagen and its subsidiaries, and 65% of the outstanding capital stock of certain of Inamed's foreign subsidiaries. The loans made under the secured bridge loan facility bear interest at variable rates based on a margin that increases by 100 basis points every three months over 30-day LIBOR. At September 27, 1999, the weighted average interest rate on the loans was 11.5% per annum. Interest is payable under the facility on a monthly basis. The bridge loan facility matures on May 31, 2000 and, unless repaid or refinanced, will be rolled over into longer term senior notes maturing on June 1, 2007.

8  -  Equity financing and finance charge:

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


9  -  Commitments and Contingencies

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

10  -  Non Cash Compensation

During the nine months ended September 30, 1999, we authorized the issuance and allocation to certain of our senior executives, subject to final ratification by our compensation committee, warrants to purchase 900,000 shares of our common stock. We expect that this will result in an annual compensation charge of between $0.5 to $1.0 million over the next three years.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (CONTINUED)
                                   (IN 000'S)

================================================================================


11  -  Subsequent Events

In October 1999, the Company filed a registration statement offering 2,500,000 shares of its common stock (plus an additional 450,000 shares for the underwriters' over-allotment option). The Company anticipates using the net proceeds of the offering to repay a portion of the borrowings under its outstanding bridge loan facility.

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

     In the third quarter of 1999, we announced and completed the acquisition of Collagen Aesthetics, Inc. for an aggregate purchase price of approximately $148.7 million, plus expenses of approximately $9.2 million. We accounted for the Collagen acquisition using the purchase method of accounting. Under the purchase method, Collagen's financial data is consolidated with our financial results from the effective date of the acquisition, September 1, 1999. We have commenced our plan to integrate Collagen's business and operations into ours and expect that our integration plan will be completed by January 2000. We believe this acquisition makes us a global leader in plastic surgery and aesthetic medicine. See "Our Company - Recent Developments - The Collagen Acquisition."


RESULTS OF OPERATIONS

     Set forth below is a table which shows the individual components of our actual results of operations as a percent of net sales for each of the periods indicated, including the results of Collagen for the month of September 1999.


                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         ----------------
                                          1999       1998
                                          ----       ----
Net sales ...........................     100%       100%
Gross profit ........................      70         64
Marketing expenses ..................      22         27
General and administrative expenses .      18         21
Research and development expenses ...       6          7
Total operating expenses ............      46         56
Operating income (loss) .............      25          9
Net interest and
other financing expense .............       4          3
Income (loss) before income taxes
and extraordinary charges ...........      20          2
Net income ..........................      20%         2%
                                          ===        ===

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Sales. Net sales for the nine months ended September 30, 1999 were $123.7 million, reflecting an increase of $24.6 million or 25% over net sales for the same period in 1998. This increase is attributable to increased sales from all business units and the inclusion of one month of Collagen's net sales, which were $8.3 million or approximately 19% of our net sales in the third quarter of 1999. During the second and third quarters there was a slowdown in net sales growth due to the development of backorders in selected product lines in the U.S. plastic surgery business. The backorders were due to production capacity issues for a limited number of our products. We largely remedied these issues in the third quarter of 1999. We expect to report substantially larger period-over-period sales over the next four quarters because we have expanded our range of products and services due to the Collagen acquisition.

     Net sales in the U.S. accounted for 62% of total net sales for the three months ended September 30, 1999 and 64% of total net sales for the nine months ended September 30, 1999, as compared to 65% for both the three months and nine months ended September 30, 1998. International net sales accounted for 38% of total net sales for the three months ended September 30, 1999 and 36% of total net sales for the nine months ended September 30, 1999. International net sales for the three months and nine months ended September 30, 1998 were 35% of total net sales.

     Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 1999 was $36.6 million, reflecting an increase of $1.4 million or 4%, over the same period in 1998. Cost of goods sold, as a percentage of net sales, decreased to 30% in the nine months ended September 30, 1999 as compared to 36% in the same period in 1998. This decrease reflects improved capacity utilization due to increased sales, the addition of higher-margin Collagen products to the overall sales mix, strong cost reduction measures at all production facilities, including material cost reductions and strategic alliances with key company suppliers, reduction in headcount, discontinuance or sale of smaller unprofitable product lines and improved asset management, especially receivables and inventory.

     Gross Profit. Gross profit for the nine months ended September 30, 1999 was $87.1 million, reflecting an increase of $23.2 million or 36% over the same period in 1998. For the nine months ended September 30, 1999, gross profit as a percentage of net sales increased 6% up to 70% from 64% for the same period in 1998. Margins increased primarily due to increased production efficiencies, resulting in higher yields and increased output in all business units along with increased sales volumes of higher margin gel products for reconstructive surgery markets and Collagen products, and an overall reduction in cost of goods sold as a percentage of sales. An offsetting factor to the higher gross margins was the cost of validations at one U.S. plastic surgery plant for new reconstructive surgery products which will be introduced in the near future.

     In addition, gross margins in 1998 were negatively impacted by pending FDA audits and manufacturing inefficiencies caused by idle time at both U.S. and international plastic and reconstructive surgery operations.

     Marketing Expenses. Marketing expenses for the nine months ended September 30, 1999 were $27.0 million. As a percentage of sales, marketing expenses were 22% in the nine months ended September 30, 1999 and 27% in the nine months ended September 30, 1998. Without Collagen sales and marketing expenses, Inamed's sales and marketing expenses decreased $1.3 million down to 21% as a percentage of net sales. New management's goals of growing the sales and reducing costs, which included the restructuring of the entire company during 1998 and strong cost containment procedures, have helped to dramatically reduce our marketing expenses in 1999 from 1998 levels. We currently anticipate that marketing expenses will increase in future quarters. The actual amount spent will depend on a variety of factors, including our level of operations, advertising spending and the number of new markets we attempt to enter, either geographically or through acquisitions, joint ventures or strategic alliances for new products.

     In May 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. under which we license for development, marketing and sales five of Advanced Tissue's human-based, tissue-engineered products for surgical applications. As of October 22, 1999, our total investment in the

Advanced Tissue strategic alliance was $9.0 million. Of this amount, $6.5 million was paid for licensing rights and the remainder was paid for common stock, and warrants to purchase common stock, of Advanced Tissue at a premium to market. In November 1999, we expect to pay Advanced Tissue an additional $1.0 million of which approximately $725,000 will be allocated to licensing rights and approximately $275,000 will be allocated to additional common stock, and warrants to purchase common stock, of Advanced Tissue. We also are obligated to pay Advanced Tissue an additional $2.0 million milestone payment for each of the marketed products that receives FDA approval, up to $10.0 million in total for all of the products. Finally, Advanced Tissue Sciences is entitled to royalties from us on a sliding scale based on overall product sales. We have agreed to hold any investment in Advanced Tissue common stock until at least October 2002.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 were $22.8 million, an increase of $1.6 million or 8% from the same period of 1998. General and administrative expense decreased as a percentage of sales from 21% down to 18% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease in expenses is attributable to our strong commitment to reduce costs through elimination of unprofitable business areas, reduction in headcount as necessary, streamlining the organizational structure from multiple domestic and international business subsidiaries into three business units, elimination of underutilized corporate offices, and budgeting and review of all expenses.

     During the nine months ended September 30, 1999, we authorized the issuance and allocation to certain of our senior executives, subject to final ratification by our compensation committee, warrants to purchase 900,000 shares of our common stock. We expect that this will result in an annual compensation charge of between $0.5 million to $1.0 million over the next three years.

     Research and Development Expenses. Research and development expenses of $6.9 million for the nine months ended September 30, 1999, reflecting a slight decrease from the same period in 1998. As a percentage of sales, research and development costs were 6%, a decrease of 1% for the nine months ended September 30, 1999 as compared to 7% for the same period in 1998. The actual amount spent will depend on a variety of factors, including our level of operations, and the number of product development projects we embark upon, including through acquisitions, strategic alliances and joint ventures for new products. Research and development expenses consist of ongoing research and development expenses for new product development in all business units, as well as necessary regulatory and clinical costs associated with testing and approving new product introductions in the U.S. and throughout the world.

     Operating Income. Based on the foregoing factors, our operating income for the nine months ended September 30, 1999 totaled $30.3 million, an increase of $21.5 million or 247% over operating income for the same period in 1998. This increase reflects the successful implementation of the restructuring program initiated by our new senior management in 1998 and the continuing strength of our core product lines.

     Interest Expense. Net interest and other financing expense was $5.2 million for the nine months ended September 30, 1999, reflecting an increase of $2.4 million from $2.7 million for the nine months ended September 30, 1998, due primarily to the increased borrowings which were incurred to finance the Collagen acquisition. Net interest and other financing expenses for the nine months ended September 30, 1999 include a one-time financing charge of $2.0 million incurred in connection with the exercise of warrants to fund the litigation settlement and $2.0 to amortize the fees and interest paid in connection with the bridge loan for the Collagen acquisition. Without these charges, net interest and other financing expenses would have been $1.2 million for the nine months ended September 30, 1999. This decrease resulted from the $31.1 million equity financing used to fund the litigation settlement, which resulted in a $10.7 million reduction in our 11% junior secured notes. All of the remaining $16.9 million of senior and junior secured notes were paid at the same time as the Collagen acquisition.

     Foreign Currency Translation Gains and Losses. During the second quarter of 1999, we converted the non-U.S. intercompany debts among our subsidiaries to the capital of the respective subsidiaries. This step substantially eliminated the significant translation adjustments which occurred in prior years. For the nine months ended September 30, 1999, our foreign currency translation resulted in a marginal gain of $3,000 as compared to a $961,000 loss for the same period in 1998.

     Income Taxes and Earnings Per Share. We reduced the valuation allowance on the deferred tax asset based on pre-tax earnings for the nine months ended September 30, 1999. We are currently the beneficiary of a substantial net operating loss carryforward for financial reporting purposes. Management is currently evaluating the necessity for a continued allowance on the deferred tax asset. In order to provide investors with a perspective on its earnings per share on a normalized basis, assuming we accrued taxes at a 33% effective rate, our earnings for the three months ended September 30, 1999 would have been $0.33 per basic share and for the nine months ended September 30, 1999 would have been $1.16 per basic share. If we assumed accrued taxes at a 33% effective tax rate, our earnings per diluted share for the three months ended September 30, 1999 would have been $0.29 per diluted share and for the nine months ended September 30, 1999 would have been $0.93 per diluted share. Excluding $0.04 per share of non-cash charges for amortization of goodwill and financing costs arising from the Collagen acquisition, our earnings for the third quarter and first nine months of 1999, on a normalized tax basis, would have been $0.37 and $1.20 per basic share and $0.33 and $0.97 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 1999, net cash provided by operations was $27.2 million compared to $4.1 million provided by operations for the same period in 1998. Positive cash from operations was offset by $145.0 million used in investing activities of which $133.0 million, net of cash received, was used for the purchase of Collagen, $3.3 million was used for fixed asset purchases and $9.1 million was used to fund strategic alliances during the nine months ended September 30, 1999. During this period, cash provided by financing activities of $125.0 million primarily related to our $155.0 million debt financing which was partially offset by the breast implant litigation settlement and debt payments which worked to offset positive operating cash. The positive cash from operations resulted from our high operating profit margin and our continued emphasis on the efficient management of working capital.

     Capital Resources. On September 1, 1999, we borrowed $155.0 million under a secured bridge loan facility and used $23.8 million of cash on hand at the closing of the merger to finance the Collagen acquisition and to repay $16.9 million of Inamed debt. The loans made under our secured bridge loan facility bear interest at variable rates based on a margin that increases by 100 basis points every three months over 30-day LIBOR. At October 22, 1999, the weighted average interest rate on these loans was 11.5% per annum. Interest is payable under the facility on a monthly basis. Our bridge loans mature on June 2, 2000 and, unless repaid or refinanced, will be rolled over into longer term senior notes maturing on June 2, 2007. Once obtained, we expect to use our net proceeds from this offering to repay a portion of our bridge loans. See "Description of Certain Indebtedness."

     We intend to refinance the balance of our bridge loan borrowings with a credit facility that will provide for term loans and a revolving credit line. We anticipate that cash generated from our internal operations and borrowings under the revolving credit portion of this credit facility will enable us to meet our liquidity, working capital and capital expenditure requirements during the next 24 months. We cannot assure you that we will be able to obtain this credit facility on satisfactory terms or at all.

     In May 1999, we completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. The 11% junior secured notes, the $5.50 warrants and the $7.50 warrants were issued in November 1998 in exchange for outstanding 11% secured convertible notes due January 1999. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. We also received $3.0 million of cash from our noteholders, which was used to purchase on their behalf the 426,323 shares of common stock held by the court-appointed escrow agent in connection with the breast implant litigation.

     On May 10, 1999, we announced that we made our final payment of all monies owed to the court-appointed escrow agent on behalf of the plaintiff class in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and consisted of $25.5 million as full payment of the 6% promissory note we issued in June 1998, $1.4 million in accrued interest on the note, and $3.0 million to repurchase 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $30.0 million of liabilities relating to the breast implant litigation that was recorded on our balance sheet as of the end of 1998 and the first quarter of 1999 has now been eliminated.

     In September 1998, we received $8.0 million of proceeds from the issuance of our 10% senior secured notes, due September 30, 2000 and warrants expiring on September 1, 2002 to acquire up to 590,000 shares of our common stock at an exercise price of $6.50 per share. Under the terms of that loan, $3.0 million was placed in a court-supervised escrow account to satisfy our deposit obligation under the settlement agreement for the breast implant litigation, and the balance was reserved for allocation to specific working capital and capital expenditure projects. We repaid all of our outstanding obligations under these notes in September 1999 in connection with our acquisition of Collagen.

     Capital Expenditures. Expenditures on property and equipment approximated $3.7 million in 1998, compared to $5.1 million in 1997 and $4.0 million in 1996. For the nine months ended September 30, 1999, our capital expenditures were $3.3 million. The majority of the expenditures in each period were for building improvements, computer equipment and production equipment to increase capacity and efficiency. During 2000 to 2001, we expect to spend an aggregate of approximately $10.0 million above our normal annual capital expenditure of approximately $5 million. This new incremental spending will be used primarily to build new manufacturing facilities.

IMPACT OF INFLATION

     We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

IMPACT OF YEAR 2000

     We have conducted a review to identify which of our computer and other business operating systems will be affected by the "Year 2000" problem and have developed a project plan and schedule to solve this issue. Among the functions and systems impacted could be inventory and accounting systems, electronic data interchange, and mechanical systems operating everything from office building environmental controls to telephone switches and fax machines. We believe that our business systems, including Collagen's, are currently Year 2000 compliant in all material respects. We believe that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for Year 2000 compatibility requirements have not and will not have a material impact on our financial position or results of operations.

     We are also engaged in communications with our significant business partners, suppliers and customers to determine the extent to which we are vulnerable to these third parties' failure to address their own Year 2000 issues. Our assessment of the impact of our Year 2000 issues includes an assessment of our vulnerability to these third parties. We are seeking assurances from our significant business partners, suppliers and customers that their computer applications will not fail due to Year 2000 problems. Nevertheless, we do not control, and we cannot give you assurances as to the substance or success of the Year 2000 compliance efforts of these independent third parties and we believe that there is a risk that some of these third parties on whom our finances and operations depend will experience Year 2000 problems that could affect our financial position or results of operations. These risks include, but are not limited to, the potential inability of suppliers to correctly or timely provide necessary services, materials and components for our operations and the inability of lenders, lessors or other sources of our necessary capital and liquidity to make funds available to us when required.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               As previously reported, prior to August 1999 the Company was subject to a formal investigation by the Securities and Exchange Commission of the matters disclosed in March 1998 relating to the resignation of Coopers & Lybrand as the Company's independent accountants. The Company cooperated fully in the investigation and, on August 17, 1999, announced that it had settled an administrative proceeding brought by the Commission as a result of its investigation. As part of the settlement, the Company neither admitted nor denied the Commission's findings and consented to the entry of a cease and desist order. The Commission did not impose any monetary penalty against the Company. According to the Commission's order, the events that gave rise to the alleged violations occurred before the Company replaced its senior management in the first quarter of 1998. New management moved expeditiously to resolve these matters, including restating the affected financial statements, instituting an independent audit committee and converting into equity $10.8 million of indebtedness (including accrued interest) owed to an entity associated with the Company's former chairman at a significant discount. Shortly after the SEC matter was settled, the Company's common stock was listed for trading on the Nasdaq National Market System. Such trading commenced September 30, 1999.

               In February 1999 the Company and certain of its subsidiaries were named as respondents (collectively "the Inamed Parties") in an arbitration commenced by Dr. Lubomyr I. Kuzmak ("Kuzmak") at the American Arbitration Association. Kuzmak alleges that he is owed approximately $400,000 in unpaid royalties with respect to various United States patents in the field of gastric banding. Inamed has moved to be dismissed from the arbitration. The other Inamed Parties have denied Kuzmak's material allegations and asserted affirmative defenses and counterclaims. The evidentiary portion of the arbitration hearing is scheduled to begin in December 1999. In addition, in February 1999 the Inamed Parties filed an action in the United States District Court for the Central District of California against Kuzmak, No. CV 99-02160 MMM, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of various Kuzmak patents. Kuzmak has moved to dismiss the action for lack of personal jurisdiction. That motion has not yet been decided.

               In January 1999 Medical Products Development Inc. ("MPDI") instituted an action against the Company's subsidiary, McGhan Medical Corporation ("McGhan") in the United States District Court for the Central District of California, No. 99-VC-00053 JSL. MPDI alleges that McGhan has infringed on certain of its U.S. patents and has breached an agreement between McGhan and MPDI that exclusively licensed those patents to McGhan. The patents pertain to textured silicone elastomer mammary prostheses and methods of making such prostheses. MPDI is seeking unpaid royalties, unspecified damages, including enhanced damages for alleged willful infringement, and an injunction. McGhan answered MPDI's complaint, denying all of its material allegations, and raising affirmative defenses and counterclaims of non-infringement, invalidity, unenforceability of the patents and breach of contract. In August 1999, the Court granted MPDI's motion to dismiss certain of the counterclaims and, on its own motion, dismissed the remaining counterclaims. Discovery is currently ongoing, and a January, 2000 trial date has been set.

ITEMS 2.  THROUGH 5.

               Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit 27- Financial Data Schedule.
               Form 8-K dated September 15, 1999.

                               INAMED CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INAMED CORPORATION

October 27, 1999                   By: /s/ Richard G. Babbitt
                                       -----------------------------------------
                                       Richard G. Babbitt, Chairman of the Board
                                       and Chief Executive Officer


October 27, 1999                   By: /s/ Michael J. Doty
                                       -----------------------------------------
                                       Michael J. Doty, Senior Vice President
                                       and Chief Financial Officer