Form 10-K
period 1999-12-31
INAMED CORP
filed 2000-03-31
CIK 109831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-9741

                            INAMED CORPORATION
          (Exact name of registrant as specified in its charter)


Delaware                                       59-0920629
(State or other                                 (I.R.S.
jurisdiction                                     Employer
of incorporation or                              Identification
organization)                                      No.)




5540 Ekwill Street,                                 93111
Suite D                                             (Zip
Santa Barbara,                                      Code)
California
(Address of principal
executive offices)


Registrant's telephone number, including area code: (805) 692-
5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Name of Exchange on
Which Registered
Common Stock, par value
$.01 per share
NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates as of March 20, 2000 was $625,597,561.

On March 20, 2000, there were 20,410,508 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than April 30, 2000 pursuant to Regulation
14A.

This document contains 60 pages.

Exhibit index located on pages 25-26.

INAMED CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 1999

TABLE OF CONTENTS

                                                                       Page
PART I

                Item 1  Business                                         3
                Item 2  Properties                                      14
                Item 3  Legal Proceedings                               14
                Item 4  Submission of Matters to a Vote
                                   Of Security Holders                  17

PART II

                Item 5  Market for the Company's Common
                                   Stock and Related Stockholder
                                   Matters                              17
                Item 6  Selected Financial Data                         18
                Item 7  Management's Discussion and
                                   Analysis of Financial
                                   Condition and Results of
                                   Operations                           19
                Item 7a Quantitative and Qualitative
                                   Disclosures about Market Risk        24
                Item 8  Financial Statements and
                                   Supplementary Data                   24
                Item 9  Changes in and Disagreements with
                                   Accountants on Accounting and
                                   Financial Disclosure                 24

PART III

                Item 10 Directors and Officers of the
                                   Company                              24
                Item 11 Executive Compensation                          24
                Item 12 Security Ownership of Certain
                                   Beneficial Owners and
                                   Management                           24
                Item 13 Certain Relationships and
                                   Related Transactions                 24

PART IV

                Item 14 Exhibits, Financial Statement
                                   Schedules, and Current
                                   Reports on Form 8-K                  25

                Signatures                                              27

                Financial Statements                            F1 to F-33


This Annual Report on Form 10-K includes certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including certain assumptions regarding the future performance of the Company. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the Company's services, pricing trends in the markets in which the Company operates, the Company's ability to successfully execute its internal performance plans, the cyclical nature of the Company's business and the impact of any government regulation. Further, customer commitments under their contracts with the Company are based on customers' estimates of their future requirements.

PART I

Item 1. Business

        Inamed Corporation (the "Company") is a global surgical and medical device company primarily engaged in the development, manufacturing and marketing of medical devices for the plastic and reconstructive surgery and aesthetic medicine markets. The Company sells a variety of lifestyle products used to make people look younger and more attractive, including breast implants for cosmetic augmentation and collagen-based facial implants to correct facial wrinkles and scars and to enhance lip definition. The Company also sells products to address women's health issues, including breast implants for reconstructive surgery following a mastectomy, and devices to treat severe obesity.

        The Company manufactures its products in Santa Barbara, Carpinteria and Fremont, California and in Arklow, County Wicklow, Ireland, and owns or has exclusive licenses for more than 90 patents in the United States and overseas. The Company believes, with greater than 50% of the United States breast implant market, approximately 40% of the worldwide breast implant market and approximately 90% of the United States collagen-based facial implant market, that it is the leading company in both the breast implant and facial implant markets.

        The following table contains summary financial information which highlights the continued growth and progress of the
Company:

                                         1998        1999     % Change
                     (Dollars, in millions)
Income statement data:

Net sales                                   131.6   189.3      43.8%
Gross profit                                83.6    131.7      57.5%
   Gross Margin                             63.5%   69.6%
Marketing expense                           33.4    43.1       29.0%
   As a % of sales                          25.4%   22.8%
G&A expense                                 27.8    32.9       18.3%
   As a % of sales                          21.%    17.4%
R&D expense                                 9.4     10.3       9.6%
   As a % of sales                          7.1%    5.4%
Restructuring expense                       4.2     0         -100.0%
   As a % of sales                          3.2%    0.0%
Amortization of intangible
   assets                                   0.4     1.7        325.0%
   As a % of sales                          0.3%    0.9%
Total operating expenses                    75.1    88.0       17.2%
   As a % of sales                          57.1%   46.5%
Operating income (loss)                     8.5     43.7       414.1%
   Operating margin                         6.5%    23.1%
Other income                                0.6     1.6        166.75%
   As a % of sales                          0.5%    0.8%
Income before interest and
   taxes                                    9.1     45.4       398.8%
   As a % of sales                          6.9%    24.0%

Balance sheet data:

Cash and equivalents                        11.9    17.5       47.1%
Accounts receivable                         23.2    44.4       91.4%
Inventory                                   17.9    25.3       41.3%
Total long-term debt                        27.8    77.2       177.7%
Stockholders' (deficiency)
   equity                                   (15.6)  134.1      959.6%

        The Company operates through the following three business units:

        The U.S. Plastic Surgery and Aesthetic Medicine Group operates through McGhan Medical Corporation, a California corporation. This business unit develops, manufactures and sells plastic and reconstructive surgery products (primarily saline breast implants and tissue expanders), as well as facial aesthetic products (primarily collagen facial implants). This business unit sells to plastic surgeons, dermatologists, cosmetic surgeons and other medical practitioners in the United States and Canada through a sales force consisting of approximately 80 company-employed representatives and managers. In 1998 and early 1999, the Company sold or discontinued a number of smaller business lines which were related to the activities of its U.S. plastic surgery business; it also consolidated the separate activities of CUI Corporation and Flowmatrix Corporation into the business and operations of McGhan Medical. These changes were undertaken to improve manufacturing efficiencies, centralize management and reduce duplicate administrative expenses. By the end of the fourth quarter of 1999, the Company also completed the integration of Collagen Aesthetics, Inc.'s U.S. and Canadian business and operations into McGhan Medical. This integration included terminating the lease covering the pre-acquisition headquarters of Collagen Aesthetics in Palo Alto, California, consolidating all of Collagen Aesthetics' billing, management information and other computer systems into McGhan Medical's, and eliminating redundant support functions. Pending the completion of an in-process regulatory review, the Company has not yet dissolved the Collagen Aesthetics legal entities. McGhan Medical now does business in Canada through McGhan Medical Canada, Ltd., previously known as Collagen Aesthetics Canada Ltd. The Company did not previously have a Canadian subsidiary.

        Inamed International Corp., a Delaware corporation, was formed in December 1998 to hold all of the Company's international manufacturing and sales subsidiaries and to direct the activities of the Company's network of distributors outside North America. This business unit develops, manufactures and sells plastic and reconstructive surgery products (primarily silicone gel-filled breast implants and tissue expanders), as well as facial aesthetic products (primarily collagen facial implants) to plastic surgeons; it also sells the obesity products manufactured by the Company's BioEnterics Corporation subsidiary. This business unit sells to plastic surgeons, dermatologists, cosmetic surgeons, gastric and obesity surgeons, and other medical practitioners through a sales force consisting of approximately 41 company-employed representatives in the largest developed countries in Europe, as well as Japan and Australia, plus a network of distributors in approximately 60 countries in Europe, the Middle East, Central and South America and the Asia/Pacific region. Its subsidiaries include McGhan Limited, an Irish corporation, which is engaged in manufacturing, as well as direct sales organizations in England, France, Germany, the Netherlands, Italy, Spain and Mexico. During 1998 and 1999, the Company discontinued the active operations of its subsidiaries or representative offices in Belgium, Brazil, Mexico, Hong Kong, Singapore and Russia, as well as silicone raw materials manufacturing (which had been conducted through Chamfield Ltd.) and the European sales headquarters based in Holland. These changes were undertaken to reduce costs and instill greater management control and coordination among the disparate international subsidiaries and distributors. In 1999 and early 2000, the Company also completed the integration of certain of Collagen Aesthetics' non-U.S. subsidiaries, including those operating in the United Kingdom, France, Germany and Spain, into Inamed International subsidiaries that were already operating in those markets. The Company is continuing to operate certain other non-U.S. Collagen Aesthetics subsidiaries in countries where the Company did not previously have active subsidiaries, namely Japan and Australia. The Company is currently completing its review of all non-U.S. companies, and will cause the dissolution of the non-U.S. subsidiaries as required, in accordance with all applicable business, legal and regulatory considerations.

        BioEnterics Corporation is the Company's third business unit. It is engaged in the development, production and marketing of proprietary implantable devices for the bariatric, general and laparoscopic surgery markets for the treatment of serious obesity and gastrointestinal disorders, and to minimize risks associated with surgery. BioEnterics' primary product is the LAP-BAND Adjustable Gastric Banding System.

RECENT DEVELOPMENTS

Collagen Acquisition

        On September 1, 1999, the Company acquired Collagen Aesthetics, Inc., a designer, developer, manufacturer and marketer of products that primarily treat aging or defective human tissue. The principal acquired product lines, Zydermr and Zyplastr collagen-based facial implants, are used in aesthetic applications for the correction of scars and facial wrinkles due to aging. Collagen's products are used by plastic surgeons, dermatologists and other physicians for elective surgical and non-surgical therapies to remedy aging and defective facial tissue.

        The aggregate purchase price for the Collagen acquisition was approximately $159 million, including the cancellation of employee stock options and expenses. The Company funded the acquisition with a bridge loan facility of $155 million plus cash on hand. At the same time, the Company retired approximately $17 million of pre-existing debt.


        In November 1999, Inamed completed a public offering of 2,950,000 primary shares of its common stock, plus 500,000 secondary shares for selling stockholders, at $29 per share.
The net proceeds received by the Company on this offering, $78.3 million, were used to retire an equivalent amount of the bridge loan.
New Credit Facility

On February 1, 2000, the Company entered into a $107.5 million senior secured credit facility. The credit facility includes (a) term loans in the amount of $82.5 million (the "Term Loans"), which was used to retire the balance of the bridge loan incurred in connection with the Collagen acquisition, (b) a revolving credit facility under which the Company may from time to time borrow up to $25 million, and (c) subfacilities for letters of credit and swing line loans (See
Item 7 - Capital Resources).

Status of PMA Applications

        In February 2000, the Company completed its application to the United States Food and Drug Administration (FDA) for pre-market approval (PMA) of its LAP-BAND Adjustable Gastric Banding System. In March 2000, this PMA was accepted for filing by the FDA. An FDA advisory panel meeting is scheduled for June 2000.

        On March 2, 2000, an FDA advisory panel unanimously recommended that the FDA approve (with conditions) the Company's application for PMA of its saline-filled breast implants. Of the two other manufacturers whose applications for PMA were accepted for filing by the FDA, only one was recommended for approval by the device panel.

PRODUCTS

Breast Implants and Related Products

        The Company is a leading worldwide manufacturer and marketer of breast implants, with a diverse product line consisting of a variety of fills, shapes, sizes and textures. The Company's breast implants consist of a silicone elastomer, a rubber-like shell filled with either saline solution or silicone gel. The shape of the breast implants can be either round or anatomical. Round breast implants generally give a woman a round curve in the upper part of her breasts, while anatomical breast implants are designed to give the woman a gentle slope which is shaped more like a natural breast. The actual results obtained from a given implant shape depend on a variety of factors, many of which are within the control and discretion of the surgeon, including placement of the implant and fill volume. The Company's breast implant products are available in an aggregate of over 200 sizes to meet the Company's customers' preferences and needs. The outside shell of the breast implants can consist of either a smooth or textured surface, which generally is chosen by the surgeon. Textured implants were developed by the Company primarily in response to concerns about capsular contraction, the formation of reactive and constrictive tissue around the implant, and are sold at a higher average selling price than smooth implants. The Company markets its breast implants under the tradename McGhanr and the trademarks BioCellr and MicroCellr. The Company's net sales for breast implant products were $118 million for the year ended December 31, 1999, representing approximately 62% net sales.

        Saline-filled breast implants. The Company markets and distributes saline-filled breast implants in the U.S. and abroad primarily for use in breast augmentation for cosmetic reasons. The Company's saline-filled breast implants are currently distributed in the U.S. pursuant to a 510(k) clearance.
However, pursuant to FDA action in the second half of 1999, the FDA required any manufacturer wishing to continue to market saline-filled implants in the U.S. to file an application for pre-market approval (PMA) of such products by November 17, 1999. Any manufacturer that failed to have a PMA application accepted for filing by that date lost its 510(k) clearance and, as of that date, had to cease distributing saline-filled breast implants in the U.S. McGhan Medical was among the three manufacturers of saline-filled breast implants whose PMA applications were accepted for filing and, in accordance with FDA rules, each of the three applications was referred to an FDA advisory panel on general and plastic surgery. The advisory panel met in open session on March 1-3, 2000 to consider the applications and ultimately recommended FDA approval of two of them, including the Company's application for PMA of its saline-filled breast implants. Under applicable requirements, the Company expects the FDA to act on these recommendations by May, 2000. The Company currently has the CE Mark for marketing its saline-filled products in the European Community. For the year ended December 31, 1999, net sales for saline-filled breast implants represented approximately 41% of the Company's total breast implant net sales.

        Silicone gel-filled breast implants. The Company markets and distributes silicone gel-filled breast implants primarily in Europe and Australia. In the U.S., the Company sells silicone gel-filled breast implants for certain revision surgeries and for reconstructive surgeries following a mastectomy. The Company's U.S. sales are based on its participation in an adjunct clinical study for reconstructive and revision surgery approved by the FDA. The Company currently has the CE Mark for marketing its silicone gel-filled products in the European Community. In the year ended December 31, 1999, net sales for silicone gel-filled breast implants represented approximately
21% of the Company's total breast implant net sales for that period.
        Breast implants are placed under either a woman's breast tissue or pectoral muscle. If the implant is saline-filled, it is usually inserted empty and then filled and positioned. An advantage to this type of implant is that it can usually be placed through a small incision. Silicone gel-filled implants are inserted pre-filled and require a slightly larger incision. The incision generally is made as inconspicuously as possible in either the fold of the breast, around the nipple or under the arm. Breast implant surgery is performed in an operating room, either in the surgeon's office or at a hospital. If done for augmentation purposes, the surgery is typically performed on an outpatient basis and usually lasts less than one hour. General anesthesia is most commonly used, although local anesthesia may be an option. Reconstructive surgery generally occurs in a hospital, lasts one to six hours depending on the surgical technique employed, and in substantially all cases requires more than one operation over a period of several months.

        In addition to breast implants, the Company develops, manufactures and markets an extensive line of breast and non-breast tissue expanders. The tissue expander is surgically implanted under the skin at a site where new tissue is desired and is filled over several weeks or months with saline solution. The increased pressure under the skin results in tissue growth to generate an increase in skin surface. The tissue expanders are most commonly used in the first stage of two-stage breast reconstruction to create additional tissue at the mastectomy site. In addition, the Company makes and sells a complete line of tissue expanders that are used for purposes other than breast implant surgery, including as an alternative to skin grafting to cover burn scars and to correct birth defects. In the year ended December 31, 1999, net sales for all tissue expanders represented approximately 38% of the Company's total breast implant net sales for that period.

Facial Enhancement Products

        The Company offers a full line of facial enhancement products designed to improve facial appearance by smoothing wrinkles, scars and enhancing the definition of the lip border. The Company's primary products in this area are the Zydermr and Zyplastr collagen-based facial implants. The Company also distributes products manufactured by third parties, including Hylaform gel and SoftForm implant.

        Zyderm and Zyplast Implants. Zyderm and Zyplast are injectable formulations of bovine collagen sourced from the Company's exclusive domestic closed-herd of cows. Zyderm implants were formulated especially for people with fine lines or superficial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips, and can also help correct some kinds of shallow scars. Zyplast implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. Zyderm and Zyplast implants may be used alone or in conjunction with one another. Following injection, they produce an immediate visible difference in the appearance of a patient's skin. Zyderm and Zyplast implants are dispersed in a saline solution containing a small amount of lidocaine, a local anesthetic, and injected with a fine gauge needle into depressed layers of skin to elevate the area to the level of the surrounding skin surface. As a result, the Zyderm and Zyplast implants replenish the skin's natural collagen support layer. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary after initial treatment, depending on the location and original cause of the skin deformity. On average, patients require two to four treatments per year to maintain the desired result. Because the products are derived from a non-human source, a skin test must be performed with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Zyderm and Zyplast received their CE Marks in June 1995, allowing for marketing in the European Community. The FDA granted PMA applications for Zyderm in July 1981 and for Zyplast in June 1985, allowing for marketing in the U.S. The Company's Zyderm and Zyplast line of collagen-based products are the only facial injectable products currently marketed that have been approved for marketing in the U.S. by the FDA. In the year ended December 31, 1999, net sales for Zyderm and Zyplast implants represented approximately 9.4% of the Company's total net sales for that period.

        Hylaform Gel. Hylaform gel is an injectable product for same-day treatment of facial wrinkles and scars, which can be used without a skin sensitivity test. The Company obtained exclusive marketing and distribution rights to Hylaform gel from BioMatrix, Inc. in selected international markets and has the option to acquire the U.S. distribution rights in the future. Hylaform gel received a CE Mark in December 1995 allowing marketing in the European community, but is not approved for marketing in the U.S.

        SoftForm Implant. SoftForm implant is a non-resorbable, long-lasting facial implant for the treatment of deep facial furrows and creases such as deep frown lines, creases between the nose and corners of the mouth, and definition of the lip
border.   The Company obtained exclusive worldwide marketing and
distribution rights to SoftForm from TissueTechnologies, Inc. SoftForm received a CE Mark in September 1997, allowing marketing in the European community and FDA clearance in September 1998 for marketing in the U.S.

Obesity and Other Products

        The Company develops, manufactures and markets devices for the treatment of obesity through its BioEnterics Corporation subsidiary. Through Collagen, the Company also develops, manufactures and markets products to treat urinary incontinence, the involuntary loss of urine from the bladder due to intrinsic sphincter deficiency.

        The Company's LAP-BAND Adjustable Gastric Banding System is designed to provide long-term treatment of severe obesity that is minimally invasive and is used as an alternative to full gastric bypass surgery or stomach stapling. The LAP-BAND System consists of an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, making part of the stomach a small pouch. This slows down the passage of food and makes the patient feel fuller sooner. The LAP-BAND System procedure is reversible. The LAP-BAND System has begun to achieve acceptance in Europe and Australia, with approximately 40,000 units sold since 1993. In February 2000, the Company completed its application to the FDA for PMA of its LAP-BAND Adjustable
Gastric Banding System. The application includes the results of the first phase of the Company's clinical trials, enrollment for which opened in June 1995 and closed in the second quarter of 1998. In March 2000, this PMA was accepted for filing by the FDA. An FDA advisory panel meeting is scheduled for June 2000.
The Company's net sales of the LAP-BAND System in the year ended December 31, 1999 were $16 million, representing 8% of net sales.

        Contigen, the Company's collagen product used to treat urinary incontinence, is injected into the tissues of and adjacent to the urethra and/or bladder neck. This increases tissue bulk and subsequently joins the urethral lumen to alleviate urinary incontinence. The Contigen treatment cycle may require multiple injections at the start of treatment and may require supplementary injections over time. The Company obtained approval from the FDA to market Contigen in September 1993 for the treatment of urinary incontinence. The Company has granted C.R. Bard exclusive worldwide marketing and distribution rights to Contigen, which is currently marketed in the U.S. C.R. Bard has received reimbursement codes for Contigen and is expected to commence marketing in several European nations, Latin America, Japan, Australia and Canada. The Company's revenues, including royalties, for the Contigen product in the year ended December 31, 1999 were $3 million, representing less than 2% of net sales.

        The Company's BioEnterics Intragastric Balloon System (BIB) is a short-term therapy, designed for patients who must reduce weight either in preparation for surgery or for moderately obese patients in conjunction with a diet and behavior modification program. The BIB System is a silicone elastomer balloon which is filled with saline after insertion into the patient.
Placement in the stomach is non-surgical, usually requires only
20 to 30 minutes, and is performed on an out-patient basis by an endoscopist, using local anesthesia. The BIB contains a self-sealing valve which allows for personalized adjustment of the volume from 400 ml to 700 ml (the size of a large grapefruit), at the time of placement. When the BIB System is deflated, it can easily be removed endoscopically. The Company expects to begin clinical trials for the BIB System in the United States in 2000.

SALES AND MARKETING

Physician Marketing Efforts

        U.S. Sales Organization. In the U.S., the Company sells its products to plastic and reconstructive surgeons, cosmetic surgeons, facial and oral surgeons, dermatologists, out-patient surgery centers and hospitals through the Company's staff of direct sales people. The Company estimates that currently there are approximately 4,600 plastic surgeons, 1,100 cosmetic surgeons and 8,400 dermatologists in the U.S. As of December 31, 1999, the Company had approximately 73 direct sales representatives in the U.S.

        International Sales Organization. Internationally, the Company sells its products directly and through independent distributors in more than 60 countries worldwide, including countries in Europe, Central and South America, Australia and Asia. These sales are managed through regional sales and marketing employees and, in some countries, through a direct sales force. As of December 31, 1999, the Company's international direct sales force consisted of approximately 41 direct sales representatives.

        The Company reinforces its sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers. The Company supplements its marketing efforts with appearances at trade shows and advertisements in trade journals, sales brochures, national print media, radio and television. In addition, the Company sponsors symposiums and educational programs to teach surgeons the leading techniques and methods of using its products.

Patient Education and Services

        Because many of the Company's products involve elective procedures, the costs of which are borne directly by the patients, the Company strives to educate patients about its products and provide services to make the products easier to understand and access. The Company accomplishes this in part through the formation in the U.S. of aesthetic marketing alliances.

        The Company directs potential patients accessing its website or calling the toll-free numbers in the Company's advertisements who want information about aesthetic products and procedures to physicians in the aesthetic marketing alliance's. This helps patients to better understand aesthetic medicine options while allowing physicians to increase the visibility and breadth of their practice. Physicians enrolled in the aesthetic marketing alliances can also offer their patients an option to finance cosmetic procedures from a third-party finance company.

COMPETITION

Breast Implant Products

        The Company's sole significant competitor in the U.S. breast implant market is Mentor Corporation. All other manufacturers discontinued production of breast implants in the U.S. by 1993, largely as a result of regulatory action by the FDA and the ensuing wave of litigation by women alleging injury from their breast implants. Internationally, the Company competes with several other manufacturers, including Mentor Corporation, Poly Implant Prostheses (PIP), Nagor, Silimed and Laboratories Sebbin. Several of these manufacturers received 510(k) clearance from the FDA to market saline-filled breast implants in the U.S. In August 1999, the FDA called for PMA applications on saline-filled breast implants to be filed within 90 days. Any manufacturer that failed to have a PMA application accepted for filing by November 17, 1999 lost its 510(k) clearance and, as of that date, had to cease distributing saline-filled breast implants in the U.S. McGhan Medical was among the three manufacturers of saline-filled breast implants whose PMA applications were accepted for filing and, in accordance with FDA regulations, each of the three applications was referred to an FDA advisory panel on general and plastic surgery. The advisory panel met in open session on March 1-3, 2000 to consider the applications and ultimately recommended FDA approval (with conditions) of the Company's and Mentor's applications for PMA of saline-filled breast implants, and recommended FDA disapproval of the third application filed by PIP. Under applicable requirements the Company expects the FDA to act on these recommendations by May, 2000. While the FDA usually follows its advisory panels' recommendations, such recommendations are not binding on the FDA.

        The Company believes that the principal factors permitting its products to compete effectively with its competitors are the Company's high-quality product consistency, its variety of product designs, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with its products and their respective brand names, and its ability to identify, develop and, if appropriate, license, patented products embodying new technologies.

Facial Enhancement Products

        Several companies and institutions compete directly with the Company in the facial aesthetic applications business. Some of these companies and institutions are developing human collagen-based products which, when and if commercially introduced, may have actual and perceived advantages over the Company's bovine collagen-based products. Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to the Company's. These companies and institutions may represent significant long-term competition for the Company. The Company's competitors may succeed in developing technologies and products that are more effective than the Company's, which may render the Company's technology and products obsolete or non-competitive.

        The Company's injectable products also compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, dermabrasion, botulinum toxin injections and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects.

Obesity and Other Products

        The LAP-BAND System competes with the Swedish Adjustable Gastric Band in Europe and Australia. This band is manufactured by Obtech Medical A.G., a privately-held Swiss company. This product is not currently available in the U.S. Contigen competes with comparable bulking agents and some surgical procedures, including sling procedures, bladder neck suspension and insertion of bone anchors.

PRODUCT DEVELOPMENT

        The Company has a qualified staff of over 50 doctorates, scientists, engineers and technicians working on material technology and product design as part of the Company's research and development efforts. In addition, the Company is directing its research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the surgical profession. For the year ended December 31, 1999, the Company had research and development expenses of $10.3 million, representing approximately 6% of net sales for the year.

PATENTS AND LICENSE AGREEMENTS

        The Company currently owns or has exclusive licenses covering more than 90 patents and patent applications throughout the world. Certain of the Company's patents pertaining to the Company's facial aesthetic application products are licensed to it under an agreement with Cohesion Technologies, Inc., which was spun off from Collagen Corporation in August 1998. In connection with the spin-off, Collagen Corporation changed its name to Collagen Aesthetics, Inc. In the spin-off, Collagen Corporation assigned substantially all its patents and patent applications to Cohesion. Cohesion in turn granted Collagen Aesthetics, Inc. an exclusive, worldwide, perpetual, fully paid-up license to the assigned patents and patent applications in the fields of human aesthetic products, technologies and treatments.

        The Company's policy is to actively seek patent protection for its products and manufacturing processes when appropriate.
The Company manufactures and markets its products both under its own patents and under its license agreements with other parties. The Company also has license agreements allowing other companies to manufacture products using some of the Company's technology in exchange for royalties and other compensation or benefits.
The Company also has patents relating to its breast implant products, tissue expanders, injection ports and valve systems, and obesity and general surgery products.

        In 1998, the Company reviewed its portfolio of patents and licenses and determined in several situations that the licensed patents had expired, were invalid, were unenforceable, were not being utilized or that the licensor had breached its obligations to us. Accordingly, the Company ceased paying several million dollars in annual royalties under some of the license agreements. The Company is currently engaged in legal proceedings with several former licensors over the Company's obligations and whether the Company is entitled to recover past royalties that were paid. In the proceedings, the former licensors are seeking payment of the royalties the Company determined were not owed, as well as additional damages and royalties for the Company's ongoing sales of formerly royalty-bearing products. One such proceeding is subject to an attorneys' stipulation of settlement. The Company has also brought suit against two manufacturers that the Company believes have been infringing on its intellectual property. The proceedings involving some of these patents and licenses are discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal
Proceedings, Patent and License Litigation".

        Although the Company believes its patents are valuable, its knowledge and experience, creative product development and marketing staff and its trade secret information with respect to manufacturing processes, materials and product design, have been equally important in maintaining the Company's proprietary product lines. As a condition of employment, the Company requires all employees to execute a confidentiality agreement relating to proprietary information and patent rights.

        While the Company makes efforts to protect its trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques, or gain access to its proprietary technology or disclose this technology. Any of these factors could adversely impact the value of the Company's proprietary trade secret information and harm the Company's business.

MANUFACTURING

Breast Implants and Related Products

        The Company's breast implant and related tissue expander products are manufactured by the Company's subsidiaries, McGhan Medical Corporation in the Company's Santa Barbara and Carpinteria, California facilities and McGhan Limited in the Company's Arklow, Ireland facility. The Company plans to begin manufacturing some of its breast implant products in Costa Rica in late 2000. The Company has no material backlog for these products. The Company manufactures its devices and products in a controlled environment utilizing specialized equipment for precision measurement, quality control, packaging and sterilization. The Company's quality control procedures begin with the Company's suppliers meeting the Company's standards of compliance. The Company's in-house quality control procedures begin upon the receipt of raw components and materials and continue throughout production, sterilization and final packaging. The Company maintains quality control and production records of each product manufactured and encourages the return of any defective units for analysis.

        All of the Company's domestic manufacturing activities are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored or reviewed by the FDA. In 1999, the FDA conducted a review of the Company's main U.S. manufacturing facilities.

        Since the 1992 moratorium by the FDA on silicone gel-filled breast implants and the ensuing litigation, traditional major commercial suppliers of silicone raw materials have ceased to supply implant or medical grade materials to medical device manufacturers, including the Company. Under guidelines established by the FDA, the Company has been successful in using other companies to meet its silicone raw material needs, but at higher prices. Prior to 1999, the Company also devoted resources to develop a raw materials manufacturing capability through a subsidiary in Arklow, Ireland.

        In late 1998, the Company entered into a strategic alliance with a privately-held specialty chemical company, whereby that company has become the Company's exclusive supplier of silicone raw materials and has taken over the operation of the Company's Irish raw materials facility. This alliance includes favorable long-term pricing, reduction of the overhead previously associated with the in-house manufacturing, and closer technical support for initiatives like the Company's just-in-time inventory and new product development. The Company may experience periodic disruptions in its source of supply or the quantities needed due to regulatory or other factors, including production problems at suppliers' facilities.

Facial Enhancement Products

        Zyderm and Zyplast, the Company's primary collagen-based injectable products, are manufactured at the Company's Fremont, California facility. The Company uses a patented viral inactivation process for its collagen-based products to promote both safety and quality. The production processes use readily available chemicals and enzymes and bovine dermis sourced from cows as the source of collagen. Since 1987, the hides have been sourced from a domestic closed herd, in an effort to prevent contamination of the Company's collagen-based products. The Company believes that the supply of raw materials and processing materials for its manufacturing operations can be purchased from other sources. The collagen-based products have refrigerated shelf lives of 36 months. The Company typically ships products to physicians as orders are received on an express delivery basis and has no material backlog.

        The Company's manufacturing facility for collagen-based products is subject to regulatory requirements and periodic inspection by regulatory authorities, such as the FDA in the U.S. A periodic surveillance audit of the Company's quality system was performed in March 1998, and the Company's quality systems were recertified to permit the Company to sell products in the European Community.

        Hylaform gel and the SoftForm implant are manufactured by third parties. Therefore, the Company is dependent on these third parties to manufacture and supply these products to us as required.

Obesity and Other Products

        The Company's obesity treatment products are manufactured by its subsidiary, BioEnterics Corporation at its facility in Carpinteria, California. In 1999, the FDA reviewed BioEnterics' manufacturing facilities. Contigen is manufactured by the Company at the Company's Fremont, California facility -- the same facility where Zyderm and Zyplast are produced.

GOVERNMENT REGULATIONS

United States

        Application and Clearance Procedures

        The FDA and corresponding state and foreign agencies regulate the clinical testing, manufacture and sale of medical devices, including labeling, advertising and record keeping. Most of the Company's products manufactured or sold in the U.S. are classified as medical devices subject to regulation by the FDA.

        Unless an exemption applies, each medical device that the Company wishes to market in the U.S. must receive either a 510(k) clearance or a PMA from the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes three to nine months but can last longer. The FDA's PMA process generally requires from one to three years or more. The Company may not be able to obtain 510(k) clearance or a PMA for products it proposes to market.

        The FDA decides whether a device must undergo either the 510(k) clearance or a PMA process based upon statutory criteria. These criteria include the level of risk that the FDA perceives is associated with the device and a determination of whether the product is within a type that is similar to devices that are already legally marketed. Those devices deemed to pose relatively less risk are placed in either Class I or Class II. Class II devices generally require the manufacturer to submit a premarket notification requesting 510(k) clearance unless an exemption applies. Some Class I devices may also require 510(k) clearance.

        A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a "predicate device," a legally marketed Class I or Class II medical device, or a preamendment Class III medical device that was in commercial distribution before May 28, 1976 for which the FDA has not called for PMAs. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before it is deemed substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made.

        Devices deemed by the FDA to pose greater risk, or to be novel devices lacking a legally marketed predicate, are placed in Class III and are required to undergo the PMA process. A PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The FDA's review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or its manufacturing site or process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

        If human clinical trials of a device are required in order to obtain adequate safety, performance and/or efficacy data, and the device presents a "significant risk" to the patient, the sponsor of the trial, usually the manufacturer or the distributor of the device, will have to file an Investigational Device Exemption (IDE) application prior to commencing the human clinical trials necessary to complete a PMA application. The
IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the study protocol is approved by one or more appropriate Institutional Review Boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate Institutional Review Boards without the need for FDA approval. Sponsors of U.S. clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling.
An IDE supplement must be submitted and approved by the FDA and appropriate Institutional Review Boards before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA can disapprove an IDE or withdraw an IDE approval if there is reason to believe that the risks to subjects are not outweighed by the anticipated benefits, or if the sponsor fails to comply with applicable requirements or conditions of approval.

        The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products could hurt the Company's business, as could product recalls. In addition, the Company may not receive FDA approval to market its current products for broader or different applications or to market separate products that represent extensions of the Company's basic technology. In addition, it is possible that the FDA will promulgate additional regulations restricting the sale of the Company's present or proposed products.

        A majority of the Company's products are classified as Class III devices, including all of the injectable bovine collagen-based products, breast implant products and obesity treatment products. All of the products described in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Products", other than Hylaform gel, the LAP-BAND System and the Company's silicone gel-filled breast implants, have been approved or cleared for commercial sale in the U.S.

         In the ongoing process of compliance with applicable laws and regulations, the Company has incurred, and will continue to incur, substantial costs that relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format required by the FDA. However, pursuant to FDA action in the second half of 1999, the FDA required any manufacturer wishing to continue to market saline-filled implants in the U.S. to file an application for pre-market approval of such products by November 17, 1999. Any manufacturer that failed to have a PMA application accepted for filing by November 17, 1999 lost its 510(k) clearance and, as of that date, had to cease distributing saline-filled breast implants in the U.S. McGhan Medical was among the three manufacturers of saline-filled breast implants whose PMA applications were accepted for filing and, in accordance with FDA regulations, each of the three applications was referred to an FDA advisory panel on general and plastic surgery. The advisory panel met in open session on March 1-3, 2000 to consider the applications and ultimately recommended FDA approval of two of them, including the Company's application for PMA of its saline-filled breast implants, and recommended FDA disapproval of the third application filed by PIP. Under applicable requirements the Company expects the FDA to act on these recommendations by May, 2000. While the FDA usually follows its advisory panels' recommendations, such recommendations are not binding on the FDA. A decision by the FDA that the Company's application is not approvable would have a material adverse effect on the Company's operations and financial position.

        In February 2000, the Company completed its PMA application for the LAP-BANDr System, based on a clinical study of the product under an IDE granted by the FDA in April 1995. The application included the results of the first phase of the Company's clinical trials, enrollment for which opened in June
1995 and closed in the second quarter of 1998 with approximately 300 participants. A second phase study, known as a continued access trial, is continuing. Such a study involves less stringent follow-up. The Company expects to receive a timetable for FDA device panel and staff review of the PMA filing shortly.

        Pursuant to an IDE granted by the FDA, the Company is also in the process of conducting a clinical trial in preparation for a potential PMA filing on its silicone gel-filled implants for augmentation, reconstruction and revision uses. This trial began in January 1999. In addition, in 1994, the FDA granted LipoMatrix, Inc., a former subsidiary of Collagen, an IDE on the Trilucent breast implant. LipoMatrix began a pilot study for this product in December 1994 and a pivotal study in September 1996. Enrollment in the pivotal study was stopped in June 1997, owing to planned changes in the product which would result in the need for a new pivotal study. The Company continues to follow up on the women who received this product in the U.S. and Canada as per protocol. The Trilucent product was never marketed commercially in the U.S. or Canada. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, Trilucent Implant Matters".

Manufacturing Regulations and Reporting Requirements

        In addition to the foregoing application and clearance procedures, the Company must comply with the current Quality Systems Regulation in order to receive FDA approval to market new products and to continue to market current products. Manufacturers of medical devices for marketing in the U.S. are required to adhere to detailed Quality Systems Regulation requirements, which include testing, control and documentation. Manufacturers must also comply with Medical Device Reporting requirements that a company report to the FDA any incident in which its product may have caused or contributed to a death or serious injury. If a malfunction does not result in death or serious injury, a manufacturer must report whether a recurring malfunction would be likely to cause or contribute to death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved ("off label") uses. Manufacturers of medical devices must also report to the FDA any notices of corrections or removals of marketed products, and submit periodic reports for PMA products. Investigational products are also subject to reporting requirements, such as reporting of deaths or serious injuries, periodic reporting, and special reports as may be required by the FDA.

        The Company is registered with the FDA as a manufacturer of medical devices. The Company is subject to routine inspection by the FDA and state agencies for compliance with Quality
Systems Regulation requirements, Medical Device Reporting requirements and other applicable regulations. The Company's facilities and manufacturing processes also have been inspected periodically by the State of California and other agencies, and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, the FDA or a state agency may not agree with the Company or the Company's Quality Systems Regulation compliance may be challenged at some subsequent point in time. Enforcement of Quality Systems Regulation has increased significantly in the last several years, and the FDA has stated publicly that compliance will be scrutinized more strictly. In the event that the Company is deemed to be in noncompliance with FDA regulations, to the extent that the Company is unable to convince the FDA or state agency of the adequacy of the Company's compliance, the FDA or state agency has the power to assert penalties or remedies, including injunction or temporary suspension of shipment until compliance is achieved. Noncompliance may also lead to a recall of a product. These penalties or remedies could have a materially adverse effect on the Company's business, financial condition and results of operations.

International

        Medical device laws and regulations similar to those in the U.S. are also in effect in many of the countries to which the Company exports or sells its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

        Some countries have historically permitted human studies earlier in the product development cycle than U.S. regulations permit. Other countries, such as Japan, have requirements similar to those of the U.S. Disparities in the regulation of medical devices may result in more rapid product clearance in some countries than in others.

        The primary regulatory environment in Europe is that of the European Community which consists of 15 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Community with respect to medical devices. The European Community has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal rules pertaining to medical devices in the European Community are found in the European Medical Devices Directive, 93/42/EC.

        Devices that comply with requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Community. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body. This third-party assessment may consist of an audit of the manufacturer's quality system, review of a technical file or specific testing of the manufacturer's products. An assessment by a notified body in one country within the European Community is required in order for a manufacturer to commercially distribute the product throughout the European Community. The Company may not be successful in meeting the European quality standards or other certification requirements. The Company currently has the CE Mark for its saline-filled and silicone gel-filled breast implants. Zyderm and Zyplast received CE Mark on June 23, 1995, Contigen received CE Mark on October 26, 1995, Hylaform received CE Mark on November 2, 1995 and SoftForm received CE Mark on September 22, 1997.
        While no additional pre-market approvals for individual European Community countries are required prior to the marketing of a device bearing CE Mark in most European Community countries, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. In addition, advertising and promotion of medical devices are governed primarily by national laws, subject to certain general European Community directives on advertising. Some countries also maintain registries or other special systems for particular types of devices, including breast implants.

        Unapproved devices subject to 510(k) clearance or PMA requirements intended solely for export may be exported legally without FDA approval provided certain requirements are met. However, the Company must, among other things, notify the FDA and meet the importing country's requirements. The Company may not receive FDA export approval when this approval is necessary and countries to which the devices are to be exported may not approve the devices for import. Failure to receive import approval from other countries, or to obtain Certificates of Exportability when required, or to meet the FDA's export requirements or to obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

        In the U.S., healthcare providers that purchase medical devices such as Contigenr generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the device is used. This reimbursement is typically made at a fixed rate. In October 1998, a federal law was signed that mandates nationwide insurance coverage of reconstructive surgery following a mastectomy. Historically, not all insurance providers covered this procedure. Reimbursement is becoming increasingly available outside the U.S., for example in Europe and Australia, where the purchaser of medical devices such as the LAP-BANDr System may be reimbursed.

LIMITED WARRANTIES

        The Company makes every effort to conduct its product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, the Company occasionally receives communications from surgeons or patients with respect to various products claiming the products were defective and have resulted in injury to the patient. The Company provides a limited warranty to the effect that any breast implant, tissue expander or obesity treatment product that proves defective will be replaced with a new product of comparable type without charge. In the case of the Company's breast implant products sold and implanted in the U.S., the Company's ConfidencePlusT program provides product replacement and some financial assistance for certain surgical procedures required within ten years of implantation.

GEOGRAPHIC SEGMENT DATA

        A description of the Company's net sales, operating income
(loss) and identifiable assets within the United States and internationally, is detailed in Note 10 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).

EMPLOYEES

        As of December 31, 1999, the Company had approximately 1,065 employees in active service, of which approximately 778 were in the U.S. and approximately 287 were at international operations. Except for employees at the Company's manufacturing facility in Arklow, Ireland, none of the Company's employees are represented by a labor union. The Company offers its employees competitive benefits and wages comparable with employees for the type of business and the location/country in which the employment occurs. The Company considers its employee relations to be good throughout operations.

Item 2. Properties

        The Company leases all of its office, manufacturing and distribution facilities as follows (including approximate square footage): Carpinteria, California (41,000 square feet), Fremont, California (61,000 square feet), Santa Barbara, California (187,000 square feet), New York, New York (3,100 square feet) and Arklow, County Wicklow, Ireland (53,000 square feet).

        The Company leases office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Australia, France, Germany, Italy, Japan,
The Netherlands, Spain and the United Kingdom. The Company believes its facilities are generally suitable and adequate to accommodate its current operations.

Item 3.         Legal Proceedings

Breast Implant Litigation

        Final Settlement on Litigation. Prior to the final settlement order issued by federal Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama, Southern Division on February 1, 1999, the Company was a defendant in tens of thousands of state and federal court lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implant products (both silicone gel-filled and saline-filled) that were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed. The settlement order became final and non-appealable on March 3, 1999. In May 1999, the Company made the final payment in connection with the class action litigation using proceeds from its $31.1 million equity issuance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources".

        Current Product Liability Exposure. Currently, other than the Trilucent matters discussed below, the Company's product liability litigation relates largely to saline-filled products that were implanted after the 1992 FDA moratorium on silicone gel-filled implants went into effect. These cases are being handled in the ordinary course of business and are not expected to have a material financial impact on the Company.

        Outside the U.S., where the Company has been selling silicone gel-filled implants without interruption, and where the local tort systems do not encourage or allow contingency fee arrangements, the Company had only a minimal number of product liability lawsuits and no material financial exposure.

        Resolution of 3M Contractual Indemnity Claim. In connection with the breast implant litigation, 3M asserted against the Company a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998, the Company entered into a provisional agreement with 3M under which the Company agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan Medical subsidiary. The 3M agreement provides for release of 3M's indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

        Under the terms of the 3M agreement, as later amended in January 1999, the Company paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, the Company will assume limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3 to
4.5 million in total, depending on the resolution of other cases which were not settled prior to the issuance of the final order.

        Ongoing Litigation Risks. Although the Company expects the breast implant litigation settlement to end as a practical matter the Company's involvement in the current mass product liability litigation in the U.S. over breast implants, there remain a number of ongoing litigation risks, including:

? Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the settlement even though it is now non-appealable. However, the typically permissible grounds for those attacks, in general, lack of jurisdiction or constitutionally inadequate class notice or representation, are significantly narrower than the grounds available on direct appeal.

? Non-Covered Claims. The settlement does not include several categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits in foreign jurisdictions. The Company regards lawsuits involving post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business.

        Breast implant litigation outside of the U.S. has, to date, been minimal, and the court has, with minor exceptions, rejected efforts by foreign plaintiffs to file suit in the U.S.

        Trilucent Implant Matters. On November 6, 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent breast implant, to Sierra Medical Technologies. Collagen accounted for LipoMatrix as a discontinued operation in its 1998 fiscal year. On March 8, 1999, the United Kingdom Medical Devices Agency (MDA) announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent implant in the United Kingdom. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who have received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. Subsequently, Lipomatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product.

        Collagen retained certain liabilities for Trilucent implants sold prior to November 6, 1998. Collagen also agreed with the United Kingdom National Health Service that, for a period of time, it would perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent implant and pay for explants for any United Kingdom women with confirmed Trilucent implant ruptures. Subsequent to acquiring Collagen, the Company elected to continue this voluntary program. Any swelling or inflammation relating to the Trilucent implants appears to resolve upon explantation. At June 30, 1999, Collagen increased by $11.5 million its provision for LipoMatrix as a discontinued operation in the U.K. The Company is a party to several lawsuits outside the United States brought by patients claiming damages from the Trilucent breast implant
product, some of which have recently been settled.   In the
U.S., a total of 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997. No lawsuit has been filed and the Company has not received any notice of legal claim as a result of the implantation of any Trilucent breast implants in the U.S. Based on the acquisition related accruals and available insurance policies, the Company does not believe that it faces a material risk to operations from Trilucent.

Patent and License Litigation

        In February 1999, the Company and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak at the American Arbitration Association. Dr. Kuzmak alleges that, as of the date of filing of the arbitration, he was owed approximately $400,000 in unpaid royalties under a license agreement covering the Company's U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, the Company worked with Dr. Kuzmak, through the Company's subsidiary BioEnterics, in the development and improvement of gastric banding technology. The Company has denied all of the material allegations raised by Dr. Kuzmak and has asserted affirmative defenses and counterclaims, including noninfringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office.

        In addition, in February 1999, the Company filed an action in the U.S. District Court for the Central District of California against Dr. Kuzmak seeking a declaratory judgment of invalidity, unenforceability and non-infringement of the patents to which Dr. Kuzmak claims ownership. In February 2000, that action was dismissed for lack of personal jurisdiction. In January 2000, the parties entered into an agreement in principle to settle and resolve all matters with Dr. Kuzmak and adjourned the arbitral hearing without a new date.

        In January 1999, Medical Products Development Inc.("MPDI") instituted an action against the Company's subsidiary McGhan Medical Corporation in the U.S. District Court for the Central District of California. MPDI alleges that McGhan Medical has infringed on some of its U.S. patents and has breached an agreement between McGhan Medical and MPDI that exclusively licensed those patents to McGhan Medical. Those patents pertain to the textured surface of the silicone shell used in the Company's breast implants and the methods of making those textured shells. Until 1998, McGhan Medical was the exclusive licensee under these patents and paid royalties to MPDI on sales in the U.S. of its textured implant products. In 1997, the last full year for which McGhan Medical paid royalties under the license, McGhan Medical paid MPDI approximately $2.5 million in royalties. In 1994, McGhan Medical and MPDI entered into a consent judgment in settlement of a dispute which stipulated that the patent claims were valid in certain respects. The consent judgment did not address McGhan Medical's present non-infringement defense nor its unenforceability defense. MPDI is seeking unpaid royalties up until the date of termination of the license, unspecified damages, including enhanced damages for alleged willful infringement, and an injunction. The unpaid royalties allegedly due when the lawsuit was commenced were approximately $1 million. McGhan Medical filed an answer denying all of the material allegations of MPDI's complaint and raising affirmative defenses and counterclaims of non-infringement, invalidity on grounds not precluded by the consent judgment, unenforceability of the patents and breach of contract. McGhan Medical believes that its textured breast implant products are made using significantly different processes than that claimed in the patents, and that the alleged inventor of the patents engaged in inequitable conduct before the U.S. Patent and Trademark Office during prosecution of the patents. In August 1999, the court granted MPDI's motion to dismiss some of the counterclaims, and on its own motion dismissed the remaining counterclaims. In September 1999, MPDI filed a motion for leave to amend its complaint to add another cause of action for breach of contract. In November 1999, the Company moved for summary judgment on grounds of unenforceability owing to inequitable conduct and of non-infringement. That motion, and MPDI's cross-motion for a judgment of infringement, are pending. The Company believes its affirmative defenses have considerable merit, but resolution of the action may result in the payment of damages and past royalties. The Company does not believe that a negative outcome in this action would limit its ability to sell textured breast implants because it has recently become the licensee of other patents for texturing breast implants and is capable of altering its manufacturing process to utilize that technology.

        In May 1998, Societe Anonyme de Development des Utilisations du Collagene (SADUC) commenced an arbitration under the rules of the International Chamber of Commerce against Collagen Corporation under a technology license and human collagen supply agreement between the parties. Following the spin-off of Cohesion Technologies, Inc., Collagen Corporation changed its name to Collagen Aesthetics, Inc. SADUC is ultimately owned by Rhone-Poulenc. SADUC seeks recovery for alleged lost profits and royalties for Collagen Corporation's allegedly wrongful termination of the agreement as well as compensation for confidential information allegedly misappropriated by Collagen Corporation, including the assignment to SADUC of certain Collagen Corporation patents allegedly disclosing and claiming processes allegedly developed by SADUC. SADUC seeks approximately $4.5 million in termination damages and $2.1 million as losses for breach of the contractual confidentiality obligations, plus ongoing royalties. Collagen Corporation has denied all material allegations, as it is Collagen Corporation's belief that SADUC breached the agreement by being unable and unwilling to supply the specified product at the contract price. In addition, Collagen Corporation has stated that its patents do not disclose or claim any of SADUC's allegedly confidential information, and that SADUC's allegedly confidential information was neither novel nor useful. Accordingly, Collagen Corporation seeks rescission of the agreement and restitution to it of all amounts paid and the costs incurred by it in attempting to perform under the agreement. Collagen Corporation's position is believed to have considerable merit, but resolution of this arbitration may require the Company to pay damages or require these patents to be assigned to SADUC. An evidentiary hearing on the liability issues raised in this case began in March 2000.

Other Litigation

        The Company is also party to a lawsuit filed in 1998 in the Superior Court of the State of California, County of Los Angeles known as Chieftain LLC, et al. vs. Medical Device Alliance, Inc. (Case No. BC199819). The currently operative complaint contains
16 causes of action, three of which are alleged against the Company and McGhan Medical. Other co-defendants include the former chairman of Inamed, Donald K. McGhan, his wife and three children, entities with which Mr. McGhan remains affiliated including International Integrated Industries, LLC
("Industries") and Wedbush Morgan Securities, Inc., a securities firm at which Mr. McGhan allegedly holds margin accounts. The operative complaint purports to allege direct and derivative claims on behalf of shareholders of Medical Device Alliance, Inc. ("MDA") for unspecified damages. In February 2000, the Company and McGhan Medical filed a demurrer to the currently operative complaint. In March 2000, the Court granted that motion in part. The operative complaint purports to allege that prior to his February 1998 resignation as an officer and director of the Company, Donald K. McGhan improperly diverted
$9.9 million of MDA funds to the Company, and that after his resignation, Mr. McGhan and the Company conspired to defraud MDA when these funds were repaid. The Company believes that the operative complaint is bereft of support, both factually and legally. Both the Company and McGhan Medical intend to vigorously oppose the action.

        The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims alleging personal injuries and economic harm as a result of ruptures in breast implants. In the Company's experience, claimants typically do not allege that the release of saline solution causes any chronic condition or systemic disease. While the outcome of these matters is currently not determinable, the Company believes that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's business, results of operations or financial condition.






Item 4. Submission of Matters to a vote of Security Holders.

        On June 3, 1999, the Company held its annual stockholders' meeting (the "Meeting"), whereby the stockholders (i) elected eight directors and (ii) ratified the appointment of BDO
Seidman, LLP as the Company's independent accountants for fiscal year 1999. The vote on such matters was as follows:

1.      Election of Directors

                                Total Vote For          Total Vote Withheld
                                Each Nominee            From Each Nominee

Richard G. Babbitt              10,357,741              2,925
James E. Bolin                  10,357,741              2,925
Malcolm R. Currie, Ph.D.        10,357,741              2,925
John F. Doyle                   10,357,741              2,925
Ilan K. Reich                   10,357,741              2,925
Mitchell S. Rosenthal, M.D.     10,357,741              2,925
David A. Tepper                 10,357,741              2,925
John E. Williams, M.D.          10,355,507              5,159

2. The appointment of BDO Seidman, LLP as the Company's independent accountants for fiscal year 1999.

        For                                             10,358,241
        Against                                              2,425
        Abstaining                                               0
        Broker Non-Votes                                         0

PART II

Item 5. Market for the Company's Common Stock and Related
Stockholder Matters.

        The Company's common stock has been trading on the Nasdaq National Market under the symbol IMDC since September 30, 1999. Between January 1, 1997 and June 10, 1997, the Company's common stock was listed on the Nasdaq SmallCap Market. However, effective June 11, 1997, the Company's common stock was delisted from the Nasdaq SmallCap Market. From June 11, 1997 to
September 29, 1999, the Company's common stock was traded on the OTC Bulletin Board. On March 20, 2000, the Company had 622 stockholders of record. The Company's common stock price at the close of business of March 20, 2000 was $43 per share.

        The table below sets forth the high and low bid prices of the Company's common stock for the periods indicated.
Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.

                        High            Low
1998
1st Quarter             $ 5-5/8         $ 3-1/8
2nd Quarter             $ 9-1/4         $ 5
3rd Quarter             $ 8-1/2         $ 5
4th Quarter             $ 10-1/8        $ 4-1/2

1999
1st Quarter             $15             $9-5/8
2nd Quarter             $17-1/8         $12
3rd Quarter             $29-1/2         $14-5/8
4th Quarter             $46-3/4         $24-1/16

        The Company has never paid a cash dividend. It is the current policy of the Company to retain earnings to finance the growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's ability to pay cash dividends is restricted by the Company's credit facility. Any future determination to pay cash dividends will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements and other factors as the board of directors deems relevant.

Item 6. Selected Financial Data.

        The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1999. The Company completed its acquisition of Collagen on September 1, 1999. The results of operations of Collagen are included in the Company's operating results from the date of acquisition.


                                                                Year Ended December 31,

                                              1999(1)           1998            1997                 1996             1995

                                                (In thousands except per share data)

Statement of operations data:
Net sales                                    $ 189,295        $ 131,566         $ 106,381            $ 93,372         $ 81,626
Cost of goods sold                              57,553           47,954            37,643              35,295           30,156
Gross profit                                   131,742           83,612            68,738              58,077           51,470
Operating expenses:
Marketing                                       43,119           33,364            30,002              25,088           23,434
General and administrative                      32,890           27,839            33,210              31,252           32,834
Research and development                        10,324            9,366             8,863               5,693            4,392
Restructuring expense                               --            4,202                --                  --               --
Amortization of intangible
           Assets                                1,661              374               240                  --               --
Total operating expenses                        87,994           75,145            72,315              62,033           60,660
Operating income (loss)                         43,748            8,467(2)         (3,577)             (3,956)          (9,190)
Litigation settlement                               --               --           (28,150)                 --               --
Other Income (Expense)                           1,626              686            (1,796)                 68              677
Income (loss) before
   interest and taxes                           45,374            9,153           (33,523)             (3,888)          (8,513)
Net interest and other
   Financing    expense                         13,080            3,812             6,173               4,277               63
Income (loss) before income
        tax     expense (benefit) and
        extraordinary charges                   32,294            5,341           (39,696)             (8,165)          (8,576)
Income tax (benefit)
        expense                                 (6,460)(3)       (8,432)(4)         1,881(5)            3,214(6)        (1,683)
Net income (loss) before
        extraordinary charges                   38,754           13,773           (41,577)            (11,379)          (6,893)
Extraordinary charges                               --           (1,800)               --                  --               --
Net income (loss)                             $ 38,754          $11,973          $(41,577)           $(11,379)         $(6,893)
Net income (loss) per
           share of     common stock:
Basic                                           $ 2.51          $ 1.15            $ (4.97)           $  (1.46)         $ (0.91)
Diluted                                         $ 2.03          $ 0.92            $ (4.97)           $  (1.46)         $ (0.91)
Weighted average common
        Shares  outstanding (basic)             15,466          10,387              8,371               7,811            7,544
Weighted average common shares
        outstanding (diluted)                   19,058          14,185              8,371               7,811            7,544


                                                                                December 31,
                                      1999           1998          1997           1996         1995

                                                                        (In thousands)
Balance sheet data:
Working capital (deficiency)          $  37,472      $   (988)     $  6,460       $  4,511     $ (6,042)
Total assets                            309,479        80,707        58,842         65,912       50,385
Term loans                               77,035            --            --             --           --
Convertible and other long-
        term debt,      net of current
        installments                         --        27,767        23,574         34,607           89
Subordinated long-term debt,
        related party                        --            --         8,813             --           --
Stockholders' equity (deficiency)       134,121       (15,625)      (46,689)        (9,908)      (1,704)

(1) The consolidated financial statements include the operations of Collagen
    Aesthetics, Inc. from September 1, 1999 to December 31, 1999.
(2) Includes restructuring expense of $4,202.
(3) Includes reversal of $15,478 allowance on the deferred tax asset.
(4) Reflects the recognition of an $8,000 deferred tax asset based on future short-term income projections.
(5) Includes a provision of $1,000 for the conversion of foreign intercompany accounts to equity.
(6) Includes the recording of a $2,006 valuation allowance on domestic deferred tax assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        In early 1998, the Company appointed a new senior management team and focused on two primary objectives: settling the breast implant litigation and making the Company consistently profitable on par with other medical device companies.

        On February 1, 1999, the court responsible for the Company's breast implant class-action litigation entered a final, non-appealable order approving the Company's settlement with the plaintiffs' class counsel and 3M. On March 3, 1999, the statutory period for filing appeals expired. On May 10, 1999, the Company announced the completion of a $31.1 million equity financing and a final payment of monies owed to the escrow agent on behalf of the plaintiff class in the breast implant litigation.

        In the third quarter of 1998 the Company initiated a cost reduction program that included reducing overhead through an approximate 10% worldwide reduction in work force; eliminating underutilized corporate offices and the Company's European sales headquarters; entering into a strategic alliance with the Company's supplier of silicone raw materials; moving the Company's corporate headquarters from Las Vegas to Santa Barbara; and terminating or selling unprofitable business lines.

        During the third and fourth quarters of 1998, the Company expensed a total of $4.2 million as a restructuring charge to recognize various costs associated with implementing that plan. By the end of 1998, the Company accomplished its transition from a history of unprofitable operations to profitable operations. That progress continued throughout 1999, as the Company was able to increase sales, improve gross margins and reduce operating expenses (as a percentage of sales), thereby markedly improving its overall profitability.

        In the third quarter of 1999, the Company completed the acquisition of Collagen for an aggregate purchase price of approximately $159 million, including expenses. The Company accounted for the Collagen acquisition using the purchase method of accounting. Under the purchase method, Collagen's financial data is consolidated with the Company's financial results from the effective date of the acquisition, September 1, 1999. This acquisition makes the Company a global leader in plastic surgery and aesthetic medicine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Business, Recent Developments, Collagen Acquisition".

        Set forth below is a table which shows the individual components of the Company's actual results of operations as a percent of net sales for each of the periods indicated.

                                                        Year Ended
                                                        December 31,

                                                1999          1998              1997

Net Sales                                       100%           100%             100%
Gross profit                                     70             64               65
Marketing expenses                               23             25               28
General and administrative
        Expenses                                 18             21               31
Research and development
        Expenses                                  5              7                8
Total Operating expenses
        (excluding restructuring
        expense)                                 46             54               68
Operating income (loss)
        (excluding restructuring
        expenses)                                23             10               (3)
Net interest and other
        Financing expense                         7              3                6
Income (loss) before income
        Taxes and extraordinary
        Charges                                  17              4              (37)
Net income                                       20%             9%             (39)%

Comparison of Years Ended December 31, 1999 and 1998

        Net Sales. Net sales for 1999 were $189.3 million, reflecting an increase of $57.7 million or 44% over net sales for the same period in 1998. This increase is attributable to 19% growth in base business sales plus the inclusion of four months of Collagen net sales, totaling $33 million. The Company expects to report substantially larger period-over-period sales for the first three quarters of 2000 because of the inclusion of Collagen product sales.

        Net sales in the U.S. accounted for 67% of total net sales for 1999 as compared to 65% for 1998. International net sales accounted for 33% of total net sales for 1999 as compared to 35% of total net sales for 1998.

        Cost of Goods Sold. Cost of goods sold, as a percentage of net sales, decreased to 30% for 1999 as compared to 36% for 1998. This decrease reflects improved capacity utilization due to increased sales, improvements in product mix, and a focus on cost reduction measures at all production facilities.

        Gross Profit. Gross profit for 1999 was $131.7 million, reflecting an increase of $48.1 million or 58% over 1998. For 1999, gross profit as a percentage of net sales improved by six percentage points, reaching 70% of net sales compared to 64% in the prior year. Margins increased primarily due to increased production efficiencies and increased volume in all business units, along with increased sales volumes of higher margin gel products for reconstructive surgery markets.

        Marketing Expenses. Marketing expenses for 1999 were $43.1 million, compared to $33.4 million in 1998. As a percentage of sales, marketing expenses were 23% for 1999 as compared to 25% for 1998. Management's goals of growing sales and reducing costs, which included the restructuring of the entire company during 1998 and a strong cost containment focus, have resulted in a controlled growth in marketing expenditures in 1999. Marketing expenditures in future periods will depend on a variety of factors, including the Company's level of operations, advertising spending and the number of new markets the Company enters.

        In October 1999, a license and distribution agreement between ArthroCare Corporation and Collagen Aesthetics, Inc., was amended. The Company has worldwide rights to market ArthroCare's CoblationT Cosmetic Surgery System and related products using ArthroCare's patented radio frequency ("RF") technology. Pursuant to the agreement, the Company now has exclusive rights to sell such technology, among others, to all physicians in the fields of dermatology, cosmetic and aesthetic surgery to the extent permitted by the FDA. ArthroCare retains responsibility for manufacturing and product development. Pursuant to the parties' agreements, the Company has to date paid ArthroCare $2 million in licensing fees and must make certain minimum purchases and must pay certain minimum royalties in the annual periods following FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction. In addition, in the future, the Company would owe ArthroCare $500,000 on completion of a satisfactory disposable wand, $2 million on FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction, and a running royalty on the sale of the disposable wands. Such FDA approval was received in March 2000. Under the agreement, ArthroCare is also to supply a microdermabrasion product and an RF liposuction product, FDA approval of which increases the above minimum purchase and royalty requirements.

        In May 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. ("ATS") under which the Company licenses for development, marketing and sales five of ATS's human-based, tissue-engineered products for surgical applications. As of December 31, 1999, the Company's total investment in the ATS strategic alliance was $10 million. Of this amount, $7.2 million was paid for licensing rights and the remainder was paid for an aggregate of 1.3 million shares of common stock, and warrants to purchase common stock, of ATS at a blended purchase and exercise price of $8.90 per share. The Company is also obligated to pay ATS an additional $2 million milestone payment for each of the marketed products that receives FDA approval, up to $10 million in total for all of the products. Finally, ATS is entitled to royalties from the Company on a sliding scale based on overall product sales. The Company has agreed to hold any investment in ATS common stock until at least October 2002.

        The license payments made to date to ArthroCare and Advanced Tissue are being amortized over the estimated lives of the license agreements. All royalty payments under these arrangements will be expensed as marketing costs.

        General and Administrative Expenses. General and administrative expenses for 1999 were $32.9 million, up $5.1 million or 18% from 1998. The acquisition of Collagen Aesthetics Inc., and incremental administrative expenses derived from this acquisition, account for approximately $3.5 million of this increase. The additional $1.6 million increase came primarily from staffing upgrades. As a percentage of sales, general and administrative expenses decreased by three percentage points, due primarily to the increased operating leverage arising from higher sales.

        Research and Development Expenses. Research and development expenses were $10.3 million for 1999, up by $0.9 million or 10% from 1998. Research and development expenses consist of ongoing research and development expenses for new product development in all business units, as well as necessary regulatory and clinical costs associated with testing and approving new product introductions in the U.S. and throughout the world.

        Operating Income. The Company's operating income for 1999 totaled $43.7 million, an increase of $35.3 million or 417% over 1998. This increase reflects the successful implementation of the restructuring program initiated by the Company's senior management in 1998 and the continuing strength of the Company's core product lines.

        Interest Expense. Net interest and other financing expense totaled $13.1 million in 1999, reflecting an increase of $9.3 million or 243% from 1998. This increase is primarily attributable to the financing of the Collagen acquisition. Interest expenses for 1999 include $5.2 million to amortize the fees and interest paid in connection with the bridge loan for the Collagen acquisition and a one-time financing charge of $2 million incurred in connection with the exercise of warrants to fund the litigation settlement. Without these charges, net interest and other financing expenses would have been $5.9 million for 1999.

        Foreign Currency Exchange Gains and Losses. During the second quarter of 1999, the Company converted current non-U.S. intercompany debts among the Company's subsidiaries to the capital of the respective subsidiaries. This minimized the Companies exposure to foreign currency transaction gains and losses. For 1999, the Company's foreign exchange translation resulted in a marginal gain of $255 as compared to a $686 gain for 1998.

        Income Taxes and Earnings Per Share. The Company reduced the valuation allowance on the deferred tax asset based on pre-tax earnings in 1999. In order to provide investors with a perspective on its earnings per share on a normalized basis, assuming the Company accrued taxes at a 33% effective rate, and excluding $5.2 million of interest expense in 1999 arising from the financing fees associated with the Collagen acquisition, the Company's earnings for 1999 would have been $1.62 per basic share and $1.30 per diluted share.

Comparison of Years Ended December 31, 1998 and 1997

        Net Sales. Net sales for 1998 were $131 million, reflecting an increase of $25.2 million or 24% over 1997 net sales. Net sales in the U.S. accounted for 65% of total net sales in 1998 and 63% of total net sales in 1997. International net sales accounted for 35% of total net sales in 1998 and 37% of total sales in 1997. The accelerated growth in 1998 in U.S. sales was due primarily to the introduction of silicone gel-filled implants for reconstructive and revision surgery, which improved the Company's overall sales mix, as well as increased sales of the Company's anatomical and smooth-round breast implants.

        Cost of Goods Sold. Cost of goods sold for 1998 were $48 million, reflecting a 28% increase over 1997. Cost of goods sold, as a percentage of net sales, were 36% in 1998 as compared to 35% in 1997. The largest factor in the variation from year to year in cost of goods sold as a percentage of net sales are the cost of raw material and the yield of finished goods from the Company's manufacturing facilities. Both factors were fairly stable in 1998 and 1997. In late 1998, the Company entered into a long-term strategic alliance with its largest supplier of raw materials, which should result in improved cost savings in the coming years.

        Gross Profit. Gross profit for 1998 was $83.6 million, reflecting an increase of $14.9 million or 22% over 1997. For 1998, gross profit as a percentage of net sales decreased slightly to 64% down from 65% for 1997.

        Marketing Expenses. Marketing expenses for 1998 were $33.4 million, an increase of $3.4 million or 11% from 1997. The increase in marketing expenses is generally correlated to increased sales, based on commissions to sales representatives and other payments to third parties with sales-based payment arrangements. Marketing expenses are also affected by the overhead associated with supporting various sales marketing functions, and by participation in trade conventions and shows. In 1998, the Company began efforts to reevaluate and, where appropriate, reduce these expenses through budgeting and planning. As a result, marketing expenses declined as a percentage of sales to 25% in 1998 from 28% in 1997.

        General and Administrative Expenses. General and administrative expenses for 1998 were $27.8 million, a decrease of $5.4 .million or 16% from 1997. The Company's general and administrative expenses are affected by overall headcount in various administrative functions and the legal, accounting and other outside services which were necessary to defend the breast implant litigation and negotiate a settlement. Also, in 1997, general and administrative expenses were affected by the legal and accounting costs necessary to complete the audits for 1996 and 1997. The number and cost for employees engaged in general and administrative positions increased in 1997 and early 1998, at a rate greater than the increase in gross profit dollars. However, beginning with the implementation of new management's restructuring plan in mid-1998, these were reduced; thereby resulting in the significant decline in general and administrative expenses for 1998 as compared to 1997. As a result, general and administrative expenses declined as a percentage of sales to 21% in 1998 from 31% in 1997.

        Research and Development Expenses. Research and development expenses increased slightly for 1998 as compared to 1997; while as a percentage of sales, research and development expenses were 7% in 1998 as compared to 8% in 1997. The Company invested $3.5 million in 1998 and $2.4 million in 1997 at the Company's BioEnterics subsidiary in connection with the development of obesity products.

        Operating Income (Loss). The Company's operating loss for 1997 reflected the significant selling, general and administrative expenses which the Company bore under prior management. Beginning in 1998, the Company's new senior management team undertook a restructuring program which was designed to reverse the Company's poor operating performance and significantly improve the Company's operating margin. The positive results of that program are reflected in the $12.7 million of operating profit (excluding restructuring expense) for 1998.

        Interest Expense. Net interest expense and other financing expense was $3.8 million in 1998, reflecting a decline of $2.4 million from 1997. This decrease is due to lower overall debt and reduced penalty charges. Net interest expense of approximately $6.2 million in 1997 included penalty charges totaling $1.6 million due to the prior management's' failure to provide an effective registration statement to the holders of the Company's 4% convertible debentures issued earlier that year, offset by a reduction in interest expense due to the retirement of $15 million of the Company's 11% senior secured convertible notes with the proceeds that had been held in an escrow account. Additionally, in 1997, under prior management the Company accrued (but did not pay) interest on approximately $9.9 million of 10.5% subordinated notes which were incurred primarily in the later half of the year to fund the Company's working capital needs. In July 1998, the Company converted all of those 10.5% subordinated notes into common stock; and as of April 1998 all of the 4% debentures were converted into common stock. In September 1998, the Company refinanced $19.6 million of senior debt to extend the maturity from March 1999 to September 2000, and also borrowed $8 million, at 10% interest rate, until the same date.

        Foreign Currency Exchange Loss. Historically, the Company's subsidiaries have incurred significant intercompany debts (totaling more than $29 million for non-U.S. subsidiaries), which are eliminated in the Company's consolidated financial statements. However, those intercompany debts, which are denominated in various foreign currencies, give rise to exchange adjustments. In 1998, the new management team evaluated various alternatives for reducing the Company's foreign currency transaction exposure, and concluded to convert substantially all of the non-U.S. intercompany debts (particularly in countries with volatile local currencies) to the capital of the respective subsidiaries. The fourth quarter of 1997 included a provision of $1 million for expenses arising from those debt conversions. Beginning in 1999, virtually all of the Company's sales will be denominated in either dollars or euros.

        Income Tax Expense (Benefit). The Company's tax expense in 1997 pertained primarily to foreign operations. In 1998 the Company had an income tax benefit of $8.4 million which primarily pertained to the recognition of an $8 million deferred tax asset based on an estimate of short-term future forecasted taxable income. The Company's remaining deferred tax asset of approximately $15.5 million has a 100% valuation allowance.

Liquidity and Capital Resources

        The Company has funded its cash needs since 1997 through a series of debt and equity transactions and through cash from operations.

        Liquidity. During 1998, the Company's senior management team focused on reversing the significant negative cash flow of the prior two years. Based on the operating profit and net income for 1998 and improved inventory turns, net cash provided by operating activities totaled $2.7 million for 1998, as compared to net cash used in operating activities of $13.9 million for 1997. This improvement is due to the Company's efforts to reduce costs and inventory and thereby improve cash flow. As further improvements in cost of goods, general and administrative expenses and research and development expenses continue to take effect, together with the reduction of redundant expenses attributable to the Company's acquisition of Collagen, the Company believes that cash flow from operations will continue to improve.

        During 1999, net cash provided by operations was $29.3 million compared to $2.7 million provided by operations in 1998. Positive cash from operations was offset by $154.1 million used in investing activities of which $138 million, net of cash received, was used for the purchase of Collagen, $6.1 million was used for fixed asset purchases and $10 million was used to fund strategic alliances in 1999. During the year, cash provided by net financing activities of $134.7 million primarily related to the Company's $155 million debt financing which was partially offset by the breast implant litigation settlement and debt payments.

        Capital Resources. In May 1999, the Company completed a $31.1 million equity financing, in which 5.4 million new shares of common stock were issued to various holders of the Company's $5.50 and $7.50 litigation warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior notes. In July 1998, all of the Company's 10.5% subordinated notes, including accrued interest, were converted into 860,000 shares of common stock and a warrant to purchase 260,000 shares at $12.40 per share. At the time, the Company's common stock was trading at approximately $7.50 per share.

        On May 10, 1999, the Company announced that it made its final payment of all monies owed to the court-appointed escrow agent on behalf of the plaintiff class in the mandatory class action settlement of the breast implant litigation. The payment was $29.9 million in cash, and consisted of $25.5 million as full payment of the 6% promissory note the Company issued in June 1998, $1.4 million in accrued interest on the note, and $3 million to repurchase 426,323 shares of common stock which were also issued in June 1998 to the escrow agent. As a result of this payment, approximately $30 million of liabilities relating to the breast implant litigation that was recorded on the Company's balance sheet as of the end of 1998 and the first quarter of 1999 has now been eliminated.

        On September 1, 1999, the Company borrowed $155 million under a secured bridge loan facility and used $24 million of cash to finance the Collagen acquisition and to repay $17 million of debt. This bridge facility was refinanced in two parts. Approximately $78 million was retired in November 1999 using the proceeds of a 2,950,000 share equity offering. The remaining approximately $77 million was retired using the proceeds of a credit facility placed in February 2000. The credit facility is comprised of a five-year term loan of $82.5 million and a revolving credit line of $25 million.

        The term loans, advances under the revolving facility and the other loans will bear interest at the rate of either (i) the one, two, three or six-month London Interbank Offered Rate (LIBOR) plus an applicable margin of 3.75% or (ii) prime rate plus an applicable margin of 2.75%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loans, revolving loans and other loans are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

        The Company anticipates that cash generated from its internal operations, and borrowings under the revolving credit facility, will enable it to meet liquidity, working capital and capital expenditure needs for the next two years.

        Capital Expenditures. Expenditures on property and equipment approximated $6.1 million in 1999, compared to $3.7 million in 1998 and $5.1 million in 1997. The majority of the expenditures in each period were for building improvements, computer equipment and production equipment to increase capacity and efficiency. During 2000 to 2001, the Company expects to spend an aggregate of approximately $20 million above the Company's normal annual capital expenditure level of approximately $6 million. This new incremental spending will be used primarily to build new manufacturing facilities.

Significant Fourth Quarter Adjustments, 1999

        During the fourth quarter of the year ended December 31, 1999, the Company released the remaining $7.2 million allowance on its deferred tax asset.

Significant Fourth Quarter Adjustments, 1998

        During the fourth quarter of the Company's 1998 fiscal year, the Company recorded significant adjustments which increased net income by $6.2 million. The adjustments were to recognize an extraordinary charge of $1.8 million for the issuance of warrants in the restructuring of the Company's 11% notes which occurred in the fourth quarter. In addition, an income tax benefit of $8 million was established to recognize a portion of the benefit expected to be received from the Company's substantial net operating loss carryforward.

Impact of Inflation

        Management believes that inflation has had a negligible effect on operations. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

Impact of Year 2000

        To date, the Company has not experienced any negative impact resulting from the date change to the year 2000 and the Company believes this issue will not have a material impact on the Company's business, results of operations or financial condition.



New Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal years, beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's business, results of operations, financial position or cash flows.

Risk and Uncertainties

     The following risks and uncertainties should be considered in evaluating our business, operating results, financial results and future prospects. Our future profitability depends on the success of our principal products

        Sales of our breast implant, tissue expander and collagen-based facial implant products account for a substantial majority of our net sales. We expect our revenues to continue to be based primarily on sales of these principal products. Adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties, the loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect our sales of these products and, as a result, would adversely affect our business, financial condition and results of operations.

OUR RECENT ACQUISITION OF COLLAGEN MAKES EVALUATING OUR OPERATING RESULTS DIFFICULT

        Our historical results of operations in this report give effect to the Collagen acquisition from September 1, 1999 but otherwise do not give effect to the operations of Collagen. The pro forma statements of operations in this report are based primarily on the separate pre-acquisition financial reports of Inamed and Collagen. Consequently, our historical results of operations and pro forma financial information may not give you an accurate indication of how we, together with Collagen, will perform in the future.

WE HAVE BEEN PARTY TO SIGNIFICANT BREAST IMPLANT LITIGATION IN THE PAST AND MAYBE PARTY TO THIS
TYPE OF LITIGATION IN THE FUTURE

        We face an inherent business risk of exposure to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale. If we are unable to avoid significant product liability claims, our business could be materially harmed. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure and product recalls. The manufacture and sale of collagen-based implant products also entails risks of product liability claims. In the past, we were party to and settled claims related to our breast implant products. In February 1999, we received final judicial approval of a mandatory non-opt-out settlement relating to a class action lawsuit arising from our silicone gel-filled and saline- filled breast implant products that were implanted before June 1, 1993. Under the settlement, we paid an aggregate amount of $31.5 million to a court appointed escrow agent on behalf of the plaintiff class and $3.0 million to resolve a significant indemnity claim by Minnesota Mining and Manufacturing Company (3M). This settlement does not apply to our breast implant products, predominantly saline-filled implants, that were implanted after June 1, 1993 or to silicone gel- filled and saline-filled breast implants sold outside the U.S. Although the time to take an appeal from the judicial order approving the settlement has passed, we cannot assure you that this settlement will not be collaterally attacked in state court for lack of jurisdiction or constitutionally inadequate class notice or representation. We are not aware of any pending or threatened collateral attacks to the settlement on any grounds.

        We also are currently engaged in ongoing breast implant litigation, which we are defending in the normal course. As a result of our acquisition of Collagen, we face exposure to claims regarding Trilucent breast implant products which were distributed in Europe between January 1996 and March 1999, and which subsequently have been discontinued. Although we reserved a total of $11.5 million as part of our discontinuation of the Trilucent breast implant product in 1999 and recently purchased a medical expense reimbursement policy to cover certain liabilities specifically relating to the Trilucent breast implant product, this reserve and insurance policy may be inadequate to cover all potential related liabilities.

OUR PRODUCTS EXPOSE US TO LIABILITIES THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE AND OUR FINANCIAL RESULTS MAY SUFFER

        In addition to the risks we face from product liability claims, we are subject to the inherent risk that a government authority or third party may require us to recall one or more of our products. We have liability insurance that would cover a claim relating to the use or recall of our products under a limited number of circumstances. In addition, a product liability claim against us could exceed our insurance coverage. In the event liability insurance would not sufficiently cover a product liability claim or recall, these events could have a material adverse effect on our business, financial condition and results of operations. Adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms or at all. Even if a claim is covered by insurance, the costs of defending a product liability, negligence or other action, and the assessment of damages in excess of insurance coverage, could entail significant expense and damage our reputation. We cannot assure you that our insurance will be broad enough to protect us against all future claims, which could have a material adverse effect on our business, financial condition and results of operations. Further, liability claims relating to the use of our products or a product recall could hurt our ability to obtain or maintain regulatory approvals for our products.

CONCERNS ABOUT THE SAFETY AND EFFICACY OF OUR PRODUCTS AND ANY NEGATIVE PUBLICITY COULD HARM OUR FINANCIAL RESULTS

        Physicians and potential patients may have a number of concerns about the safety and efficacy of our products, primarily our breast implant products. The responses of potential patients, physicians, the news media, legislative and regulatory investigatory bodies and others to information about possible complications or alleged complications from our products could result in negative publicity and could materially reduce market acceptance of our products. These responses or investigations, and potential resulting negative publicity, may have a material adverse effect on our business, financial condition, results of operations or the market price of our stock. In addition, significant negative publicity could result in an increased number of product liability claims against us.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS

        Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

- demand for our products, which historically has been the highest in the second quarter;
-       our ability to meet the demand for our products;
-       increased competition;
- the number, timing and significance of new products and product introductions and enhancements by us and our competitors;
- our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
-       changes in pricing policies by us and our competitors;
-       the timing of significant orders and shipments; and
-       general economic factors.

        Our recent acquisition of Collagen may make it more difficult for us to evaluate and predict our future operating performance and we cannot assure you that our operating performance will continue to improve. Our expense levels are based, in part, on our expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of our expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue. Due to the foregoing factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.

        Based upon all of the foregoing, we believe that quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfall in revenue or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

CHANGES IN THE ECONOMY AND CONSUMER SPENDING COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS

        Breast augmentations and collagen-based implants and injections are elective procedures and are expensive. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. A significant adverse change in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our ability to sell our products and could materially harm our business.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW PRODUCTS AND TECHNOLOGIES, WE MAY EXPERIENCE
A DECREASE IN DEMAND FOR OUR PRODUCTS OR OUR PRODUCTS COULD BECOME OBSOLETE, AND OUR BUSINESS WOULD SUFFER

        We believe that a crucial factor in the success of a new product is obtaining the applicable regulatory approvals and marketing the new product quickly to respond to new user needs or advances in medical technologies, without compromising product quality. We are continually engaged in product development and improvement programs. We cannot assure you that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance. To the extent that any of our competitors' products are perceived to be superior to our products or are marketed sooner than ours, demand for our products could decrease or our products could be rendered obsolete. If one or more competing products or technologies achieve broader market acceptance or render our products obsolete, we may lose customers and revenues which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO MEET UNANTICIPATED DEMAND FOR OUR PRODUCTS, WHICH COULD CAUSE US TO LOSE REVENUES AND CUSTOMERS

        Since the manufacturing processes for many of our products involve long lead times, specialized production equipment and a significant degree of human labor, if demand for our products increases in excess of our capacity, we may not be able to meet this demand. If we cannot meet the demand for our products, we may lose revenues and customers, which could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A SINGLE SUPPLIER FOR OUR SILICONE RAW MATERIALS AND THE LOSS OF THIS SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR
 PRODUCTS

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that this supplier cannot meet our requirements, we cannot assure you that we will be able to timely produce a sufficient amount of quality silicone raw materials, if at all. In the event of a disruption, we currently anticipate that we could require a period of approximately two months before our silicone production facility could become operational. In addition, we may not be able to quickly establish additional or replacement suppliers to meet these needs. If we cannot produce or find replacement suppliers for these materials, our ability to produce our products could be impaired and we could lose customers and market share. Accordingly, the loss of this supplier could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO SELL BOVINE COLLAGEN-BASED PRODUCTS COULD BE ADVERSELY AFFECTED
 IF WE EXPERIENCE
PROBLEMS WITH THE CLOSED HERD OF DOMESTIC CATTLE FROM WHICH WE DERIVE THESE
 PRODUCTS

        We rely on a closed herd of domestic cattle that is kept apart from all other cattle for the production of our bovine collagen-based products. In the event of any material diminution in the size of our herd for any reason, including accident or disease, we would have a limited ability to quickly increase the supply of acceptable cattle and our bovine-based products from a similarly segregated source. Further, any stray cattle that enter our herd could infect our cattle and could affect the purity of our cattle through mating. The diminution in size or infection of our cattle could have a material adverse effect on our ability to sell bovine collagen- based products and, as a result, a material adverse effect on our business, financial condition and results of operations.

COMPETITION MAY ERODE OUR MARKET SHARE AND REDUCE OUR PROFITABILITY

        The markets for many of our products are competitive. In addition, some of our competitors may be larger or may have greater resources to devote to new product development, clinical trials, selling and marketing. Customers may perceive these new products to be more effective, technologically advanced, clinically safer or otherwise more appealing, which may cause our products to be rendered noncompetitive or obsolete. In addition, our competitors may succeed in obtaining regulatory approvals for competing products faster than us. This would permit our competitors to introduce their competing products to the market before us and as a result we may lose market share and experience reduced margins. If we do not effectively compete with our competitors, our profitability may be materially affected. We cannot assure you that we will be able to effectively compete in the future.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS

        More than one-third of our net sales are derived from international operations. Accordingly, any material decrease in foreign sales may have a material adverse effect on our business, financial condition and results of operations. Most of our international sales are denominated in U.S. dollars, euros or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. We manufacture some of our breast implant products in Ireland and plan to begin manufacturing some breast implant products in Costa Rica this year. Therefore, some of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot assure you that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including: - the imposition of additional foreign government controls or regulations on medical devices; - new export license requirements; - political instability, inflation or negative economic growth in our target markets; - trade restrictions; - changes in tariffs; and - difficulties in managing international operations.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

        The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices we develop must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process administered by the Food and Drug Administration under the Food, Drug, and Cosmetic Act and comparable foreign authorities before they can be marketed. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either a "510(k)" clearance or a premarket approval (PMA) from the FDA. In order to be commercially distributed throughout the European Community, a medical device must bear a CE conformity marking, indicating that it conforms with the essential requirements of the applicable European Medical Devices Directive. These regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. This process makes it longer, harder and more costly to bring our products to market, and we cannot assure you that any of our products will be approved. If we do not comply with applicable regulatory requirements it can result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

        Delays in or rejection of FDA approval of our products may be encountered due to, among other reasons, regulatory review of each new device application or product license application we submit, as well as changes in regulatory policy during the period of product development both in the U.S. and abroad. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and inspection. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions.

WE MAY FAIL TO MAINTAIN THE REGULATORY APPROVAL NECESSARY TO CONTINUE LEGALLY MARKETING OUR SALINE-FILLED BREAST IMPLANT PRODUCT

        Our saline-filled breast implant products are being marketed in the U.S. based upon substantial equivalence to other saline-filled breast implant products that were in commercial distribution before May 28, 1976. In mid-August 1999, the FDA issued regulations that eliminated this "grandfather" status and require all manufacturers of saline-filled breast implant products to obtain PMA approval in order to enter or remain in the market.

        Pursuant to the PMA action, any manufacturer wishing to continue marketing a saline-filled implant in the U.S. had to file an application for PMA of such product by November 17, 1999. Any manufacturer that failed to have a PMA application accepted for filing by that date lost its 510(k) clearance and, as of that date, had to cease distributing such products in the U.S. We were among the three manufacturers whose PMA applications for a saline-filled implant were accepted. In accordance with FDA rules, each of these applications was referred to an FDA advisory panel on general and plastic surgery. The advisory panel met in open session on March 1-3, 2000 to consider the applications. The advisory panel recommended FDA approval of two of them, including our application. Under FDA regulations, we expect the FDA to act on these recommendations in May, 2000. The FDA could accept or reject the advisory panel's recommendation. If the FDA declines to accept our PMA application, the FDA could require us to cease marketing our saline- filled breast implant product pending further FDA review. In addition, the FDA ultimately could find our PMA application not approvable, which would preclude us from commercial distribution of this product in the U.S. Our failure to obtain approval of our PMA application would have a material adverse effect on our business, financial condition and results of operations.

FUTURE LEGISLATION OR REGULATIONS RELATING TO US OR OUR PRODUCTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

        If any national healthcare reform or other legislation or regulations are passed that impose limits on the number or type of medical procedures that may be performed or that have the effect of restricting a physician's ability to select specific products for use in his or her procedures, it could have a material adverse effect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control on the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations, and the enactment of these reforms could have a material adverse effect on our business, financial condition and results of operations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our business, financial condition and results of operations. From time to time, legislation or regulatory proposals are introduced and discussed which could alter the review and approval process relating to medical device products.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, OUR BUSINESS AND GROWTH WILL SUFFER

        We are dependent on a limited number of key management, technical and sales personnel, the loss of any one of which could have a material adverse effect on our business, financial condition and results of operations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We compete for these personnel with other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. Our inability to attract and retain key employees could have a material adverse effect on our business, financial condition and results of operations.

WE USE PRODUCTS IN THE MANUFACTURING PROCESS WHICH MAY BE HAZARDOUS TO THE ENVIRONMENT IF NOT HANDLED PROPERLY, WHICH EXPOSES US TO ADDITIONAL LIABILITY

        We are subject to foreign and domestic laws and regulations relating to the protection of the environment. Our business involves the handling, storage and disposal of materials that are classified as hazardous. Although our safety procedures for handling, storage and disposal of these materials are designed to comply with the standards prescribed by applicable laws and regulations, we cannot assure you that we will not be held liable for any damages that result, and any related liability could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not increase materially in the future.

WE ARE UNCERTAIN ABOUT THE STATUS OF SOME OF OUR PATENTS AND PROPRIETARY TECHNOLOGY AND ARE INVOLVED IN PATENT LITIGATION WHICH, IF DETERMINED ADVERSELY TO US, COULD HARM OUR RESULTS OF OPERATIONS

        Our success will depend, in part, on our ability and our licensors' ability to obtain, assert and defend our patents, protect our trade secrets and operate without infringing the proprietary rights of others. We protect our proprietary technology through a combination of confidentiality agreements and patents. We cannot assure you that our owned and licensed patents, products and technology will prove to be enforceable or that our products and technology do not infringe the patents or proprietary rights of others. We could also incur substantial costs in seeking enforcement of our proprietary rights against infringement or in defending ourselves against claims of infringement by others. Since much of our technology consists of trade secrets and unpatented know-how, we are exposed to the risk that others will independently develop similar or superior products or technologies or that our trade secrets or know-how will become known to others.

        We license some of our products and technology under patents owned by others. In 1998, we reviewed our portfolio of patents and licenses and determined in several situations that licensed patents either were invalid, were unenforceable, were not being utilized or that the licensor had breached its obligations to us. Accordingly, we ceased paying several million dollars in annual royalties under several license agreements. We are currently engaged in litigation with several former licensors over the recovery of past royalties that were paid and our potential future obligations. One of these litigation matters subject to an executed agreement among counsel to settle on terms that will not have a material adverse impact on us. If these proceedings are determined against us, we may be liable for a significant amount of past unpaid and potential future royalty or other contract payments, which could include a significant amount of damages, interest and enhanced damages if we are found to have willfully infringed the patents after ceasing royalty payments, and ultimately may be prohibited from using the patented technology.

HISTORICALLY, OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS BEEN LOW

        The market prices for securities of medical device companies have historically been highly volatile. Broad market fluctuations may have a material adverse effect on the market price of our common stock. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

-       quarter-to-quarter variations in our operating results;
- the results of testing, technological innovations or new commercial products by us or our competitors;
-       governmental regulations, rules and orders;
- general conditions in the healthcare, medical device or plastic surgery industries;
-       changes in our earnings estimates by securities analysts;
-       developments concerning patents or other proprietary rights; and
-       litigation or public concern about the safety of our products.

        Historically, the daily trading volume of our common stock was relatively low. On September 30, 1999, our common stock began trading on the Nasdaq National Market. Since that time, the average trading volume of our common stock has increased. We cannot assure you that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase.

AS A RESULT OF THEIR OWNERSHIP OF OUR COMMON STOCK, OUR EXECUTIVE OFFICERS, DIRECTORS AND AFFILIATES MAY EXERCISE SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS CONTRARY TO THE INTERESTS OF OTHER STOCKHOLDERS

        Following our November 1999 public equity offering, our executive officers, directors and affiliates beneficially owned approximately 33% of our common stock. Accordingly, these stockholders have significant influence with respect to any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Third parties may be discouraged from making a bid or tender offer to acquire us because of this concentration of ownership.

OUR CERTIFICATE OF INCORPORATION, BY-LAWS, RIGHTS PLAN AND DELAWARE LAW MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFIT TO OUR STOCKHOLDERS

        Our certificate of incorporation, bylaws and Delaware law include provisions that may have the effect of discouraging a third party from pursuing a non-negotiated takeover of our company and preventing specific changes of control. In addition, our board of directors has adopted a stockholders' rights plan providing for discount purchase rights to some of our stockholders upon some acquisitions of our common stock. The exercise of these rights is intended to inhibit specific changes of control of Inamed. In addition, we have entered into agreements with our senior executive officers under which they could receive substantial payments in connection with a change of control of our company.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS OR EMPLOYEES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

        At March 20, 2000, there were 20,410,500 shares of our common stock outstanding and 4,139,889 shares of our common stock issuable upon the exercise of outstanding options and warrants. Once vested, the options and warrants generally may be exercised at any time. On February 14, 2000, we entered into a Letter Agreement with several affiliates of Appaloosa Management L.P. which own shares of our common stock and warrants to purchase shares of our common stock. Pursuant to the Letter Agreement, we agreed, following March 17, 2000 (the effective date of the registration statement we filed on February 14, 2000 with respect to 2,000,000 shares of our common stock owned by the several affiliates of Appaloosa Management) to file one or more additional registration statements, and to use our best efforts to cause those registration statements to be declared effective under the Securities Act, with respect to the remaining shares of common stock beneficially owned by those affiliates of Appaloosa Management. These filings may be made over a maximum of four subsequent periods of approximately 45 days each, and in any event no later than December 31, 2000. Certain of our outstanding warrants or warrant agreements provide for anti-dilution adjustment upon the occurrence of certain events, including certain issuances by us of shares of common stock, or warrants to purchase shares of our common stock or other rights to purchase common stock, for consideration or at an exercise price which is less than the current market price of our common stock (defined in these warrants as the daily volume weighted average sale price per share of our common stock for the 20 business days ending five days before the date of determination). The issuance or sale of a significant number of shares of our capital stock, whether in connection with the exercise of a significant number of outstanding options or warrants, the possible operation of these anti-dilution provisions in some of our warrants or otherwise, could dilute the percentage interest of our other stockholders now or in the future or adversely affect the market price of our common stock.


Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

        The Company conducts operations and/or business in various foreign countries throughout the world. Global and regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and internationals laws, could impact the Company's financial condition or future results of operations. The Company does not currently conduct any hedging activities.

Item 8.         Financial Statements and Supplementary Data.

                The Financial Statements appear at pages F-1 to F-33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


PART III

Item 10.        Directors and Officers of the Company.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 11.        Executive Compensation.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 13.        Certain Relationships and Related Transactions.

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Current
Reports on Form 8-K.

(a)(1) Financial Statements

(a)(1)  Consolidated Financial Statements:
Report of Independent Accountants                                  F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998       F-2
Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                F-4
Consolidated Statements of Stockholders' Equity (Deficiency)
   for the years ended December 31, 1999, 1998 and 1997            F-6
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                F-7
Notes to Consolidated Financial Statements                         F-9
a)(2)   Consolidated Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts                    F-33

All other schedules are omitted because the required information is not present or is not required.

(a)(3) Exhibits

        The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
No.                     Description

2.1 Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 30, 1998.)

2.2 Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by reference to Exhibit
                        (c)(1) to Schedule 14D-1 filed by Inamed
                        Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)

3.1 Registrant's Restated Certificate of Incorporation, as amended December 22, 1998. [Incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10- K for the year ended December 31, 1998 (Commission File No. 1-9741).]

3.2 Registrant's By-Laws, as amended December 22, 1998 [Incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-9741).]

4.1 Specimen Stock Certificate for Inamed Corporation Common Stock, par value $0.01 per share. [Incorporated herein by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7101).]

4.2                     Form of Registration Rights Agreement.
                        (Incorporated herein by reference to Exhibit 10.6 of the Company's Financial Report on Form 10-K for the year ended December 31, 1997.)

4.3 Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of the Company's Current Report on Form 8-K filed with the Commission on October 15, 1998.)

4.4 Registration Rights Agreement by and between Inamed Corporation and Santa Barbara Bank and Trust, as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.9 of the Company's Current Report on Form 8-K filed with the Commission on November 19, 1998.)

4.5 Amended and Restated Rights Agreement, dated as of November 16, 1999, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on November 19, 1999.)

4.6 Form of Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 1999, by and among Inamed Corporation, Appaloosa Management L.P. and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 30, 1999.)

10.1                    Form of Inamed Corporation 4% Convertible
                        Debenture. (Incorporated herein by reference to Exhibit 10.5 of the Company's Financial Report on Form 10-K for the year ended December 31, 1996.)

10.2                    Form of Convertible Debenture Agreement.
                        (Incorporated herein by reference to Exhibit 10.7 of the Company's Financial Report on Form 10-K for the year ended December 31, 1996.)

10.3 Loan Agreement, dated as of September 1, 1999, by and among Inamed Corporation and Inamed Acquisition Corporation, as Borrowers, the Initial Lenders named therein, as Initial Lenders, and Ableco Finance LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on September 15, 1999.)

10.4 Employment Agreement, dated January 23, 1998, by and between Richard G. Babbitt and Inamed Corporation and other related agreements. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on November 19, 1999.)

10.5 Employment Agreement, dated January 22, 1998, by and between Ilan K. Reich and Inamed Corporation and other related agreements. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on November 19, 1999.)

10.6                    Form of Warrant for Senior Executive Officers.
                        (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on November 19, 1999).

21                      Registrant's Subsidiaries.

23.2                    Consent of BDO Seidman, LLP.

23.3                    Consent of Ernst & Young LLP, independent auditors.

24                      Power of Attorney.

27                      Financial Data Schedule.

99.1 Order and Final Judgment Certifying Inamed Settlement Class, Approving Class Settlement, and Dismissing Claims against Inamed and Released Parties dated February 1, 1999. [Incorporated herein by reference to Exhibit 99.1 of the Company's Financial Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-9741).]

99.2 Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings and Imposing a Cease-and-Desist Order dated August 17, 1999 (Administrative Proceeding File No. 3-9976).

99.3                    Offer of Settlement of Inamed Corporation dated
                        July 21, 1999.


  (b)   Current Reports  on Form 8-K

                Form 8-K dated February 1, 1999
                Form 8-K dated March 4, 1999
                Form 8-K dated March 19, 1999
                Form 8-K dated April 2, 1999
                Form 8-K dated May 10, 1999
                Form 8-K dated September 15, 1999
                Form 8-K dated November 19, 1999
                Form 8-K dated December 30, 1999


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                          INAMED CORPORATION

                                          By: /s/ Richard G. Babbitt
                                              -----------------------------
                                              Richard G. Babbitt,
                                              Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the date indicated.


/s/ Richard G. Babbitt         Chairman of the Board of         March 30, 2000
                               Directors and Chief Executive
                               Officer (Principal Executive
                                        Officer)

/s/ James E. Bolin              Director                        March 30, 2000

/s/ John F. Doyle               Director                        March 30, 2000

/s/ Malcolm R. Currie, PhD      Director                        March 30, 2000

/s/ Ilan K. Reich               Director, President and         March 30, 2000
                                Co-Chief Executive Officer

/s/ Mitchell S Rosenthal, MD    Director                        March 30, 2000

/s/ David A. Tepper             Director                        March 30, 2000

/s/ Michael J. Doty             Senior Vice President           March 30, 2000
                                and Chief Financial
                                Officer (Principal
                                Financial and
                                Accounting Officer)



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
Inamed Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Inamed Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 31, 1999.


BDO Seidman, LLP

New York, New York
January 21, 2000, except
with respect to Note 5(c),
which is as of February 1, 2000

                                                 INAMED CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets


                                                                                   December 31,
Assets                                                                   1999                     1998
Current Assets:
        Cash and cash equivalents                                        $17,519                  $11,873
        Trade accounts receivable, net of allowances for
           doubtful accounts and returns of $6,425
           and $6,158                                                     44,379                   23,169
        Inventories                                                       25,332                   17,855
        Prepaid expenses and other current assets                          4,660                    1,337
        Tax refund receivable                                                220                      726
        Deferred income taxes                                             32,794                    8,000

        Total current assets                                             124,904                   62,960

Property and equipment, at cost:
        Machinery and equipment                                           21,568                   14,170
        Furniture and fixtures                                             6,377                    3,418
        Leasehold improvements                                            14,570                   11,986
                                                                          42,515                   29,574
Less, accumulated depreciation and amortization                          (18,405)                 (16,751)
        Net property and equipment                                        24,110                   12,823

Notes receivable, net of allowances of $467                                2,681                    2,769

Intangible assets, net                                                   142,335                    1,015

Other assets                                                              15,409                    1,140

Total assets                                                            $309,439                  $80,707



See accompanying notes to consolidated financial statements.


                                        INAMED CORPORATION AND SUBSIDIARIES

                                                Consolidated Balance Sheets


                                                           December 31,
                                                        1999            1998

        Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
        Current installments of long-term
     debt and capital leases                          $     54          $     51
        Notes payable to bank                              1,079           1,186
        Accounts payable                                  16,716          12,226
        Accrued liabilities:
             Salaries, wages, and payroll taxes            8,369           2,681
             Interest                                      1,211           2,032
             Self-insurance                                5,102           3,649
        Acquisition and integration costs                 16,055              --
             Other                                         5,130           4,523
        Royalties payable                                  4,813           5,061
        Acquired liabilities                               7,724              --
        Income taxes payable                              18,729           1,318
        Accrued litigation                                 2,450           5,721
        Note payable, escrow agent                            --          25,500
        Total current liabilities                         87,432          63,948

Long-term debt and capital leases                         77,196          27,767

Acquired liabilities                                       5,448              --

Long-term acquisition and integration costs                1,745              --

Deferred grant income                                      2,019           1,235

Deferred income taxes                                      1,478             382

Redeemable common stock, $.01 par value
        426,323 shares issued and outstanding
        stated at redemption value $7.04 per share            --           3,000

Stockholders'  equity (deficiency):
        Common stock, $.01 par value.  Authorized 25,000,000
            shares; issued and outstanding 20,200,114
            and 11,010,290                                   202             110
        Additional paid-in capital                       152,779          37,605
        Accumulated other comprehensive adjustments       (4,005)            269
        Accumulated deficit                              (14,855)        (53,609)
        Stockholders' equity (deficiency)                134,121         (15,625)
Total liabilities and stockholders' equity              $309,479        $ 80,707

See accompanying notes to consolidated financial statements.

                                        INAMED CORPORATION AND SUBSIDIARIES

                                        Consolidated Statements of Operations

                                Years ended December 31, 1999, 1998 and 1997

                                             1999          1998          1997

Net sales                                    $  189,295    $  131,566    $  106,381
Cost of goods sold                               57,553        47,954        37,643
        Gross profit                            131,742        83,612        68,738
Operating expense:
        Marketing                                43,119        33,364        30,002
        General and administrative               32,890        27,839        33,210
        Research and development                 10,324         9,366         8,863
        Restructuring expense                        --         4,202            --
    Amortization of intangible
    assets                                        1,661           374           240
                                             ----------     ---------     ---------
        Total operating expenses                 87,994        75,145        72,315

        Operating profit (loss)                  43,748         8,467        (3,577)
Other income (expense):
        Litigation settlement                        --            --      ( 28,150)
        Net interest expense and
    debt costs                                  (13,080)       (3,812)       (6,173)
        Foreign currency transactions
    gains (losses)                                  255           686        (1,796)
        Royalty income and other                  1,371            --            --
Other expense                                   (11,454)       (3,126)      (36,119)

Income (loss) before income tax
   expense (benefit) and
   extraordinary charges                         32,294         5,341       (39,696)
Income tax (benefit) expense                     (6,460)       (8,432)        1,881
Income (loss) before
   extraordinary charges                         38,754        13,773       (41,577)
Extraordinary charges                                --        (1,800)           --
Net income (loss)                             $  38,754     $  11,973      $(41,577)

See accompanying notes to consolidated financial statements.

                                INAMED CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations, continued

                                                      1999          1998         1997
Income (loss) before extraordinary charges
   per share of common stock
        Basic                                       $   2.51      $  1.33    $   (4.97)
        Diluted                                     $   2.03      $  1.05    $   (4.97)
Loss from extraordinary charges
   per share of common stock
        Basic                                       $  (0.00)     $ (0.18)   $   (0.00)
        Diluted                                     $  (0.00)     $ (0.13)   $   (0.00)
Net income (loss) per share of common stock
        Basic                                       $   2.51      $  1.15    $   (4.97)
        Diluted                                     $   2.03      $  0.92    $   (4.97)

Weighted average shares outstanding:
        Basic                                       15,466,232      10,387,163  8,371,399
        Diluted                                     19,058,287      14,185,244  8,371,399

See accompanying notes to consolidated financial statements.

        Accumulated                             Total
                                                         Additional      Other                         Shareholders'
                                Common Stock              Paid In       Comprehensive   Accumulated     Equity
                                Shares       Amount       Capital       Adjustments     Deficit         (Deficiency)


January 1, 1997                8,037           80         13,586         431            (24,005)            (9,908)
Comprehensive income:
 Net income                       --           --             --          --            (41,577)           (41,577)
 Transition adjustment            --           --             --        (654)                --               (654)
 Total comprehensive
  Income                          --           --             --          --                 --            (42,231)
Repurchases and
  Retirement of
  Common Stock                   (11)          --            (55)         --                 --                (55)
Issuance of common stock
(exercise of stock options)       71            1            102          --                 --                103
Issuance of common stock
(conversions of debt to
 equity)                         616            6          2,261          --                 --              2,267
Issuance of common stock
(waiver of covenant
 defaults)                       172            2          1,415          --                 --              1,417
Issuance of warrants &
   Options                        --           --          1,718          --                 --              1,718

Balance, December 31,
1997                           8,885           89         19,027        (223)           (65,582)           (46,689)

Comprehensive income
   (loss):
   Net income                     --           --             --          --             11,973             11,973
   Translation adjustment         --           --             --         492                 --                492
   Total comprehensive
    Income                        --           --             --          --                 --             12,645
Issuance of common stock
   (Exercise of stock
    Options)                      33           --             47          --                 --                 47
Issuance of common stock
  (conversions of debt
   to equity)                  1,990           20         15,188          --                 --             15,208
Issuance of common stock         102            1            555          --                 --                556
Issuance of Warrants &
   Options                        --           --          2,788          --                 --              2,788

Balance, December 31,
   1998                       11,010          110         37,605         269            (53,609)           (15,625)

Comprehensive income
   (loss):                        --           --             --          --             38,754             38,754
   Translation adjustment         --           --             --      (4,274)                --             (4,274)
   Total comprehensive
     Income                       --           --             --          --                 --             34,480
Repurchase and retirement
   Of stock                      (1)           --             --          --                 --                 --
Issuance of common
  stock
   (exercise of
    stock options
    and warrants)               375             4             10          --                 --                 14
Issuance of common
  stock
   (conversions of debt
   to equity)                 1,717            17         10,683          --                 --             10,700
Issuance of common
  stock
   (exercise of
   warrants)                  3,723            37         23,203          --                 --             23,240
Issuance of common
stock
   (equity offering)          2,950            30         78,282          --                 --             78,312
Issuance of common
  stock
   (settlement of
   litigation)                  426             4          2,996          --                 --              3,000

Balance, December 31,
   1999                      20,200         $ 202      $ 152,779     $(4,005)          $(14,855)          $134,121

See accompanying notes to consolidated financial statements



INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 1999, 1998 and 1997

                                                   1999                1998            1997
Cash flows from operating activities:
Net income (loss)                               $  38,754            $  11,973       $(41,577)
        Net  cash provided by (used for)
             operating activities:
        Depreciation and amortization               7,477                3,769          2,379
        Non-cash debt costs                         1,977                2,538          1,487
        Non-cash compensation                         160                  250            231
        Provision (credits) for doubtful accounts,
             notes and returns                        (81)                 936           (785)
        Provision for obsolescence of inventory     1,142                  156            264
        Deferred income taxes                      (8,147)              (8,104)           (35)
        Changes in current assets and liabilities:
        Trade accounts receivable                  (8,361)              (9,471)        (3,265)
        Notes receivable                               88                 (150)          (101)
                Inventories                         1,407                5,659         (4,491)
                Prepaid expenses and other
           current assets                          (2,785)                (174)          (294)
        Other assets                                 (568)                (636)          (105)
        Accounts payable, accrued and other
           liabilities                             (2,336)                 633          3,116
        Income taxes payable                        3,801               (1,612)         1,091
        Accrued litigation settlement              (3,271)              (3,114)        28,183
                                                  _________             _________      _________
        Net cash provided by (used
           for) operating activities               29,257                2,653        (13,902)
                                                  _________             _________      _________
Cash flows from investing activities:
    Disposal of fixed assets                           --                1,621             --
        Purchase of Collagen, net of cash
           acquired                              (137,969)                  --             --
     Investment in ATS                            (10,000)                  --             --
        Purchase of property and equipment         (6,106)              (3,678)        (5,106)
                                                  _________             _________       _________
        Net cash used in
           investing activities                  (154,075)              (2,057)        (5,106)
                                                  _________             _________       _________

Continued
INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)


                                                                1999                         1998                        1997
        Cash flows from financing activities:
        Restricted cash in escrow for litigation
           settlement                                         $      --                 $    --                      $ 14,796
        Increases in notes payable and long-
           term debt                                            155,000                     638                            --
        Increases in convertible notes payable
    and debentures payable                                           --                   8,000                         5,648
        Principal repayment of notes payable
            and long-term debt                                 (120,475)                     --                       (13,816)
        Decrease in related party receivables                        --                     128                           105
        Increase in related party payables                           --                   1,038                         8,813
        Grants received, gross                                      784                     308                            --
     Issuance of common stock                                   102,429                     104                            48
     Redemption of common stock                                  (3,000)                     --                            --
Net cash provided by financing activities                       134,738                  10,216                        15,594
Effect of exchange rate changes on cash                          (4,274)                   (885)                        4,437
Net increase in cash
   and cash equivalents                                           5,646                   9,927                         1,023

Cash and cash equivalents at beginning of
        year                                                     11,873                   1,946                           923
Cash and cash equivalents at end of year                       $ 17,519             $    11,873                      $  1,946

Supplemental disclosure of cash flow
    information:
        Cash paid during the year for:
        Interest                                               $ 12,653             $     4,562                      $  3,745

        Income taxes                                           $  1,653             $     1,138                      $    988



See accompanying notes to consolidated financial statements.



(1)     Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Inamed Corporation and each of its wholly-owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

The Company

     Inamed Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): U.S. Plastic Surgery and Aesthetic Medicine (consisting primarily of McGhan Medical Corporation, which develops, manufactures and sells medical devices and components for breast implants and facial aesthetics); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting primarily of a manufacturing company based in Ireland - McGhan Limited - and sales subsidiaries in various countries, including The Netherlands, Germany, Italy, United Kingdom, France, Spain, Australia and Japan, which sell products for both the plastic, aesthetics and bariatric surgery fields).

Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS No. 48"). Revenues are recorded net of estimated returns and allowances when product is shipped. The Company ships product with the right of return and has provided an estimate of the allowance for returns based on historical returns. Because management can reasonably estimate future returns, the product prices are substantially fixed and the Company recognizes net sales when the product is shipped. The estimated allowance for returns is based on the historical trend of returns and year-to-date sales.

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

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred.

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lives of the leases, whichever is shorter

Intangible and Long-Term Assets

     Intangible and long-term assets are stated at cost less accumulated amortization, and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 30 years.

     The Company classifies as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. The Company periodically evaluates the realizability of long-lived assets and goodwill in accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non- discounted future operating cash flows derived from such assets are less than their carrying value. Impairment of long-lived assets is measured by the difference between the non- discounted future cash flows expected to be generated from the long-lived asset against the carrying value of the long-lived asset. Based upon its most recent analysis, no impairment of long-lived assets exists at December 31, 1999.

Research and Development

Research and development costs are expensed when incurred.

Advertising costs

Advertising costs are charged to operations in the year incurred and totaled approximately $2,839, $677 and $426 in 1999, 1998 and 1997, respectively.

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

                     Computation of Per Share Earnings

                                   Year Ended December 31,
                                   1999            1998

Diluted:

Net income                         $38,754          $11,973

Interest and convertible debt
        assuming conversion at
        beginning of the year           --           1,112
                                 _________       _________

Net income for diluted
        calculation                $38,754       $  13,085
                                 =========       =========

Weighted average shares
        outstanding                 15,466          10,387

Shares outstanding assuming
        conversion at the beginning
        of the year:
                Convertible debt        --           3,317
                Stock options        1,187( )          192
                Warrants             4,299           1,723(1)

Less assumed repurchase of
        Shares                      (1,894)         (1,434)

Shares outstanding                  19,058          14,185
                                    =========       =========
Per share amount
        Basic                        $2.51           $1.15
        Diluted                      $2.03           $0.92

Foreign Currency

     The functional currencies of the Company's foreign subsidiaries are their local currencies, and accordingly, the assets and liabilities of these foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses have been translated at the average rate of exchange in effect during the periods. For the year ended December 31, 1999, the foreign subsidiaries have incurred significant intercompany debts, which are denominated in various foreign currencies. The translation of the intercompany debts resulted in foreign currency exchange gains (losses) of $255, $686 and ($1,796) in 1999, 1998 and 1997, respectively. Unrealized translation adjustments are included in the accumulated other comprehensive adjustments account as a component of stockholders' equity (deficiency), while transaction gains and losses are reflected in the consolidated statement of operations. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

Stock-Based Compensation

     The Company has adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), as of December 31, 1996. Pro-forma information regarding net income and earnings per share using the fair value method is required by SFAS No. 123.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. At December 31, 1999, a total of $10,700 was invested in short-term deposits maturing in thirty days or less.

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

        Accounting for Derivative Instruments and Hedging Activities

     The Company has not engaged in any material hedging activity. Thus the effect of implementing SFAS No. 133 has been determined to be immaterial.


(2) Accounts and Notes Receivable

        Accounts and notes receivable consist of the following:

                                                 December 31,
                                              1999          1998

        Accounts receivable                $  50,804       $  29,327
        Allowance for doubtful accounts       (1,805)         (1,402)
        Allowance for returns and credits     (4,620)         (4,756)
                                           _________        _________

        Net accounts receivable            $  44,379       $  23,169

        Notes receivable                   $   3,148       $   3,236
        Allowance for doubtful notes            (467)           (467)
                                           _________       _________

        Net notes receivable               $   2,681       $   2,769

(3)     Inventories

        Inventories are summarized as follows:

                                     December 31,
                               1999               1998

        Raw materials       $    7,409         $    3,764
        Work in progress         7,179              3,931
        Finished goods          13,545             11,329
                                _________       _________

                                28,133            19,024
        Less allowance for
        obsolescence            (2,801)           (1,169)
                                _________       _________

                            $   25,332         $  17,855

(4)     Intangible Assets

                                     December 31,            December 31,
                                        1999                    1998

        Goodwill                       $137,323              $   1,785
        Patents, trademarks              11,315                  2,640
        Other                               735                    697
                                        149,373                  5,122
        Less accumulated depreciation    (7,038)                (4,107)
                                       $142,335              $   1,015

     Goodwill represents the excess of the purchase price of the Collagen acquisition over the fair value of identifiable net assets acquired.

(5)     Long Term Debt and Capital Leases

        Long-term debt is summarized as follows:

                                                       December 31,
                                                  1999                1998

10% Senior Secured Note
   payable, maturing September,
   2000, interest payable
   quarterly, December 31,
   March 31, June 30, and
   September 30 (a)                              $        --       $  7,948

11% Senior Secured Convertible
   Note payable, maturing
   September, 2000, interest payable
   quarterly, January 1, April 1,
   July 1, and October 1 (b)                              --             57

11% Junior Secured Note payable,
   maturing September, 2000,
   interest payable quarterly,
   January 1, April 1, July 1,
   and October 1 (b)                                      --         19,549

12% Bridge Notes payable,
   maturing May 2000 interest
   payable monthly (c)                                77,035            --

Capital lease obligations,
   collateralized by related
   equipment                                             215           264

                                                      77,250        27,818

Less, current installments                               (54)          (51)
                                                      _______      ________
                                                     $77,196       $27,767


     (a) In September 1998, $8 million of proceeds were received from the issuance of the Company's 10% senior secured notes. Under the terms of that loan, $3 million was placed in a court- supervised escrow account which was used to satisfy the Company's deposit obligation under the settlement agreement for the breast implant litigation, and the balance was reserved for allocation to specific working capital and capital expenditure projects. Along with the debt, the Company issued 590,000 warrants which resulted in a $52 charge to debt costs. The Company redeemed all 10% percent senior notes on September 1, 1999.

     (b) In January 1996, $35,000 of proceeds were received upon the issuance of 11% senior secured convertible notes, due March 31, 1999, in a private placement transaction. Of that amount, $14,800 was placed in an escrow account to be released within one year, following court approval of a mandatory, non-opt-out class settlement of the breast implant litigation. Inasmuch as that condition was not met, in July 1997 the Company returned those escrowed funds to the senior Noteholders, in exchange for warrants to purchase $13,900 of common stock at $8.00 per share (subsequently adjusted to $7.50 per share), resulting in a charge of $864 to debt costs for 1997. In September 1998, the Company and the senior Noteholders agreed to extend the maturity of this debt from March 31, 1999 to September 30, 2000 and to exchange 100% of this debt for non- convertible 11% junior secured debt and warrants to purchase common stock at $5.50 per share. The Company recorded an extraordinary charge of $1,800 net of taxes of $1,200 related to the exchange of the 11% senior secured convertible notes for non-convertible junior secured debt and warrants. At December 31, 1998, $19.5 million of the 11% junior notes were outstanding. All 11% junior notes that remained outstanding as of September 1, 1999 were redeemed on that date.

     (c) In September, 1999 the Company issued senior secured bridge notes in an aggregate principal amount of $155.0 million. The proceeds, in addition to $23.8 million of cash on hand, were used to acquire Collagen Aesthetics, Inc. (See Note 18) and repay $16.9 million of Company debt.

     The bridge notes were secured by perfected first priority liens on, and security interests in, substantially all of the assets of the Company, substantially all of the stock and assets of the Company's domestic subsidiaries, including the stock and assets of Collagen and its domestic subsidiaries, and 65% of the outstanding capital stock of the Company's foreign subsidiaries. They were guaranteed on a senior basis by all of the Company's material U.S. subsidiaries, including Collagen and its material U.S. subsidiaries.

     The bridge notes bore interest initially at a margin of 600 basis points over the 30-day London Interbank Offered Rate (LIBOR). Under the applicable loan agreements, the margin increased 100 basis points on the three-month anniversary of the issuance.

     In connection with the bridge loan facility, the Company paid financing fees of $5,425 (3-1/2 points on principal), which were amortized as the bridge notes were paid down. Under the terms of the facility, the Company was permitted to prepay the bridge notes, at par plus accrued interest plus $1,550 (an additional point on principal). The Company has accrued this additional point and is amortizing it as the bridge notes are paid down. As of December 31, 1999 the Company has unamortized financing costs of $1,962 recorded in prepaid expensesand other current assets and has expensed $5,049, which is recorded in net interest expense and debt cost.

     In November 1999, the Company completed a public offering of 2.95 million primary shares of common stock and 500,000 secondary shares on behalf of selling shareholders, at $29 per share. The net proceeds to the Company of $78 million were used to retire a comparable amount of the bridge loan.

     In February 2000, the Company obtained a $107.5 million five-year credit facility and repaid the remaining $77 million bridge loan balance.

     The term loans, advances under the revolving facility and the other loans will bear interest at the rate of either (i) the one, two, three or six-month LIBOR plus an applicable margin of 3.75% or (ii) prime rate plus an applicable margin of 2.l75%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loans, revolving loans and other loans are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

        The aggregate installments of long-term debt and capital leases as of December 31, 1999 are as follows:

                                        Year ending December 31:

                                      2000              $     54
                                      2001                    60
                                      2002                    57
                                      2003                    27
                                      2004                77,035
                                                        $ 77,233

(6)     Deferred Grant Income

     Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the years ended December 31, 1999, 1998 and 1997 was approximately $110, $110 and $454, respectively.

     IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company could be liable for the amount of approximately $958 at December 31, 1999.

(7)     Income Taxes

The following summarizes the provision for income taxes:

Year ended December 31,1999

Current
        Federal                         $     0
        State and local                       0
        Foreign                           2,441
                                         (2,441)
Deferred
        Federal                         $(7,565)
        State and local                  (1,336)
        Foreign                               0
                                         (8,901)

Provision for income taxes              $(6,460)

     Income tax benefit for 1998 of $8,432 primarily pertains to a $12,664 reduction of the valuation allowance on deferred tax assets.

     Income tax expense for 1997 pertains primarily to foreign operations. The Company recorded a provision in 1997 for foreign taxes of $1,000 related to the planned capitalization of intercompany balances with foreign subsidiaries.

     The domestic and foreign components of income before provision for income taxes were as follows:

Year ended December 31,1999

United States                   $14,593
Foreign                          17,701
                                $32,294


     The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year ended December 31,1999

Provision for Federal income taxes
        at the statutory rate                             $10,980
State and local income taxes, net
        of federal benefit                                  1,938
Amortization of Goodwill                                      662
Benefit of lower foreign tax brackets                      (4,640)
Other items, net                                               78
Change in deferred tax valuation
        allowance                                         (15,478)
Provision for income taxes                                $(6,460)

     The 1998 tax benefit differs from the amount computed using the Federal statutory income tax rate due to the utilization of NOL's to offset current years taxable income and the recording of a $8,000 deferred tax asset.

     The 1997 tax benefit differs from the amount computed using the Federal statutory income tax rate due to unprofitable operations and a 100% valuation allowance on deferred tax assets.

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $23,387 at December 31, 1999.

The Company currently has a net operating loss (NOL) for Federal Income Tax reporting purposes of approximately $26,495 expiring in 2019.

     The Company has federal tax credit carryforwards of approximately $1,959 and state net operation loss ("NOL") and credit carryforwards of approximately $6,686 and $798, respectively. The federal credit carryforward amounts will expire in various years beginning in 2008. If the Company has a change in ownership as defined by Internal Revenue Code
Section 382, use of these carryforward amounts could be limited.


     The primary components of temporary differences which compose the Company's net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                December 31,       December 31,
                                                   1999               1998
        Current deferred tax assets (liability):
        Allowance for returns                       $  2,062        $  1,618
        Allowance for doubtful
           accounts                                      671             103
        Allowance for inventory
           obsolescence                                  704             402
        Accrued liabilities                            3,862           2,097
        Allowance for doubtful notes                     187             187
        Litigation reserve                                --          13,781
        Net operating losses and
           credits                                     13,911          2,996
        Debt costs                                        (71)         1,646
        Acquisition and integration
           costs                                        7,093             --
        Deferred costs                                    432             --
        Accrued disposal costs                          3,294             --
        Uniform capitalization
           adjustments                                    649            648
        Deferred tax assets                            32,794         23,478
        Valuation allowance                                --        (15,478)
        Deferred tax assets                          $ 32,794       $  8,000

                Non-current deferred tax liability:

        Depreciation            $344    --
        Other           1,134   $ 382
                Deferred tax liabilities         $ 1,478          $ 382

     The Company has released the $15,478 allowance on the deferred tax assets at December 31, 1999 based on future short-term income projections and profitable operations.

(8)     Royalties

     The Company has obtained the right to produce, use and sell patented technology through various license agreements. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements was approximately $5,318, $6,626 and $5,689 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

(9)     Stockholders' Equity

     The Company has adopted several stock option plans. At December 31, 1999, under the terms of all director, officer and employee plans, 1,509,450 shares of common stock were reserved for issuance.


     Activity under these plans for the years ended December 31, 1999, 1998 and 1997:

                                               1999                             1998                        1997
                                              Wgtd.Avg.                      Wgtd.Avg.                  Wgtd. Avg.
                                  Shares     Exer.Price          Shares     Exer.Price       Shares    Exer.Price

Options outstanding
at beginning of year             510,000     $    5.95            71,500      $ 2.46          115,000        $1.46
Granted                          920,000         19.16           470,000        6.18           30,000         3.81
Exercised                        (70,550)         6.00           (30,000)       1.45          (73,500)        1.45
Expired                          (24,166)         6.50            (1,500)       2.49               --           --
                                 --------        -----           --------     ------          -------        -----
Options outstanding
  at end of year               1,335,284         15.07           510,000        5.95           71,500         2.46


Options exercisable
   at end of year                144,450          5.75            60,000        2.63           71,500         2.46


     The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding                                     Options Exercisable
                                Weighted
Range of               Average          Weighted               Weighted
Exercise                Number          Remaining               Average                 Number          Average
Prices               Outstanding     Contractual Life        Exercise Price          Exercisable     Exercise Price

$1.45                   30,000          5.39                   $1.45                  22,500              $1.45
3.75 to 3.875           10,000          7.47                    3.81                  10,000               3.81
6.50                   385,284          8.80                    6.50                 106,950               6.50
13 to 24.75            910,000          9.69                   19.16                   5,000               13.00

                     1,335,284          9.33                  $15.07                 144,450               $5.75



The Company applies Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for 1999 and 1998. The effect on proforma net income and earnings per share for 1997 is immaterial.

                                                   1999            1998

Net income                                      $36,151         $10,618
Net income per common share
        Basic                                     $2.34           $1.02
        Diluted                                   $1.90           $0.75

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividends paid for all years; expected volatility of 34.4%; risk-free interest rates ranging from 5.82% to 4.9%; and expected lives ranging from 2 years to 10 years. For 1998: no dividends paid for all years; expected volatility of 34.8%; risk-free interest rates ranging from 5.71% to 4.06%; and expected lives ranging from 0.58 years to 9 years. For 1997: no dividends paid for all years; expected volatility of 34.8%;
risk-free interest rates ranging from 6.17% to 5.87%; and expected lives ranging from 2.6 years to 6.7 years.

In 1999, the Company issued 47,500 warrants to officers of the Company.

In 1998, the Company issued 4,750,916 warrants in connection with the restructuring of the 11% junior secured notes and the issuance of the 10% senior secured notes. In addition, the Company issued 260,000 warrants in connection with the conversion of its 10.5% subordinated note into equity. Compensatory warrants totaling 995,000 were issued during 1998; 845,000 to executive officers and 150,000 to non-employee directors.

In 1997, the Company issued 1,846,071 warrants in connection with the restructuring of the $35,000 convertible debt and 500,000 warrants in connection with the issuance of the $6,200 convertible debenture.
Compensatory warrants totaling 175,000 were also issued to non-employee directors.

In 1999, 1998 and 1997, the Company has recorded $0, $2,538 and $1,487, respectively, as interest and other debt costs and $0, $250 and $231, respectively, as compensation expense for warrants issued to executives.


  Shares  Exercise Price          Expiration Date Fair Market Value
on Grant Date

1999
Warrants granted in 1999                   25,000       $13.00                  May 2, 2009             $   60,695
Warrants granted in 1999                   22,500        12.50                  May 31, 2009                84,743

1998
Warrants granted in 1998                  400,000       $ 3.95                  January 22, 2008        $  769,000
Warrants granted in 1998                  400,000         3.525                 January 31, 2008           726,000
Warrants granted in 1998                  150,000         5.51                  March 4, 2005              211,000
Warrants granted in 1998                   25,000         5.51                  March 15, 2005              60,000
Warrants granted in 1998                   20,000         5.51                  July 29, 20008              40,000
Warrants granted in 1998                  260,000        12.40                  July 8, 2002               330,000
Warrants granted in 1998                  500,001         7.50                  September 1, 2000          356,000
Warrants granted in 1998                  590,000         6.50                  September 1, 2002           52,000
Warrants granted in 1998                3,660,915         5.50                  Septemer 1, 2002         3,000,000

1997
Warrants granted in 1997                1,846,071       $ 7.50                  March 30, 2000             864,000
Warrants granted in 1997                  500,000         9.81                  January 15, 2000           623,000
Warrants granted in 1997                  175,000-        5.51                  April 1, 2004              180,000

The exercise price of all options outstanding under the stock option plans range from $1.45 to $24.75 per share.
All options exercised in 1999, 1998 and 1997 were exercised at a price range from $1.45 to $13.25. At December 31, 1999, there were 128,066 shares available for future grant under these plans. In certain instances, the Company has granted options at strike prices which were, below the fair market value of the common stock at the date of grant. In each such case, the Company recorded compensation expense for the difference between the fair market value and the exercise price of the related outstanding options.

In 1993, the Company adopted a Non-Employee Director Stock
Option Plan (the "1993 Plan") which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to the 1993 Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional
5,000 shares of common stock on each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten (10) years after the option grant date and vest in full one year from grant date. A total of 30,000 options to purchase shares were issued during 1997 under this plan and the Company recorded stock compensation expense of $51.0 for this issuance. No options were issued in 1998. In 1999, options to purchase 30,000 shares were issued under the 1993 Plan. At December 31, 1999, there were 85,000 options available for future grant under the 1993 Plan.

In 1998, the Company adopted a non-qualified stock option plan (the "1998 Plan"). Under the terms of the 1998 Plan,
450,000 shares of common stock were reserved for issuance to key employees. In 1998, 440,000 options to purchase shares were granted to approximately 70 employees under the 1998 Plan at $6.50 per share. The current market price of the Company's common stock at that time was $5.8125. The options are exercisable for ten (10) years after the option grant date and vest ratably over three (3) years. No options were granted in 1999 under the 1998 Plan. At
December 31, 1999, there were 29,166 options available for future grant under the 1998 Plan.

In 1999, the Company adopted a non-qualified stock option program (the "1999 Program"). Under the terms of the 1999
Program, 900,000 shares of common stock have been reserved for issuance to key employees. In 1999, options to purchase 900,000 shares were granted to 21 officers of the Company and its subsidiaries and a $160 compensation charge was recorded. The majority of the 900,000 options were issued out of money at exercise prices of $15.50 (382,832 shares), $20.00 (283,334 shares) and $24.75 (233,834
shares). The options are exercisable for ten (10) years after the option grant date and vest ratably over three (3) years.

In 1999, the Company adopted a Director Stock Election Plan
(the "Stock Election Plan").  Under the terms of the Stock
Election Plan, non-employee directors are allowed the opportunity to receive shares of common stock in lieu of cash compensation owed to them as a result of their service on the Company's Board of Directors. Under the terms of the Stock Election Plan, 50,000 shares of common stock have been reserved for issuance to non-employee directors. In
1999, no shares were issued under the Stock Election Plan.

In 1997, the Company was in default of certain covenants of the 4% Convertible Debentures due January 30, 2000, which required the Company to reduce the conversion price by 6%. In addition, the Company incurred 3% liquidated damages per month on the outstanding principal balance. These transactions resulted in $396 and $1,202 of debt and interest expenses in 1997. As of April 6, 1998, all of these debentures had been converted into an aggregate of 1,724,017 shares of common stock at prices ranging from $2.60 to $4.44 per share.

In April 1997 and continuing through January 1998, an entity controlled by the Company's former Chairman loaned $9,900 to the Company to provide it with working capital to fund its operations. In July 1998, the Company and its former chairman agreed to convert all of this debt (including accrued interest computed at 10.5% per annum) into 860,000 shares of the Company's common stock and a warrant to purchase 260,000 shares of the Company's common stock at $12.40 per share. At the time, the Company's common stock was trading at approximately $7.50 per share.

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5,440,000 new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received
$3 million of cash from its noteholders, which was used to purchase on their behalf the 426,000 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent compliance with or an exemption under Rule 144 (after the one-year holding period
) or an effective registration statement. In addition, the Company incurred a one-time $1,977 finance charge against earnings in connection with the exercise of warrants to fund the litigation settlement.


(10)    Geographic Segment Data

                                        U.S.          International    Elimination      Consolidated
Year ended December 31, 1999
        Net sales to unaffiliated
           customers                    $126,461        $ 62,834            --         $189,295
        Intersegment sales                11,267           2,892         $(14,159)          ---
        Total net sales                 $137,728        $ 65,726         $(14,159)     $189,295

        Operating profit                $ 44,016        $ 18,511              ---       $62,527
        General corporate expenses        (9,676)             --           (9,676)          ---
        Depreciation and amortization     (6,375)         (1,102)              --        (7,477)
        Net interest expense                  --              --               --       (13,080)

        Profit (loss) before income
             taxes and extraordinary
             charges                    $ 14,885        $ 17,409               --       $32,294

        Total Long-Lived Assets         $158,907        $  7,538               --      $166,445

Year ended December 31, 1998
        Net sales to unaffiliated
             customers                  $ 85,889        $ 45,677               --      $131,566
        Intersegment sales                 9,204          29,020         $(38,224)           --
        Total net sales                 $ 95,093        $ 74,697         $(38,224)     $131,566

        Operating profit                $ 20,071        $  3,845               --       $23,916
        General corporate expenses        (6,792)             --               --        (6,792)
        Restructuring expense                 --              --                         (4,202)
        Depreciation and amortization     (2,832)           (937)              --        (3,769)
        Net interest expense                  --              --               --        (3,812)
        Profit (loss) before income
             taxes and extraordinary
     charges                             $ 6,057         $  (716)              --        $5,341

        Total Long-Lived Assets          $ 8,184         $ 5,654               --       $13,838

Year ended December 31, 1997
        Net sales to unaffiliated
     Customers                           $66,778         $39,603               --      $106,381
        Intersegment sales                 7,857          33,785         $(41,642)           --
        Total net sales                  $74,635         $73,388         $(41,642)     $106,381

        Operating profit                 $ 1,101         $ 3,349               --        $4,450
        General corporate expenses        (7,444)             --               --        (7,444)
        Litigation settlement expense         --              --               --       (28,150)
        Depreciation and amortization     (2,025)           (354)              --        (2,379)
        Net interest expense                  --              --               --        (6,173)

        (Loss) profit before income
     taxes                              $(42,246)        $ 2,550               --      $(39,696)

        Total Long-Lived Assets          $ 9,912         $ 4,735               --       $14,647

     The international classification above includes The Netherlands, United Kingdom, Italy, France, Germany, Ireland, Spain, Japan and
Australia. The individual operations were not material and are therefore included in the international classification.

(11)    Related Party Transactions

     From April 1997 until January 1998, International Integrated
Industries, LLC ("Industries"), an entity affiliated with Mr. Donald K. McGhan, lent the Company an aggregate of $9.9 million, of which $8.8 million was included in liabilities at December 31, 1997. Prior to February 1998, Mr. McGhan was Chairman and Chief Executive Officer of the Company.

     After Industries began to lend those monies to the Company, Mr. McGhan represented to the Board of Directors that those funds were derived from personal financial resources. In early 1998, however, in connection with Mr. McGhan's unsuccessful efforts to negotiate a payment schedule for the interest and principal of the loan, Mr. McGhan for the first time advised other directors that approximately two-thirds of the monies lent by Industries to the Company were in fact derived from loans made to Industries by Medical Device Alliance, Inc. ("MDA"). MDA is a company formed by Mr. McGhan in 1995 primarily to develop and market various products for use in ultrasonic liposuction; the Company believes that Mr. McGhan raised at least $20 million for MDA from various outside investors through private placement transactions. The Company does not believe those outside investors were apprised of the loans from MDA to Industries; however, Mr. McGhan has asserted that the investment of those funds in a medical device company such as the Company was within the permitted scope of the proposed use of the funds when those investors made their investment. The Company's Board of Directors has been advised by legal counsel: (a) that the Company has no responsibility whatsoever to the outside investors in MDA for the monies which Mr. McGhan arranged to loan Industries, which in turn were loaned by Industries to the Company, and (b) that Mr. McGhan, as the controlling person of both MDA and Industries at the times those loans were made, is solely responsible to the outside investors in MDA for his actions with respect to those monies. Interest expense with respect to this note totaled $535 and $86 in 1998 and 1997.

     In July 1998, the Company and Mr. McGhan agreed to convert, and converted, all of the $9.9 million lent by Industries (including accrued interest computed at 10.5% per annum) into 860,000 shares of the common stock of the Company (the "Restricted Shares") and a warrant to purchase 260,000 shares at $12.40 per share (the "Warrant"). At the time, the Company's Common Stock was trading at approximately $7.50 per share. In addition, Mr. McGhan (on behalf of himself and his affiliates) agreed to a five-year standstill and voting agreement which restricts their ability to vote, sell or acquire their shares of Common Stock. Among other things the July 1998 agreement was intended to redress, and redressed, Mr. McGhan's breaches of fiduciary duty to the Company, committed in 1996-97.

     In 1997, the Company entered into an agreement to sublease from MDA on a month-to-month basis approximately 5,000 square feet of office space in Las Vegas for $10 per month. Donald K. McGhan was the Chairman of MDA. In July 1998 the Company vacated that office space. While it continues as a named party under the lease, in July 1998, Mr. McGhan placed 200,000 shares of Common Stock in escrow with the Company until such time as the Company is no longer liable under the terms of the lease. At the current market price for the Company's Common Stock, the value of the 200,000 shares substantially exceeds the Company's obligations under the lease.

     In 1996 and 1997, the Company performed administrative services for MDA and other related parties. The Company believes the value of these services is approximately $150. The reimbursement for these services was recognized as part of the July 1998 debt restructuring with Industries (See
Note 9).

     In 1997, the Company signed a distribution agreement with LySonix Inc., a subsidiary of MDA, to sell ultrasonic surgery equipment in the European and Latin American regions. Special incentive discounts were offered to the Company for the introduction of the product in 1997. Net sales in 1998 and 1999 were approximately $606 and $300. In 1998, the terms of the original agreement were revised so that the Company would obtain the goods on a consignment basis and not have an obligation with LySonix until the products were sold. The Company stopped selling LySonix machines in mid-1999.

     Included in general and administrative expense on the income statement in 1997 is $1,600 in aircraft rental expenses paid to Executive Flite Management, Inc., a company that is controlled by the family of Mr. Donald
K. McGhan. No signed contract exists and the Company was billed based on its usage. In 1998, the Company discontinued the use of such corporate aircraft. The Company incurred $140 during 1997 for flight related services with McGhan Management Corporation. Mr. Donald K. McGhan and his wife are the majority shareholders of McGhan Management Corporation.

     The Company believes it obtained full reimbursement for the foregoing aircraft rental and flight related services expenses through the July 1998 debt restructuring with Industries.

(12)     Employee Benefit Plans

     Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan (the "Plan") for all U.S. employees. Participants may contribute to the Plan and the Company may, at its discretion, match a percentage of the participant's contribution as specified in the Plan's provisions. Participants direct their own investments.

     Effective February 1, 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 10% of the participant's compensation. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $237, $292 and $303 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Certain other foreign subsidiaries sponsor defined benefit or defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $339, $189 and $125 for the years ended December 31, 1999, 1998 and 1997, respectively.

 (13)   Litigation

        Breast Implant Litigation

     Final Settlement on Litigation. Prior to the final settlement order issued by federal Judge Sam C. Pointer, Jr. of the U.S. District Court for the Northern District of Alabama, Southern Division, on February 1, 1999, the Company was a defendant in tens of thousands of state and federal court lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implant products (both silicone gel-filled and saline-filled) that were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed. The settlement order became final and non-appealable on March 3, 1999. In May 1999, the Company made the final payment in connection with the class action litigation using proceeds from its $31.1 million equity issuance.

     Current Product Liability Exposure. Currently, other than the Trilucent matters discussed below, the Company's product liability litigation relates largely to saline- filled products that were implanted after the 1992 FDA moratorium on silicone gel-filled implants went into effect. These cases are being handled in the ordinary course of business and are not expected to have a material financial impact on the Company.

     Outside the U.S., where the Company has been selling silicone gel-filled implants without interruption, and where the local tort systems do not encourage or allow contingency fee arrangements, the Company had only a minimal number of product liability lawsuits and no material financial exposure.

     Resolution of 3M Contractual Indemnity Claim. In connection with the breast implant litigation, 3M asserted against the Company a contractual indemnity provision which was part of the August 1984 transaction in which the Company's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998, the Company entered into a provisional agreement with 3M under which the Company agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by the Company's McGhan Medical subsidiary. The 3M agreement provides for release of 3M's indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

     Under the terms of the 3M agreement, as later amended in January 1999, the Company paid $3.0 million to 3M in February 1999. Also under the terms of the 3M agreement, the Company will assume limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1.0 million annually and $3 to 4.5 million in total, depending on the resolution of other cases which were not settled prior to the issuance of the final order.

     Ongoing Litigation Risks. Although the Company expects the breast implant litigation settlement to end as a practical matter the Company's involvement in the current mass product liability litigation in the U.S. over breast implants, there remain a number of ongoing litigation risks, including:

     Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the settlement even though it is now non- appealable. However, the typically permissible grounds for those attacks, in general, lack of jurisdiction or constitutionally inadequate class notice or representation, are significantly narrower than the grounds available on direct appeal.

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

     Breast implant litigation outside of the U.S. has, to date, been minimal, and the court has, with minor exceptions, rejected efforts by foreign plaintiffs to file suit in the U.S.

     Trilucent Implant Matters. On November 6, 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent breast implant, to Sierra Medical Technologies. Collagen accounted for LipoMatrix as a discontinued operation in its 1998 fiscal year. On March 8, 1999, the United Kingdom Medical Devices Agency (MDA) announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent implant in the United Kingdom. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who have received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. Subsequently, Lipomatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product.

     Collagen retained certain liabilities for Trilucent implants sold prior to November 6, 1998. Collagen also agreed with the United Kingdom National Health Service that, for a period of time, it would perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent implant and pay for explants for any United Kingdom women with confirmed Trilucent implant ruptures. Subsequent to acquiring Collagen, the Company elected to continue this voluntary program. Any swelling or inflammation relating to the Trilucent implants appears to resolve upon explantation. At June 30, 1999, Collagen increased by $11.5 million its provision for LipoMatrix as a discontinued operation in the U.K. The Company is a party to several lawsuits outside the United States brought by patients claiming damages from the Trilucent breast implant product, some of which have recently been settled. In the U.S., a total of 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997. No lawsuit has been filed and the Company has not received any notice of legal claim as a result of the implantation of any Trilucent breast implants in the U.S. Based on the acquisition related accruals and available insurance policies, the Company does not believe that it faces a material risk to operations from Trilucent.

Patent and License Litigation

     In February 1999, the Company and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak at the American Arbitration Association. Dr. Kuzmak alleges that, as of the date of filing of the arbitration, he was owed approximately $400,000 in unpaid royalties under a license agreement covering the Company's U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, the Company worked with Dr. Kuzmak, through the Company's subsidiary BioEnterics, in the development and improvement of gastric banding technology.

     The Company has denied all of the material allegations raised by Dr. Kuzmak and has asserted affirmative defenses and counterclaims, including noninfringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office.

     In addition, in February 1999, the Company filed an action in the U.S. District Court for the Central District of California against Dr. Kuzmak seeking a declaratory judgment of invalidity, unenforceability and non-infringement of the patents to which Dr. Kuzmak claims ownership. In February 2000, that action was dismissed for lack of personal jurisdiction. In January 2000, the parties entered into an agreement in principle to settle and resolve all matters with Dr. Kuzmak and adjourned the arbitral hearing without date.

     In January 1999, Medical Products Development Inc. ("MPDI") instituted an action against the Company's subsidiary McGhan Medical Corporation in the U.S. District Court for the Central District of California. MPDI alleges that McGhan Medical has infringed on some of its U.S. patents and has breached an agreement between McGhan Medical and MPDI that exclusively licensed those patents to McGhan Medical. Those patents pertain to the textured surface of the silicone shell used in the Company's breast implants and the methods of making those textured shells. Until 1998, McGhan Medical was the exclusive licensee under these patents and paid royalties to MPDI on sales in the U.S. of its textured implant products. In 1997, the last full year for which McGhan Medical paid royalties under the license, McGhan Medical paid MPDI approximately $2.5 million in royalties. In 1994, McGhan Medical and MPDI entered into a consent judgment in settlement of a dispute which stipulated that the patent claims were valid in certain respects. The consent judgment did not address McGhan Medical's present non-infringement defense nor its unenforceability defense. MPDI is seeking unpaid royalties up until the date of termination of the license, unspecified damages, including enhanced damages for alleged willful infringement, and an injunction. The unpaid royalties allegedly due when the lawsuit was commenced were approximately $1.0 million. McGhan Medical filed an answer denying all of the material allegations of MPDI's complaint and raising affirmative defenses and counterclaims of non-infringement, invalidity on grounds not precluded by the consent judgment, unenforceability of the patents and breach of contract. McGhan Medical believes that its textured breast implant products are made using significantly different processes than that claimed in the patents, and that the alleged inventor of the patents engaged in inequitable conduct before the U.S. Patent and Trademark Office during prosecution of the patents. In August 1999, the court granted MPDI's motion to dismiss some of the counterclaims, and on its own motion dismissed the remaining counterclaims. In September 1999, MPDI filed a motion for leave to amend its complaint to add another cause of action for breach of contract. In November 1999, the Company moved for summary judgment on grounds of unenforceability owing to inequitable conduct and non-infringement. That motion, and MPDI's cross-motion for a judgment of infringement, are pending. The Company believes its affirmative defenses have considerable merit, but resolution of the action may result in the payment of damages and past royalties. The Company does not believe that a negative outcome in this action would limit its ability to sell textured breast implants because it has recently become the licensee of other patents for texturing breast implants and is capable of altering its manufacturing process to utilize that technology.

     In May 1998, Societe Anonyme de Development des Utilisations du Collagene (SADUC) commenced an arbitration under the rules of the International Chamber of Commerce against Collagen Corporation under a technology license and human collagen supply agreement between the parties. Following the spin-off of Cohesion Technologies, Inc., Collagen Corporation changed its name to Collagen Aesthetics, Inc. SADUC is ultimately owned by Rhone-Poulenc. SADUC seeks recovery for alleged lost profits and royalties for Collagen Corporation's allegedly wrongful termination of the agreement as well as compensation for confidential information allegedly misappropriated by Collagen Corporation, including the assignment to SADUC of certain Collagen Corporation patents allegedly disclosing and claiming processes allegedly developed by SADUC. SADUC seeks approximately $4.5 million in termination damages and $2.1 million as losses for breach of the contractual confidentiality obligations, plus ongoing royalties. Collagen Corporation has denied all material allegations, as it is Collagen Corporation's belief that SADUC breached the agreement by being unable and unwilling to supply the specified product at the contract price. In addition, Collagen Corporation has stated that its patents do not disclose or claim any of SADUC's allegedly confidential information, and that SADUC's allegedly confidential information was neither novel nor useful. Accordingly, Collagen Corporation seeks rescission of the agreement and restitution to it of all amounts paid and the costs incurred by it in attempting to perform under the agreement. Collagen Corporation's position is believed to have considerable merit, but resolution of this arbitration may require the Company to pay damages or require these patents to be assigned to SADUC. An evidentiary hearing on the liability issues raised in this case began in March 2000.

Other Litigation

     The Company is also party to a lawsuit filed in the Superior Court of the State of California, County of Los Angeles, known as Chieftain LLC, et al. vs. Medical Device Alliance, Inc. (Case No. BC199819). The currently operative complaint contains 16 causes of action, three of which are alleged against the Company and McGhan Medical. Other co-defendants include the former chairman of Inamed, Donald K. McGhan, his wife and three children, entities with which Mr. McGhan remains affiliated including International Integrated Industries, LLC ("Industries") and Wedbush Morgan Securities, Inc., a securities firm at which Mr. McGhan allegedly holds margin accounts. The operative complaint purports to allege direct and derivative claims on behalf of shareholders of Medical Device Alliance, Inc. ("MDA") for unspecified damages. The operative complaint purports to allege that prior to his February 1998 resignation as an officer and director of the Company, Donald K. McGhan improperly diverted $9.9 million of MDA funds to the Company, and that after his resignation, Mr. McGhan and the Company conspired to defraud MDA when these funds were repaid. The Company believes that the operative complaint is bereft of support, both factually and legally. Both the Company and McGhan Medical intend to vigorously oppose the action.

     The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims alleging personal injuries and economic harm as a result of ruptures in breast implants. In the Company's experience, claimants typically do not allege that the release of saline solution causes any chronic condition or systemic disease. While the outcome of these matters is currently not determinable, the Company believes that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's business, results of operations or financial condition.

(14)     Commitments and Contingencies

     In October 1999, a license and distribution agreement between ArthroCare Corporation and Collagen Aesthetics, Inc., was amended. The Company has worldwide rights to market ArthroCare's CoblationT Cosmetic Surgery System and related products using ArthroCare's patented radio frequency ("RF") technology. Pursuant to the agreement, the Company now has exclusive rights to sell such technology, among others, to all physicians in the fields of dermatology, cosmetic and aesthetic surgery to the extent permitted by the FDA. ArthroCare retains responsibility for manufacturing and product development. Pursuant to the parties' agreements, Collagen has to date paid ArthroCare $2.0 million in licensing fees and must make certain minimum purchases and must pay certain minimum royalties in the annual periods following FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction. In addition, in the future, the Company would owe ArthroCare $500,000 on completion of a satisfactory disposable wand, $2.0 million on FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction, and a running royalty on the sale of the disposable wands. Such FDA approval was received in March 2000. Under the agreement, ArthroCare is also to supply a microdermabrasion product and an RF liposuction product, FDA approval of which increases the above minimum purchase and royalty requirements.

     In May 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. ("ATS") under which the Company licenses for development, marketing and sales five of ATS's human-based, tissue-engineered products for surgical applications. As of December 31, 1999, the Company's total investment in the ATS strategic alliance was $10 million and is included in other assets. Of this amount, $7.2 million was paid for licensing rights and the remainder was paid for an aggregate of
1.3 million shares of common stock, and warrants to purchase common stock, of ATS at a blended purchase and exercise price of $8.90 per share. The Company is also obligated to pay ATS an additional $2.0 million milestone payment for each of the marketed products that receives FDA approval, up to $10.0 million in total for all of the products. Finally, ATS is entitled to royalties from the Company on a sliding scale based on overall product sales. The Company has agreed to hold any investment in ATS common stock until at least October 2002. The adjustment of ATS stock to market at December 31, 1999 is not material.

     The license payments made to date to ArthroCare and Advanced Tissue are being amortized over the estimated lives of the license agreements. All royalty payments under these arrangements will be expensed as marketing costs.

     The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense aggregated $6,657, $4,589 and $4,664 for the years ended December 31, 1999, 1998 and 1997, respectively.

Minimum lease commitments under all noncancelable leases at December 31, 1999 are as follows:

                Year ending December 31:

                        2000                $ 6,991
                        2001                  7,069
                        2002                  6,221
                        2003                  5,445
                        2004                  4,729
                        Thereafter           22,600
                                            $53,055

(15)    Sale of Subsidiary

     In 1993, the Company sold its wholly-owned subsidiary, Specialty Silicone Fabricators, Inc. (SSF), a manufacturer of silicone components for the medical device industry, for $10.8 million. The consideration consisted of $2.7 million in cash, the forgiveness of $2.2 million in intercompany notes due to SSF, and $5.9 million in structured notes. The receivable included a note in the amount of $2,425 due February 1995 and a note in the amount of $3,466 due on August 31, 2003, accruing interest quarterly at a rate of prime, not to exceed 11%. The notes have been reflected on the balance sheet net of an allowance of $467. The notes are collateralized by all of the assets of the merger. The Company has filed a UCC-1 and its position is subordinated only to that of the primary lender.

(16)    Supplemental Schedule of Non-Cash Investing and Financing Activities

Year ended December 31, 1999:

     The Company issued 1,717 shares of common stock and recorded a corresponding $10,700 reduction of junior secured notes.

                Details of acquisition:
                        Fair value of assets acquired           $198,633
                        Liabilities assumed                      (60,664)
                        Net Cash Paid for Acquisition            137,969
                        Cash acquired in acquisition              22,521
                        Cash paid for acquisition               $160,490

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

(17)    Quarterly Summary of Operations (Unaudited)

The following is a summary of selected quarterly financial data for 1999 and 1998:


                                                Quarter
                                                   First           Second          Third           Fourth

        Net Sales
                1999                             $37,588         $42,165         $43,969         $65,573
                1998                              30,052          36,928          32,130          32,456
        Gross Profit
                1999                              25,688          30,145          31,292          44,617
                1998                              17,760          25,926          20,204          19,722
        Net Income (loss)
                1999                               7,498           9,066           8,526          13,644
                1998                              (1,285)          3,773            (461)          9,946
        Net Income (loss) per share
                1999 Basic                        0.65            0.62            0.50            0.74
                1998 Diluted                      0.57            0.54            0.44            0.64
                                                  =======         ========       ========         =======
                1999 Basic                       (0.14)           0.38           (0.04)           0.87
                1998 Diluted                     (0.14)           0.30           (0.04)           0.72
                                                  =======         =======         ========        =======

Significant Fourth Quarter Adjustments, 1999

During the fourth quarter of the year ended December 31, 1999, the Company released the remaining $7,178 allowance on its deferred tax asset.

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

(18)            Collagen Acquisition

On September 1, 1999, the Company acquired Collagen
Aesthetics, Inc., a designer, developer, manufacturer and marketer of products that treat defective, diseased, traumatized or aging human tissue. The principal acquired products, Zydermr and Zyplastr collagen-based facial implants, are used in aesthetic applications for the correction of scars and facial wrinkles due to aging.
Collagen's products are used by plastic surgeons, dermatologists and other physicians for elective surgical and non-surgical therapies to remedy aging and defective facial tissue.

The Collagen acquisition has been accounted for by the purchase method of accounting and accordingly, the results of operations of Collagen for the period from September 1, 1999 to December 31, 1999 have been included the consolidated financial statements.

The aggregate purchase price for the Collagen acquisition was approximately $159 million, including the cancellation of employee stock options and expenses. The Company funded the acquisition with a bridge loan facility of $155 million plus cash on hand. At the same time, cash on hand was used to retire $17 million of pre-existing debt.

The acquired goodwill will be amortized on a straight-line basis over 30 years.

The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1999 and 1998 assume the acquisition occurred as of the beginning of the year.

                                          1998              1999

Net sales                               213,694           247,493

Net Income before
   extraordinary items                  (3,304)                --

Net (Loss) Income                       (5,104)            29,882

Net income per share
   of common stock:

Basic                                   (0.40)             1.76
Diluted                                 (0.31)             1.45

Pro forma adjusted net income per common share may not be indicative of actual results, primarily because the pro forma earnings include historical results of Collagen and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

Acquisition and Integration Costs

In connection with the acquisition of Collagen, the Company assessed and formulated preliminary plans to restructure certain operations. These plans involved the closure of manufacturing facilities, certain offices, and foreign subsidiaries. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities was recorded as an increase to goodwill and include:


                                         Balance at      Reductions and      Balance at
                                      September 1, 1999     Payments       December 31, 1999

        Severance and other employee
   Costs (approximately 100
   employees)                           $ 14,855            $ 12,390            $ 2,465
        Lease commitments                  3,119                 395              2,724
        Professional fees                  8,882               5,935              2,924
 Insurance                                 3,058                  22              3,080
 Other                                     5,200                 338              4,862
                                        $ 35,114            $ 19,059            $16,055

     The Company plans have not been finalized in all areas, and additional restructuring costs may result as the Company continues to evaluate and assess the impact of duplicate responsibilities and international operations. Any additional costs relating to Collagen incurred before September 1, 2000 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur.

Acquired Liabilities

     The aggregate $13,172 of long and short-term acquired liabilities at December 31, 1999 is the remaining provision for Collagen's discontinued operation of the LipoMatrix breast implant business. The provision represents management's best estimate based on current information of the mostly likely costs and provides for additional current and future losses related to ongoing clinical follow-up for multi-year studies in the U.S. and Europe, the withdrawal of the Trilucent implant from the European and U.K. markets, safety studies and a patient surveillance program in the U.K., as well as a $5,000 accrual of an insurance policy premium which provides the Company with liability coverage for the Trilucent implants. The LipoMatrix operations have been discontinued since June 30, 1998.


Schedule II
INAMED CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 1999, 1998 and 1997

                                       Beginning of                                         End of Period
          Description                  period balance            Additions      Deductions      balance

                                  Year ended December 31,
                                         1999
        Allowance for returns         $ 4,756                      --           $   136           $ 4,620
        Allowance for doubtful
           Accounts                     1,402                  $  403                --             1,805
        Allowance for
           Obsolescence                 1,169                   1,632                --             2,801
        Valuation allowance for
           Deferred tax assets         15,478                      --            15,478                --
        Self-insurance accrual          3,649                   1,453                --             5,102
        Allowance for doubtful
           Notes                          467                      --                --               467
        Litigation reserve              5,721                      --             5,721                --

Year ended December 31,
   1998
        Allowance for returns         $ 4,356                 $   406                --         $  4,756
        Allowance for doubtful
           Accounts                       865                     537                --            1,402
        Allowance for
           Obsolescence                 1,514                      --          $    345            1,169
        Valuation allowance for
           Deferred tax assets         28,142                      --            12,664           15,478
        Self-insurance accrual          3,602                      47                --            3,649
        Allowance for doubtful
           Notes                          467                      --                --             467
        Litigation reserve             37,335                      --            31,614           5,721

Year ended December 31,
   1997
        Allowance for returns         $ 4,697                      --               341        $  4,356
        Allowance for doubtful
           Accounts                       714                 $   151                --             865
        Allowance for
           Obsolescence                 1,326                     188          $     --           1,514
        Valuation allowance for
           Deferred tax assets         12,026                  16,116                --          28,142
        Self-insurance accrual          1,373                   2,229                --           3,602
Allowance for doubtful
           Notes                        1,067                      --               600             467
        Litigation reserve              9,152                  28,183                --          37,335

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Inamed Corporation and Subsidiaries

New York, New York


We hereby consent to the incorporation by reference in the Prospectus constituting a part of the Registration Statements on Form S-8 filed October 6, 1999 and March 10,2000 and Form S-3 filed on February 14, 2000 and March 29, 2000 of our reports dated January 21, 1000, except with respect to Note 5 (c) which is as of Febreuary 1, 2000 relating to the consolidated financial statements and schedule of Inamed Corporation and Subsidiaries appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
March 16, 2000

(1) The calculation excludes 234 options and 2,701 warrants that are anti-dilutive.