Form 10-Q
period 2000-03-31
INAMED CORP
filed 2000-05-12
CIK 109831

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NUMBER: 1-9741

                                   ----------

                               INAMED CORPORATION

State of Incorporation: Delaware             I.R.S. Employer Identification No.: 59-0920629

        5540 Ekwill Street, Suite D, Santa Barbara, California 93111-2919

                        Telephone Number: (805) 692-5400

                                   ----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                   ----------

               On May 10, 2000 there were 20,523,257 Shares of the
                     Registrant's Common Stock Outstanding.

                        This document contains 17 pages.

                       INAMED CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          Quarter Ended March 31, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   -    FINANCIAL INFORMATION
-----------------------------------

Item 1.  Financial Statements

              Consolidated Balance Sheets                                     3

              Unaudited Consolidated Income Statements                        5

              Unaudited Consolidated Statements of Comprehensive Income       6

              Unaudited Consolidated Statements of Cash Flows                 7

              Notes to the Consolidated Financial Statements                  9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.       Market Risk                                                    14

PART II  -    OTHER INFORMATION                                              14
-------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.

                              INAMED CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (IN 000'S)
==============================================================================================
                                                              Unaudited           Audited
                                                           March 31, 2000   December 31, 1999
                                                           --------------   -----------------
         Assets
         ------

Current assets:
     Cash and cash equivalents                                $  13,220          $  17,519
     Trade accounts receivable, net of allowance for
         doubtful accounts and returns and allowances
         of $6,068 and $6,425                                    45,573             44,379
     Inventories                                                 27,702             25,332
     Prepaid interest                                             3,606              1,637
     Prepaid expenses and other current assets                    3,512              3,023
     Income tax refund receivable                                   135                220
     Deferred income taxes                                       32,794             32,794
                                                              ---------          ---------
          Total current assets                                  126,542            124,904
                                                              ---------          ---------
Property and equipment, at cost:
     Machinery and equipment                                     21,816             21,568
     Furniture and fixtures                                       6,129              6,377
     Leasehold improvements                                      17,758             14,570
                                                              ---------          ---------
                                                                 45,703             42,515
     Less accumulated depreciation
         and amortization                                       (19,369)           (18,405)
                                                              ---------          ---------
         Net property and equipment                              26,334             24,110
                                                              ---------          ---------
Notes receivable, net of allowance of $467                        2,636              2,681

Intangible assets, net                                          165,469            142,335

Other assets                                                     16,102             15,409
                                                              ---------          ---------
Total assets                                                  $ 337,083          $ 309,439
                                                              =========          =========

                                   (continued)

         The Notes to Consolidated Financial Statements are an integral part of this statement.

                              INAMED CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (IN 000'S)
==============================================================================================
                                                           Unaudited           Audited
                                                         March 31, 2000    December 31, 1999
                                                         --------------    -----------------
     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
     Current installments of long-term debt                $     874          $      54
     Notes payable to bank                                       866              1,079
     Accounts payable                                         18,743             16,716
     Accrued liabilities:
         Salaries, wages, and payroll taxes                    4,879              8,369
         Interest                                                899              1,211
         Acquisition and integration costs                     9,947             16,055
         Other                                                12,493             12,232
         Acquired liabilities                                  7,651              7,724
         Income taxes payable                                 23,133             18,729
                                                           ---------          ---------

           Total current liabilities                          79,485             82,169
                                                           ---------          ---------

Long-term debt                                                81,627             77,196
Acquired liabilities                                          25,483              5,448
Other long term liabilities                                    8,635              9,027
Deferred income taxes                                            378              1,478

Stockholders' equity:
     Common stock, $0.01 par value
         Authorized 25,000,000 shares; issued
         and outstanding 20,411,341 and 20,200,114               204                202
     Additional paid-in capital                              153,782            152,779
     Accumulated other comprehensive loss                     (5,865)            (4,005)
     Accumulated deficit                                      (6,646)           (14,855)
                                                           ---------          ---------

         Stockholders' equity                                141,475            134,121
                                                           ---------          ---------
Total liabilities and stockholders' equity                 $ 337,083          $ 309,439
                                                           =========          =========


         The Notes to Consolidated Financial Statements are an integral part of this statement.

                           INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                        (IN 000'S EXCEPT SHARE AND PER SHARE DATA)
===============================================================================================

                                                           Three Months         Three Months
                                                              Ended                Ended
                                                          March 31, 2000      March 31, 1999
                                                          --------------       -------------

Net sales                                                  $     60,299         $     37,588
Cost of goods sold                                               15,670               11,900
                                                           ------------         ------------

         Gross profit                                            44,629               25,688
                                                           ------------         ------------

Operating expenses:
     Marketing                                                   13,262                7,834
     General and administrative                                  11,995                7,482
     Research and development                                     2,263                2,027
     Amortization of intangible assets                            1,911                   --
                                                           ------------         ------------

         Total operating expenses                                29,431               17,343
                                                           ------------         ------------

         Operating income                                        15,198                8,345
                                                           ------------         ------------

Other income (expense):
     Foreign currency transaction gains (losses)                    150                  106
     Royalty and other income (expense)                           2,024                 (313)
                                                           ------------         ------------

         Net other income (expense)                               2,174                 (207)
                                                           ------------         ------------

Income before interest and taxes                                 17,372                8,138

Interest and other financing expense, net                         4,493                  640
                                                           ------------         ------------

Income before income tax expense                                 12,879                7,498

Income tax expense                                                4,670                   --
                                                           ------------         ------------

         Net income                                        $      8,209         $      7,498
                                                           ============         ============
Net income per share of common stock

     Basic                                                 $       0.41         $       0.66
                                                           ============         ============

     Diluted                                               $       0.35         $       0.47
                                                           ============         ============

Weighted average common shares outstanding basic             20,263,639           11,440,899
                                                           ============         ============

Weighted average common shares outstanding diluted           23,276,162           15,995,983
                                                           ============         ============

         The Notes to Consolidated Financial Statements are an integral part of this statement.

                             INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         (UNAUDITED)
                                         (IN 000'S)
================================================================================================

                                                                Three Months     Three Months
                                                                   Ended            Ended
                                                              March 31, 2000    March 31, 1999
                                                              --------------    --------------

Net income (loss)                                                 $ 8,209          $ 7,498
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation gains (losses)          (1,860)          (1,006)
                                                                  -------          -------

Comprehensive income (loss)                                       $ 6,349          $ 6,492
                                                                  -------          -------


         The Notes to Consolidated Financial Statements are an integral part of this statement.

                          INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)
                                      (IN 000'S)
=======================================================================================

                   Three Months ended March 31, 2000 and 1999

                                                                2000          1999
                                                              --------      --------
Cash flows from operating activities:
     Net income                                               $  8,209      $  7,498
                                                              --------      --------
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                               3,271           686
     Deferred income taxes                                      (1,100)         (153)
     Provision for doubtful accounts, notes & returns             (357)        1,165
     Provision for obsolescence of inventory                       216           559
     Provision for asset impairment                                ---           400
     Non-cash compensation                                         120           ---
     Non-cash financing cost                                       ---          (204)
     Changes in assets and liabilities:
         Trade accounts receivable and notes receivable           (792)       (2,194)
         Inventories                                            (2,586)        1,039
         Prepaid expenses and other current assets              (2,373)         (950)
         Intangible and other Assets                           (24,738)          (21)
         Accounts payable, accrued and other liabilities        16,479        (1,162)
         Accrued litigation settlement                             ---        (3,915)
                                                              --------      --------

         Total adjustments                                     (11,860)       (4,750)
                                                              --------      --------

         Net cash (used) provided by operating activities       (3,651)        2,748
                                                              --------      --------
Cash flows from investing activities:
     Investments in strategic alliances                         (1,000)          ---
     Purchases of property and equipment, net                   (3,584)         (608)
     Disposal of property and equipment, net                       ---           ---
                                                              --------      --------

     Net cash used in investing activities                    $ (4,584)     $   (608)
                                                              --------      --------


                                   (continued)

         The Notes to Consolidated Financial Statements are an integral part of this statement.

                          INAMED CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                      (IN 000'S)
==========================================================================================

                      Three Months ended March 31, 2000 and 1999



                                                                    2000          1999
                                                                  --------      --------
Cash flows from financing activities:
     Increases in notes payable and long-term debt                  83,476           ---
     Principal repayment of notes payable
        and long-term debt                                         (78,438)         (286)
     Increase (decrease) in related party payables                     ---           (65)
     Proceeds from the exercise of warrants and options                885           302
     (Decrease) Increase in deferred grants                           (127)         (103)
                                                                  --------      --------

         Net cash provided (used) by financing activities            5,796          (152)
                                                                  --------      --------

         Effect of exchange rate changes on cash                    (1,860)       (1,006)
                                                                  --------      --------

         Net (decrease) increase in cash and cash equivalents       (4,299)          982

Cash and cash equivalents at beginning of period                    17,519        11,873
                                                                  --------      --------

Cash and cash equivalents at end of period                        $ 13,220      $ 12,855
                                                                  --------      --------

Supplemental disclosure of cash flow information:
     Cash paid during the three months for:
         Interest                                                 $  6,816      $    784
                                                                  ========      ========
         Income taxes                                             $  1,451      $     11
                                                                  ========      ========

Disclosure of accounting policy:

         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  ($ IN 000'S)

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

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

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

3 - Inventories

         Inventories are summarized as follows:

                                          March 31, 2000   December 31, 1999
                                          --------------   -----------------

                  Raw materials              $  7,760          $  7,409
                  Work in process               7,044             7,179
                  Finished goods               15,915            13,545
                                             --------          --------

                                               30,719            28,133
                  Less allowance for
                       obsolescence            (3,017)           (2,801)
                                             --------          --------
                                             $ 27,702          $ 25,332
                                             ========          ========

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (CONTINUED)
                                   (IN 000'S)
================================================================================

4 - Long Term Debt

The following is a summary of the Company's significant long-term debt:

On February 1, 2000, the Company refinanced the remaining $77 million bridge loan that was obtained to finance the Collagen acquisition, with a new credit facility comprised of a five-year term loan of $82.5 million and a revolving credit line of $25 million.

The term loan and advances under the revolving facility will bear interest at the rate of either (i) the one, two, three or six-month London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 3.00% to 3.75% or (ii) prime rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loans, revolving loans and other loans are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

Net interest and other financing expenses for the three months ended March 31, 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition.

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

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                            ---------      ---------
                                               2000          1999
                                               ----          ----
Net sales ............................          100%          100%
Gross profit .........................           74            68
Marketing expenses ...................           22            21
General and administrative expenses ..           20            20
Research and development expenses ....            4             5
Amortization of intangible expenses ..            3            --
Total operating expenses .............           49            46
Other income (expense) ...............            4            (1)
Income before interest & taxes .......           29            22
Net interest and
other financing expense ..............            7             2
Income (loss) before income taxes
and extraordinary charges ............           21            20
Net income ...........................           14%           20%
                                               ====          ====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Net Sales. Net sales for the three months ended March 31, 2000 were $60.3 million, reflecting an increase of $22.7 million or 60% over net sales for the same period in 1999. Approximately 55 percentage points of this increase were derived from the facial and other products arising from the acquisition of Collagen Aesthetics, Inc., which was completed in September 1999.

The following table sets forth Inamed's proforma product sales (in millions) by key category (both years include Collagen sales):

                                            First Quarter Ending March 31,  Percent
                                            2000         1999               Increase

            Breast implant products         36.2         33.8                  7%
            Facial products                 18.2         16.8                  8%
            Obesity products                 4.4          3.8                 16%

Sales of breast implant products was approximately $4 million below expectations, due primarily to a competitor's aggressive effort to increase its market share through discounting.

     Cost of Goods Sold; Gross Profit. Cost of goods sold for the three months ended March 31, 2000 was $15.7 million, reflecting an increase of $3.8 million or 32%, over the same period in 1999. Cost of goods sold, as a percentage of net sales, decreased to 26% in the three months ended March 31, 2000 as compared to 32% in the same period in 1999. This decrease reflects improved capacity utilization due to increased sales, the addition of higher-margin facial and other products arising from the Collagen acquisition and improved manufacturing yields in plastic surgery products. The Company is now in the second year of a three-year program to improve its manufacturing efficiencies, and some of the improvements reflected in the first quarter of 2000 reflect the progress being made in implementing this program. Gross profit for the three months ended March 31, 2000 was $44.6 million, reflecting an increase of $18.9 million or 74% over the same period in 1999. For the three months ended March 31, 2000, gross profit as a percentage of net sales increased 6% up to 74% from 68% for the same period in 1999.

         Marketing Expenses. Marketing expenses for the three months ended March 31, 2000 were $13.3 million, an increase of $5.4 million over the same period in 1999. Approximately $4.4 million of this increase was the result of the higher level of sales, and the concurrent expansion of sales and marketing personnel and programs, due to the Collagen acquisition. As a percentage of sales, marketing expenses were 22% in the three months ended March 31, 2000 and 21% in the three months ended March 31, 1999.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 were $12.0 million, an increase of $4.5 million from the same period of 1999, due primarily to the increase in personnel and expenses arising from the Collagen acquisition. As a percentage of sales, general and administrative expenses were 20% in the three months ended March 31, 2000 and 20% in the three months ended March 31, 1999.

     Research and Development Expenses. Research and development expenses of $2.3 million for the three months ended March 31, 2000, reflecting a slight increase from the same period in 1999. As a percentage of sales, research and development costs were 4%, a decrease of 1% for the three months ended March 31, 2000 as compared to 5% for the same period in 1999.

     Amortization of Intangible Assets. Amortization of intangible assets of $1.9 million primarily reflects the $1.3 million amortization of goodwill arising from the Collagen acquisition, which was completed in September 1999. The $1.3 million non-cash expense for Collagen goodwill has a five cent per share adverse impact on earnings per share. In accordance with generally accepted accounting principles, the Company is in the process of determining the fair market value of assets, liabilities and contingencies related to the Collagen acquisition, which will be completed by the Third Quarter of 2000.

     Other Income and Expenses. Other income of $2.2 million for the three months ended March 31, 2000, reflected a significant increase from $0.2 expense the same period in 1999. The largest contributor to the improvement was royalties of $1.7 million from the sale of urinary incontinence product by a licensor. As a percentage of sales, other income and expense was 4%, an increase of 5% for the three months ended March 31, 2000 as compared to -1% for the same period in 1999.

     Income before interest and taxes. Based on the foregoing factors, income before interest and taxes for the three months ended March 31, 2000 totaled $17.4 million, an increase of $9.2 million or 113% over income before interest and taxes for the same period in 1999. As a percentage of sales, income before interest and taxes was 29%, an increase of 7 percentage points for the three months ended March 31, 2000 as compared to 22% for the same period in 1999. This increase reflects the higher gross margin and successful integration of the Collagen acquisition.

     Interest Expense. Net interest and other financing expense was $4.5 million for the three months ended March 31, 2000, reflecting an increase of $3.9 million from $0.6 million for the three months ended March 31, 1999, due primarily to the increased borrowings which were incurred to finance the Collagen acquisition. Net interest and other financing expenses for the three months ended March 31, 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition. Without these charges, net interest and other financing expenses would have been $2.3 million for the three months ended March 31, 2000.

     Income Taxes and Earnings Per Share. Income tax expense for the three months ended March 31, 2000 was $4.7 million using a 33% effective tax rate and adding back non-deductible goodwill amortization to income before tax. For the three months ended March 31, 1999 there was no income tax expense, because at the time the Company had not fully recognized a tax asset associated with the losses of 1997 and earlier. In order to provide investors with a perspective on its earnings per share on a normalized basis, excluding the $2.2 million of interest expense in the first quarter of 2000 arising from the early retirement of debt, our earnings for the three months ended March 31, 2000 would have been $9.7 million ($0.48 per basic share and $0.42 per diluted share), as compared to tax-effected net income of $5.0 million for the first quarter of 1999 ($0.44 per basic share and $0.31 per diluted share). On a proforma basis, net income in the first quarter increased 93% from 1999 to 2000, while earnings per diluted share increased 33%.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2000, net cash used by operations was $3.7 million compared to $2.7 million provided by operations for the same period in 1999. In the first quarter of 2000, cash from operations was primarily impacted by severance and other payment obligations related to the Collagen acquisition. Cash used in investing activities of $4.6 million in the first quarter included an additional investment in our strategic partner, Arthrocare Corporation, under the terms of a license agreement, as well as fixed asset expenditures for new manufacturing facilities, computer equipment and building renovations. During this period, cash provided by financing activities of $5.8 million primarily related to our $82.5 million term debt refinancing, which replaced the $77.0 million bridge loan used to finance the Collagen acquisition.

     Capital Resources. On February 1, 2000, the Company obtained a new credit facility comprised of a five-year term loan of $82.5 million and a revolving credit line of $25 million. The term loans, advances under the revolving facility and the other loans will bear interest at the rate of either (i) the one, two, three or six-month London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 3.00% to 3.75% or (ii) prime rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loans, revolving loans and other loans are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

     Capital Expenditures. Expenditures on property and equipment approximated $3.6 million in the first quarter of 2000, compared to $0.6 million in 1999, due primarily to the cost of building new manufacturing facilities which are necessary to increase capacity and improve efficiency. The Company anticipates spending approximately $12 million on these activities in 2000, which is significantly more than capital expenditures in previous years.

IMPACT OF INFLATION

     Management believes that inflation has had a negligible effect on operations. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133,as amended by SFAS 136, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Trilucent(R) Implant Matters. On November 6, 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent(R) soybean oil filled breast implant, to Sierra Medical Technologies. Collagen accounted for LipoMatrix as a discontinued operation in its 1998 fiscal year. On March 8, 1999, the United Kingdom Medical Devices Agency (MDA) announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent(R) implant in the United Kingdom. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who have received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. Subsequently, Lipomatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product.

         Collagen retained certain liabilities for Trilucent(R) implants sold prior to November 6, 1998. Collagen also agreed with the United Kingdom National Health Service that, for a period of time, it would perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent(R) implant and pay for explants for any United Kingdom women with confirmed Trilucent(R) implant ruptures. Subsequent to acquiring Collagen, the Company elected to continue this voluntary program, and based on recent discussions with the MDA it is currently considering an expansion of this program to include paying for MRI detection of silent ruptures in women who were implanted more that four years ago, and explants for women without any symptoms of swelling or rupture who do not wish to keep the implants. Any swelling or inflammation relating to the Trilucent(R) implants appears to resolve upon explantation. From time to time Collagen subsidiaries have been named as a party to lawsuits filed outside the United States brought by patients claiming damages from the Trilucent(R) breast implant product; to date all of these cases have been resolved in the ordinary course of business for relatively small settlements. In the U.S., a total of 165 women received Trilucent(R) breast implants in two clinical studies; enrollment in both studies ended by June 1997. No lawsuit has been filed and the Company has not received any notice of legal claim as a result of the implantation of any Trilucent(R) breast implants in the U.S.

         As of March 31, 2000, Inamed had $35 million of reserves to cover potential expenses and liabilities arising from Trilucent(R), and in excess of $65 million of insurance coverage for product liability claims or medical expenses incurred by women with Trilucent(R) breast implants. Based on these reserves and insurance policies, the Company does not believe that Trilucent(R) will have a material adverse effect on its business, results of operations, financial position, or future prospects.

ITEMS 2 THROUGH  4

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On May 10, 2000 the U.S. FDA announced that it had approved McGhan Medical's PMA application to market four styles of saline-filled silicone breast implants for augmentation and reconstruction surgery. The products were previously available in the U.S. marketplace as 510(k) devices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K dated January 6, 2000 - The Company offered for sale 2,500,000 shares of its common stock and certain selling stockholders offered for sale 500,000 shares of the Company's common stock pursuant to a Prospectus dated November 17, 1999.

                  Form 8-K dated February 4, 2000 - The Company announced results for the fourth quarter of fiscal year 1999.

                  Form 8-K dated February 9, 2000 - The Company entered into $107.5 million senior secured credit facilities with Bear, Stearns & Co. Inc. and other lenders.

                  Form 8-K dated February 14, 2000 - The Company entered into a Letter Agreement with several affiliates of Appaloosa Management L.P. to register the shares of common stock beneficially owned by the Appaloosa Affiliates.

                  Form 8-K dated March 27, 2000 - The Company announced that the Food and Drug Administration has completed an initial review, and has accepted for filing, the pre-market approval (PMA) application for the Lap-Band(R) Adjustable Gastric Banding Systems, an obesity treatment device which is manufactured by Inamed's BioEnterics Corp. subsidiary.

                               INAMED CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INAMED CORPORATION


May 12, 2000                       By:  /s/ Michael J. Doty
                                        --------------------------------------
                                        Michael J. Doty, Senior Vice President
                                        and Chief Financial Officer

May 12, 2000                       By:  /s/ Ilan K. Reich
                                        --------------------------------------
                                        Ilan K. Reich, President
                                        and Co-Chief Executive Officer