Form 10-Q/A
period 2000-03-31
INAMED CORP
filed 2000-07-28
CIK 109831

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-Q/A

          FORM 10-Q/A QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2000           COMMISSION FILE NUMBER: 1-9741


                             ---------------------


                               INAMED CORPORATION

State of Incorporation: Delaware                I.R.S. Employer Identification
                                                No.:  59-0920629


        5540 Ekwill Street, Suite D, Santa Barbara, California 93111-2919

                        Telephone Number: (805) 692-5400

                             ---------------------


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   -----
                             ---------------------


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






The financial statements included herein have been restated for 1.) additional stock compensation expenses pursuant to APB #25 and 2.) reclassifying accrued income tax liabilities. These items were identified subsequent to the filing of the Company's 10-Q for the quarter ended March 31, 2000 on May 12, 2000 (File No. 001-09741). See Note 5 of the financial statements for further explanation of the restatement filed herein.

PART I.           FINANCIAL INFORMATION

ITEM 1.




                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)
================================================================================

                                                                Unaudited (Restated)             Audited
                                                                   March 31, 2000           December 31, 1999
                                                                   --------------           -----------------
         Assets
         ------
Current assets:
    Cash and cash equivalents                                 $           13,220                  $       17,519
    Trade accounts receivable, net of allowance for
       doubtful accounts and returns and allowances
       of $6,068 and $6,425                                               45,573                          44,379
     Inventories                                                          27,702                          25,332
     Prepaid interest                                                      3,606                           1,637
     Prepaid expenses and other current assets                             3,512                           3,023
     Income tax refund receivable                                            135                             220
     Deferred income taxes                                                28,212                          32,794
                                                                  --------------                  ---------------
        Total current assets                                             121,960                         124,904
                                                                  --------------                  ---------------
Property and equipment, at cost:
   Machinery and equipment                                                21,816                          21,568
   Furniture and fixtures                                                  6,129                           6,377
   Leasehold improvements                                                 17,758                          14,570
                                                                  --------------                  ---------------
                                                                          45,703                          42,515
   Less accumulated depreciation
      and amortization                                                   (19,369)                        (18,405)
                                                                  --------------                  ---------------
      Net property and equipment                                          26,334                          24,110
                                                                  --------------                  ---------------
Notes receivable, net of allowance of $467                                 2,636                           2,681

Intangible assets, net                                                   165,469                         142,335

Other assets                                                              16,102                          15,409
                                                              ------------------               -----------------


Total assets                                                  $          332,501               $        309,439
                                                              ==================               =================



                                  (continued)

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)
================================================================================

                                                               Unaudited (Restated)             Audited
                                                                March 31, 2000              December 31, 1999
                                                                --------------              -----------------
    Liabilities and Stockholders'  Equity
    -------------------------------------
Current liabilities:
    Current installments of long-term debt                    $              874                 $            54
    Notes payable to bank                                                    866                           1,079
    Accounts payable                                                      18,743                          16,716
    Accrued liabilities:
       Salaries, wages, and payroll taxes                                  4,879                           8,369
       Interest                                                              899                           1,211
       Acquisition and integration costs                                   9,947                          16,055
       Other                                                              12,493                          12,232
       Acquired liabilities                                                7,651                           7,724
       Income taxes payable                                               18,463                          18,729
                                                              ------------------                ----------------
       Total current liabilities                                          74,815                          82,169
                                                              ------------------                ----------------
Long-term debt                                                            81,627                          77,196
Acquired liabilities                                                      25,483                           5,448
Other long term liabilities                                                8,635                           9,027
Deferred income taxes                                                        378                           1,478

Stockholders' equity:
   Common stock, $0.01 par value
      Authorized 25,000,000 shares; issued
      and outstanding 20,411,341 and 20,200,114                              204                             202
   Additional paid-in capital                                            154,049                         152,779
   Accumulated other comprehensive loss                                   (5,865)                         (4,005)
   Accumulated deficit                                                    (6,825)                        (14,855)
                                                              ------------------                ----------------
       Stockholders' equity                                              141,563                         134,121
                                                              ------------------                ----------------
Total liabilities and stockholders' equity                    $          332,501                $        309,439
                                                              ==================                ================


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)
================================================================================

                                                                 Three Months                        Three Months
                                                                   Ended                                 Ended
                                                               March 31, 2000                        March 31,1999
                                                               --------------                        -------------
                                                                  (Restated)

Net sales                                                     $        60,299               $          37,588
Cost of goods sold                                                     15,670                          11,900
                                                               -----------------            ------------------
        Gross profit                                                   44,629                          25,688
                                                               -----------------            ------------------
Operating expenses:
   Marketing                                                           13,262                           7,834
   General and administrative                                          12,262                           7,482
   Research and development                                             2,263                           2,027
   Amortization of intangible assets                                    1,911                              --
                                                               -----------------            ------------------
      Total operating expenses                                         29,698                          17,343
                                                               -----------------            ------------------
      Operating income                                                 14,931                           8,345
                                                               -----------------            ------------------

Other income (expense):
   Foreign currency transaction gains (losses)                            150                             106
   Royalty and other income (expense)                                   2,024                            (313)
                                                               -----------------            ------------------
      Net other income (expense)                                        2,174                            (207)
                                                               -----------------            ------------------
Income before interest and taxes                                       17,105                           8,138

Interest and other financing expense, net                               4,493                             640
                                                               -----------------            ------------------

Income before income tax expense                                       12,612                           7,498

Income tax expense                                                      4,582                              --
                                                               -----------------            ------------------
       Net income                                             $         8,030               $           7,498
                                                               =================            ==================
Net income per share of common stock
    Basic                                                     $          0.40               $            0.66
                                                               =================            ==================
    Diluted                                                   $          0.34               $            0.47
                                                               =================            ==================
Weighted average common shares outstanding basic                   20,263,639                      11,440,899
                                                               =================            ==================
Weighted average common shares outstanding diluted                 23,276,162                      15,995,983
                                                               =================            ==================


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)
                                   (IN 000'S)
================================================================================

                                                                Three Months                   Three Months
                                                                   Ended                          Ended
                                                               March 31, 2000                  March 31,1999
                                                               --------------                  -------------
                                                                  (Restated)

Net income (loss)                                             $          8,030               $           7,498
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation gains (losses)               (1,860)                         (1,006)
                                                               -----------------            ------------------
Comprehensive income (loss)                                   $          6,170               $           6,492
                                                               -----------------            ------------------


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                   (IN 000'S)
================================================================================

                                        Three Months ended March 31, 2000 and 1999


                                                                       2000                             1999
                                                              ------------------                 ---------------
                                                                   (Restated)

Cash flows from operating activities:
   Net income                                               $            8,030               $           7,498
                                                              ------------------                 ---------------
Adjustments to reconcile net income to net cash
provided by operating activities:

   Depreciation and amortization                                         3,271                             686
   Deferred income taxes                                                 3,482                            (153)
   Provision for doubtful accounts, notes & returns                       (357)                          1,165
   Provision for obsolescence of inventory                                 216                             559
   Provision for asset impairment                                          ---                             400
   Non-cash compensation                                                   387                             ---
   Non-cash financing cost                                                 ---                            (204)
   Changes in assets and liabilities:
      Trade accounts receivable and notes receivable                      (792)                         (2,194)
      Inventories                                                       (2,586)                          1,039
      Prepaid expenses and other current assets                         (2,373)                           (950)
      Intangible and other assets                                      (24,738)                            (21)
      Accounts payable, accrued and other liabilities                   11,809                          (1,162)
      Accrued litigation settlement                                        ---                          (3,915)
                                                              ------------------                 ---------------
      Total adjustments                                                (11,681)                         (4,750)
                                                              ------------------                 ---------------
      Net cash (used) provided by operating activities                  (3,651)                          2,748
                                                              ------------------                 ---------------
Cash flows from investing activities:

  Investments in strategic alliances                                    (1,000)                            ---
  Purchases of property and equipment, net                              (3,584)                           (608)
  Disposal of property and equipment, net                                  ---                             ---
                                                              ------------------                 ---------------
  Net cash used in investing activities                       $         (4,584)              $            (608)
                                                              ------------------                 ---------------



                                  (continued)




  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                   (IN 000'S)
================================================================================

                                       Three Months ended March 31, 2000 and 1999




                                                                       2000                             1999
                                                              ------------------                 ---------------
                                                                    (Restated)
Cash flows from financing activities:
   Increases in notes payable and long-term debt                        83,476                             ---
   Principal repayment of notes payable
    and long-term debt                                                 (78,438)                           (286)
   Increase (decrease) in related party payables                           ---                             (65)
   Proceeds from the exercise of warrants and options                      885                             302
   (Decrease) Increase in deferred grants                                 (127)                           (103)
                                                              ----------------                 ----------------
       Net cash provided (used) by financing activities                  5,796                            (152)
                                                              ----------------                 ----------------
       Effect of exchange rate changes on cash                          (1,860)                         (1,006)
                                                              ----------------                 ----------------
       Net (decrease) increase in cash and cash equivalents             (4,299)                            982

Cash and cash equivalents at beginning of period                        17,519                          11,873
                                                              ----------------                 ----------------
Cash and cash equivalents at end of period                    $         13,220                $         12,855
                                                              ----------------                 ----------------

Supplemental disclosure of cash flow information:
   Cash paid during the three months for:

      Interest                                                $          6,816                $           784
                                                               ===============                   ============
      Income taxes                                            $          1,451                $            11

        Disclosure of accounting policy:

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

=============================================================================

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

3 - Inventories


         Inventories are summarized as follows:


                                                     March 31, 2000                        December 31, 1999
                                                     --------------                        -----------------

                Raw materials                           $     7,760                          $   7,409
                Work in process                               7,044                              7,179
                Finished goods                               15,915                             13,545
                                                          -----------                          --------
                                                             30,719                             28,133

                Less allowance for
                  obsolescence                               (3,017)                            (2,801)
                                                          ------------                          -------
                                                        $    27,702                          $  25,332
                                                          ============                          =======


                      INMAED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (CONTINUED)
                                   (IN 000'S)
================================================================================


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

5 - Restatement

The restatement of the March 31, 2000 financial statements includes the impact of 1.) Additional stock compensation expenses pursuant to APB #25 and 2.) Reclassifying accrued income tax liabilities. These items were identified subsequent to the filing of the Company's 10-Q for the quarter ended March 31, 2000 on May 12, 2000.

The inclusion of additional stock compensation expense resulted in a charge of $0.3 million to general and administrative expenses and a reduction in tax expense of $0.1 million. Consequently net income was overstated by $0.2 million ($0.01 per basic share and $0.01 per diluted share) for the period ended March 31, 2000.

The reclassifying of accrued income tax liabilities reduced both deferred income taxes and income taxes payable by $4.6 million, with no impact on net income or earnings per share. This reclassification was done to reflect the utilization of a net operating loss (NOL) asset.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

===============================================================================


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



                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ------------           ------------
                                                           2000                  1999
                                                          -------               -------

Net sales............................................      100%                  100%
Gross profit..........................................      74                    68
Marketing expenses........................                  22                    21
General and administrative expenses                         20                    20
Research and development expenses                            4                     5
Amortization of intangible expenses                          3                    --
Total operating expenses....................                49                    46
Other income (expense).....................                  4                    (1)
Income before interest & taxes                              28                    22
Net interest and
other financing expense                                      7                     2
Income (loss) before income taxes
and extraordinary charges...................                21                    20
Net income...........................................       13%                   20%
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

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 were $12.3 million, an increase of $4.8 million from the same period of 1999, due primarily to the increase in personnel and expenses arising from the Collagen acquisition. As a percentage of sales, general and administrative expenses were 20% in the three months ended March 31, 2000 and 20% in the three months ended March 31, 1999.

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

     Other Income and Expenses. Other income of $2.2 million for the three months ended March 31, 2000, reflected a significant increase from $0.2 million expense for the same period in 1999. The largest contributor to the improvement was royalties of $1.7 million from the sale of urinary incontinence product by a licensor. As a percentage of sales, other income and expense was 4%, an increase of 5% for the three months ended March 31, 2000 as compared to -1% for the same period in 1999.

     Income before interest and taxes. Based on the foregoing factors, income before interest and taxes for the three months ended March 31, 2000 totaled $17.1 million, an increase of $9.0 million or 110% over income before interest and taxes for the same period in 1999. As a percentage of sales, income before interest and taxes was 28%, an increase of 6 percentage points for the three months ended March 31, 2000 as compared to 22% for the same period in 1999. This increase reflects the higher gross margin and successful integration of the Collagen acquisition.

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

     Income Taxes and Earnings Per Share. Income tax expense for the three months ended March 31, 2000 was $4.6 million using a 33% effective tax rate and adding back non-deductible goodwill amortization to income before tax. For the three months ended March 31, 1999 there was no income tax expense, because at the time the Company had not fully recognized a tax asset associated with the losses of 1997 and earlier. In order to provide investors with a perspective on its earnings per share on a normalized basis, excluding the $2.2 million of interest expense in the first quarter of 2000 arising from the early retirement of debt, our earnings for the three months ended March 31, 2000 would have been $9.5 million ($0.47 per basic share and $0.41 per diluted share), as compared to tax-effected net income of $5.0 million for the first quarter of 1999 ($0.44 per basic share and $0.31 per diluted share). On a proforma basis, net income in the first quarter increased 89% from 1999 to 2000, while earnings per diluted share increased 33%.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133, as amended by SFAS 136, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

                               INAMED CORPORATION



July 28, 2000                  By: /s/ Michael J. Doty
                                   -------------------------------------------
                                    Michael J. Doty, Senior Vice President
                                    and Chief Financial Officer

July 28, 2000                  By: /s/ Ilan K. Reich
                                   -------------------------------------------
                                    Ilan K. Reich, President
                                    and Co-Chief Executive Officer