Form 10-Q
period 2000-06-30
INAMED CORP
filed 2000-08-09
CIK 109831

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


FOR THE QUARTER ENDED JUNE 30, 2000               COMMISSION FILE NUMBER: 1-9741




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


On August 4, 2000 there were 20,552,857 Shares of the Registrant's Common Stock
                                  Outstanding.

                        This document contains 20 pages.

                       INAMED CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                           Quarter Ended June 30, 2000



                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I    -     FINANCIAL INFORMATION
-------------------------------------
Item 1.  Financial Statements

                  Report of Independent Public Accountants                                   3

                  Consolidated Balance Sheets                                                4

                  Unaudited Consolidated Income Statements                                   6

                  Unaudited Consolidated Statements of Comprehensive Income                  8

                  Unaudited Consolidated Statement of Stockholders' Equity                   9

                  Unaudited Consolidated Statements of Cash Flows                            10

                  Notes to the Consolidated Financial Statements                             12

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        14

Item 3.           Market Risk                                                                17

PART II   -     OTHER INFORMATION                                                            18
---------------------------------

PART I.           FINANCIAL INFORMATION

ITEM 1.
                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying consolidated balance sheet of lnamed Corporation, a Delaware Corporation, as of June 30, 2000, and the related consolidated statements of income for the three-month and the six-month periods then ended and the consolidated cash flows for the six-month period ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                              Arthur Andersen, LLP



July 20, 2000
New York, New York

                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)
===============================================================================

                                                                     Unaudited                      Audited
                                                                   June 30, 2000               December 31, 1999
                                                                   -------------               -----------------
         Assets
         ------

Current assets:
     Cash and cash equivalents                                $           22,031                  $       17,519
     Trade accounts receivable, net of allowance for
         doubtful accounts and returns and allowances
         of $5,687 and $6,425                                             47,272                          44,379
     Inventories                                                          32,519                          25,332
     Prepaid interest                                                      3,420                           1,637
     Prepaid expenses and other current assets                             5,860                           3,023
     Income tax refund receivable                                          1,450                             220
     Deferred income taxes                                                20,911                          32,794
                                                              ------------------                  --------------
          Total current assets                                           133,463                         124,904
                                                              ------------------                  --------------

Property and equipment, at cost:
     Machinery and equipment                                              21,918                          21,568
     Furniture and fixtures                                                6,564                           6,377
     Leasehold improvements                                               19,196                          14,570
                                                              ------------------                  --------------

                                                                          47,678                          42,515
     Less accumulated depreciation
         and amortization                                                (20,509)                        (18,405)
                                                              ------------------                  --------------

         Net property and equipment                                       27,169                          24,110
                                                              ------------------                  --------------

Notes receivable, net of allowance of $467                                 2,636                           2,681

Intangible assets, net                                                   163,396                         142,335

Other assets                                                              17,922                          15,409
                                                              ------------------                  --------------

Total assets                                                  $          344,586                  $      309,439
                                                              ==================                  ==============


                                   (continued)

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)
===============================================================================

                                                                     Unaudited                       Audited
                                                                   June 30, 2000               December 31, 1999
                                                                   -------------               -----------------
     Liabilities and Stockholders'  Equity
     -------------------------------------
Current liabilities:
     Current installments of long-term debt                   $              876                 $            54
     Notes payable to bank                                                   935                           1,079
     Accounts payable                                                     20,126                          16,716
     Accrued liabilities:
         Salaries, wages, and payroll taxes                                7,275                           8,369
         Interest                                                            906                           1,211
         Acquisition and integration costs                                 5,611                          16,055
         Other                                                            17,729                          19,956
         Income taxes payable                                             17,126                          18,729
                                                              ------------------                 ---------------

           Total current liabilities                                      70,584                          82,169
                                                              ------------------                 ---------------

Long-term debt                                                            81,408                          77,196
Acquired liabilities                                                      25,483                           5,448
Other long term liabilities                                                8,102                           9,027
Deferred income taxes                                                        378                           1,478

Stockholders' equity:
     Common stock, $0.01 par value
         Authorized 25,000,000 shares; issued
         and outstanding 20,539,214 and 20,200,114                           205                             202
     Additional paid-in capital                                          155,185                         152,779
     Accumulated other comprehensive loss                                 (6,108)                         (4,005)
     Accumulated deficit                                                   9,349                         (14,855)
                                                              ------------------                 ---------------

          Stockholders' equity                                           158,631                         134,121
                                                              ------------------                 ---------------

Total liabilities and stockholders' equity                    $          344,586                 $       309,439
                                                              ==================                 ===============


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)
===============================================================================

                                                                    Three Months                    Three Months
                                                                       Ended                           Ended
                                                                   June 30, 2000                    June 30,1999
                                                                   -------------                    ------------
Net sales                                                     $           67,627               $          42,165
Cost of goods sold                                                        19,116                          12,020
                                                              ------------------               -----------------
         Gross profit                                                     48,511                          30,145
                                                              ------------------               -----------------

Operating expenses:
     Marketing                                                            13,158                           8,580
     General and administrative                                           10,736                           7,452
     Research and development                                              2,067                           2,075
     Amortization of intangible assets                                     2,033                              --
                                                              ------------------               -----------------

         Total operating expenses                                         27,994                          18,107
                                                              ------------------               -----------------

         Operating income                                                 20,517                          12,038
                                                              ------------------               -----------------


Other income (expense):
     Foreign currency transaction gains (losses)                             416                              (7)
     Royalty and other income (expense)                                    1,366                            (566)
                                                              ------------------               -----------------

         Net other income (expense)                                        1,782                            (573)
                                                              ------------------               -----------------

Income before interest and taxes                                          22,299                          11,465

Interest and other financing expense, net                                  1,611                           2,399
                                                              ------------------               -----------------

Income before income tax expense                                          20,688                           9,066

Income tax expense                                                         4,514                              --
                                                              ------------------               -----------------

         Net income                                           $           16,174               $           9,066
                                                              ==================               =================

Net income per share of common stock
     Basic                                                    $             0.79               $            0.62
                                                              ==================               =================

     Diluted                                                  $             0.69               $            0.51
                                                              ==================               =================

Weighted average common shares outstanding basic                      20,510,933                      14,660,690
                                                              ==================               =================

Weighted average common shares outstanding diluted                    23,274,729                      17,818,406
                                                              ==================               =================


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (IN 000'S EXCEPT SHARE AND PER SHARE DATA)
===============================================================================

                                                                     Six Months                      Six Months
                                                                         Ended                           Ended
                                                                   June 30, 2000                    June 30,1999
                                                                   -------------                    ------------
Net sales                                                     $          127,926               $          79,753
Cost of goods sold                                                        34,786                          23,920
                                                              ------------------               -----------------
         Gross profit                                                     93,140                          55,833
                                                              ------------------               -----------------

Operating expenses:
     Marketing                                                            26,421                          16,414
     General and administrative                                           22,998                          14,934
     Research and development                                              4,330                           4,102
     Amortization of intangible assets                                     3,943                              --
                                                              ------------------               -----------------

         Total operating expenses                                         57,692                          35,450
                                                              ------------------               -----------------

         Operating income                                                 35,448                          20,383
                                                              ------------------               -----------------


Other income (expense):
     Foreign currency transaction gains (losses)                             566                              99
     Royalty and other income (expense)                                    3,390                            (879)
                                                              ------------------               -----------------

         Net other income (expense)                                        3,956                            (780)
                                                              ------------------               -----------------

Income before interest and taxes                                          39,404                          19,603

Interest and other financing expense, net                                  6,104                           3,039
                                                              ------------------               -----------------

Income before income tax expense                                          33,300                          16,564

Income tax expense                                                         9,096                              --
                                                              ------------------               -----------------

         Net income                                           $           24,204               $          16,564
                                                              ==================               =================
Net income per share of common stock
     Basic                                                    $             1.19               $            1.27
                                                              ==================               =================

     Diluted                                                  $             1.04               $            0.98
                                                              ==================               =================

Weighted average common shares outstanding basic                      20,387,297                      13,074,191
                                                              ==================               =================

Weighted average common shares outstanding diluted                    23,264,449                      16,952,167
                                                              ==================               =================


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)
                                   (IN 000'S)
===============================================================================

                                                                    Three Months                 Three Months
                                                                       Ended                         Ended
                                                                   June 30, 2000                 June 30,1999
                                                                   -------------                 ------------
Net income (loss)                                             $           16,174               $           9,066
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation gains (losses)                   (243)                           (912)
                                                              ------------------               -----------------

Comprehensive income (loss)                                   $           15,931               $           8,154
                                                              ==================               =================




                                                                   Six Months                    Six Months
                                                                      Ended                         Ended
                                                                  June 30, 2000                June 30,1999
                                                                  -------------                ------------
Net income (loss)                                             $           24,204               $          16,564
Other comprehensive (loss) income, net of tax:
   Cumulative foreign currency translation gains (losses)                 (2,103)                         (1,918)
                                                              ------------------               -----------------

Comprehensive income (loss)                                   $           22,101               $          14,646
                                                              ==================               =================



  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                   (IN 000'S)
===============================================================================



                                                                            ACCUMULATED
                                       COMMON    STOCK       ADDITIONAL        OTHER                             TOTAL
                                     ----------------------   PAID-IN      COMPREHENSIVE       RETAINED       STOCKHOLDERS
                                       SHARES     AMOUNT      CAPITAL       ADJUSTMENTS        EARNINGS          EQUITY
                                     ---------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                 20,200        202       152,779           (4,005)         (14,855)         134,121

Comprehensive income:
Net income                                   --         --            --                --           24,204          24,204
  Translation adjustment                     --         --            --           (2,103)               --         (2,103)
                                                                                                                     ------
Total comprehensive income                                                                                           22,101
                                                                                                                     ======
Stock compensation plans                     --         --           789                --               --             789
Exercise of stock options                   339          3         1,617                --               --           1,620
                                     ---------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   20,539        205       155,185           (6,108)            9,349         158,631
                                     =======================================================================================





  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)
===============================================================================

                     Six Months ended June 30, 2000 and 1999

                                                                          2000                              1999
                                                              ------------------                 ---------------
Cash flows from operating activities:
     Net income                                               $           24,204                $         16,564
                                                              ------------------                 ---------------

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                         6,724                           1,609
     Deferred income taxes                                                10,783                          (1,062)
     Provision for doubtful accounts, notes & returns                       (738)                            367
     Provision for obsolescence of inventory                                (322)                            973
     Provision for asset impairment                                          ---                             600
     Non-cash compensation                                                   774                             ---
     Non-cash financing cost                                                 ---                           1,977
     Non-cash reserve change                                             (25,035)                            ---
     Changes in assets and liabilities:
         Trade accounts receivable and notes receivable                   (2,110)                         (2,271)
         Inventories                                                      (6,865)                            109
         Prepaid expenses and other current assets                        (5,850)                           (734)
         Intangible and other assets                                         270                          (3,825)
         Accounts payable, accrued and other liabilities                   9,020                           1,349
         Accrued litigation settlement                                    (1,966)                         (5,721)
                                                              ------------------                 ---------------

         Total adjustments                                               (15,315)                         (6,629)
                                                              ------------------                 ---------------

         Net cash (used) provided by operating activities                  8,889                           9,935
                                                              ------------------                 ---------------

Cash flows from investing activities:
     Investments in strategic alliances                                   (3,000)                            ---
     Purchases of property and equipment, net                             (5,592)                         (2,043)
     Disposal of property and equipment, net                                 ---                             ---
                                                              ------------------                 ---------------

     Net cash used in investing activities                       $        (8,592)               $         (2,043)
                                                              ------------------                 ---------------

                                   (continued)




  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)
===============================================================================

                     Six Months ended June 30, 2000 and 1999



                                                                         2000                            1999
                                                                    ------------                     -----------
Cash flows from financing activities:
     Increases in notes payable and long-term debt                        83,219                             ---
     Principal repayment of notes payable
        and long-term debt                                               (78,329)                        (25,546)
     Payment of redeemable common stock in escrow                            ---                          (3,000)
     Proceeds from the exercise of warrants and options                    1,635                          26,419
     (Decrease) Increase in deferred grants                                 (207)                           (200)
                                                                    ------------                     -----------
         Net cash provided (used) by financing activities                  6,318                          (2,327)
                                                                    ------------                     -----------

         Effect of exchange rate changes on cash                          (2,103)                         (3,896)
                                                                    ------------                     -----------

         Net (decrease) increase in cash and cash equivalents              4,512                           1,669

Cash and cash equivalents at beginning of period                          17,519                          11,873
                                                                    ------------                     -----------

Cash and cash equivalents at end of period                          $     22,031                     $    13,542
                                                                    ------------                     -----------


Supplemental disclosure of cash flow information:
     Cash paid during the six months for:
         Interest                                                   $      8,988                     $     2,741
                                                                    ============                     ===========
         Income taxes                                               $      3,273                     $        11
                                                                    ============                     ===========

Disclosure of accounting policy:

         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




  The Notes to Consolidated Financial Statements are an integral part of this statement.

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                   (IN 000'S)
===============================================================================

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

The Company

Inamed Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): U.S. Plastic Surgery and Aesthetic Medicine (consisting primarily of McGhan Medical Corporation, which develops, manufactures and sells medical devices and components for breast implants and facial aesthetics); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting primarily of a manufacturing company based in Ireland
- McGhan Limited - and sales subsidiaries in various countries, including Germany, Italy, United Kingdom, France, Spain, Australia and Japan, which sell products for both the plastic, aesthetics and bariatric surgery fields).


3 - Inventories

         Inventories are summarized as follows:
                                                          June 30, 2000                December 31, 1999
                                                          -------------                -----------------

                  Raw materials                           $     7,200                          $   7,409
                  Work in process                               6,476                              7,179
                  Finished goods                               21,322                             13,545
                                                          -----------                          ---------

                                                               34,998                             28,133
                  Less allowance for
                       obsolescence                            (2,479)                            (2,801)
                                                          ------------                         ---------
                                                          $    32,519                          $  25,332
                                                          ===========                          =========

                       INAMED CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (Continued)
                                  ($ IN 000'S)

===============================================================================


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

Net interest and other financing expenses for the six months ended June 30, 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition.

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

                                       THREE MONTHS ENDED
                                            JUNE 30,
                                     ---------       --------
                                         2000         1999
                                         ----         ----
Net sales ..........................       100%        100%
Gross profit .......................        72          71
Marketing expenses .................        19          20
General and administrative expenses         16          18
Research and development expenses            3           5
Amortization of intangible expenses          3          --
Total operating expenses ..........         41          43
Other income (expense) ............          3         (1)
Income before interest & taxes              33          27
Net interest and
other financing expense                      2           6
Income before income taxes
and extraordinary charges .........         31          22
Net income ........................         24%         22%
                                          ====        ====

                                                         SIX MONTHS ENDED
                                                               JUNE 30,
                                                  ------------           ------------
                                                     2000                  1999
                                                     -------               -------
Net sales.................................             100%                   100%
Gross profit..............................              73                     70
Marketing expenses........................              21                     21
General and administrative expenses                     18                     19
Research and development expenses                        3                      5
Amortization of intangible expenses                      3                     --
Total operating expenses..................              45                     44
Other income (expense)....................               3                    (1)
Income before interest & taxes                          31                     25
Net interest and
other financing expense                                  5                      4
Income before income taxes
and extraordinary charges................               26                     21
Net income...............................               19%                    21%
                                                       ====                   ====



         Net Sales. Net sales for the three months ended June 30, 2000 were $67.6 million, reflecting an increase of $25.5 million or 60% over net sales for the same period in 1999. Approximately 52 percentage points of this increase were derived from the facial and other products arising from the acquisition of Collagen Aesthetics, Inc., which was completed in September 1999. Sales of breast implant products grew approximately 13% in the second quarter of 2000 while sales of facial implant products (due to the Collagen acquisition in September 1999) were essentially flat in the second quarter of 2000, based on local currencies. Changes in foreign currency conversion rates also had a $1.3 million adverse effect on reported sales in the second quarter of 2000. Net sales for the six months ended June 30, 2000 were $127.9 million, reflecting an increase of $48.2 million or 60% over net sales for the same period in 1999. Approximately 52 percentage points of this increase were derived from the facial and other products arising from the acquisition of Collagen. Sales of breast implant products grew approximately 11% in the first six months of this year, based on local currencies. A comparison to last year for facial implant products is not particularly meaningful given the promotional activities which arose last year, prior to the acquisition, when the second calendar quarter marked the end of Collagen's fiscal year. Changes in foreign currency conversion rates had a $2.6 million adverse effect on reported sales in the first six months of 2000.

     Cost of Goods Sold; Gross Profit. Cost of goods sold for the three months ended June 30, 2000 was $19.1 million, reflecting an increase of $7.1 million or 59%, over the same period in 1999. Cost of goods sold, as a percentage of net sales was 28% in the three months ended June 30, 2000 and 28% in the same period in 1999. Gross profit for the three months ended June 30, 2000 was $48.5 million, reflecting an increase of $18.4 million or 61% over the same period in 1999. For the three months ended June 30, 2000, gross profit as a percentage of net sales remained constant at 72% when compared to the same period in 1999. Gross profit for the six months ended June 30, 2000 was $93.1 million, reflecting an increase of $37.3 million or 67% over the same period in 1999. For the six months ended June 30, 2000, gross profit as a percentage of net sales increased 3% up to 73% from 70% for the same period in 1999.

     Marketing Expenses. Marketing expenses for the three months ended June 30, 2000 were $13.2 million, an increase of $4.6 million over the same period in 1999. Marketing expenses for the six months ended June 30, 2000 were $26.4 million, an increase of $10.0 million over the same period in 1999. These increases were the result of the higher level of sales, and the concurrent expansion of sales and marketing personnel and programs, due to the Collagen acquisition. As a percentage of sales, marketing expenses were 19% in the three months ended June 30, 2000 and 20% in the three months ended June 30, 1999. As a percentage of sales, marketing expenses were 21% in both the six months ended June 30, 2000 and in the same period in 1999.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 were $10.7 million, an increase of $3.3 million from the same period of 1999. General and administrative expenses for the six months ended June 30, 2000 were $23.0 million, an increase of $8.1 million from the same period of 1999. The increase in both the three and six month periods was due primarily to the increase in personnel and expenses arising from the Collagen acquisition. As a percentage of sales, general and administrative expenses were 16% in the three months ended June 30, 2000 and 18% in the three months ended June 30, 1999. As a percentage of sales, general and administrative expenses were 18% in the three months ended June 30, 2000 and 19% in the six months ended June 30, 1999.

     Research and Development Expenses. Research and development expenses of $2.1 million for the three months ended June 30, 2000, were flat to the same period in 1999. Research and development expenses of $4.3 million for the six months ended June 30, 2000, were $0.2 million higher than the same period in 1999. As a percentage of sales, research and development costs were 3%, a decrease of 2% for both the three and six months ended June 30, 2000 as compared to 5% for the same period in 1999.

     Amortization of Intangible Assets. Amortization of intangible assets of $2.0 million for the three months ended June 30,2000 and $3.9 million for the six months ended June 30, 2000 primarily reflects the $1.5 and 2.8 million amortization of goodwill arising from the Collagen acquisition, which was completed in September 1999. The $1.5 million and $2.8 million non-cash expense for Collagen goodwill has a $0.07 per share for the three months ended June 30, 2000 and $0.14 per share for the six months ended June 30, 2000 adverse impact on earnings per share. In accordance with generally accepted accounting principles, the Company is in the process of determining the fair market value of assets, liabilities and contingencies related to the Collagen acquisition, which will be completed by the Third Quarter of 2000.

     Other Income and Expenses. Other income of $1.8 million for the three months ended June 30, 2000, reflected a significant increase from the $0.6 million expense for the same period in 1999. For the six months ended June 30, 2000 other income was $4.0 million and also reflected a significant increase from the $0.8 million expense for the same period in 1999. The largest contributor to the improvement was royalties of $1.1 million for the three months ended June 30, 2000 and $2.8 million for the six months ended June 30, 2000, from the sale of urinary incontinence product by a licensee. As a percentage of sales, other income and expense was 3%, an increase of 4% for both the three and six months ended June 30, 2000 as compared to -1% for the same periods in 1999.

     Income before interest and taxes. Based on the foregoing factors, income before interest and taxes for the three months ended June 30, 2000 totaled $22.3 million, an increase of $10.8 million or 94% over income before interest and taxes for the same period in 1999. For the six months ended June 30, 2000 income before interest and taxes totaled $39.4 million, an increase of $19.8 million or 101% over income before interest and taxes for the same period in 1999. As a percentage of sales, income before interest and taxes was a record 33%, an increase of 6 percentage points for the three months ended June 30, 2000 as compared to 27% for the same period in 1999. For the six months ended June 30, 2000, income before interest and taxes as a percentage of sales was 31% as compared to 25% for the same period in 1999. These favorable increases reflected continued growth in sales and gross profit margins and continued control over expenses.

         Interest Expense. Net interest and other financing expense was $1.6 million for the three months ended June 30, 2000, reflecting a decrease of $0.8 million from $2.4 million for the three months ended June 30, 1999. Interest expense for the three months ended June 30, 2000 included $0.6 million in interest income related to a $2.8 million income tax refund arising from the resolution of audits of the Company's 1992-1995 tax returns. Net interest and other financing expenses for the six months ended June 30, 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition. Without these items, net interest and other financing expenses would have been $4.5 million for the six months ended June 30, 2000.

     Income Taxes and Earnings Per Share. Income tax expense for the three months ended June 30, 2000 was $4.5 million using a 33% effective tax rate and adding back non-deductible goodwill amortization to income before tax. For the three months ended June 30, 1999 there was no income tax expense, because at the time the Company had not fully recognized a tax asset associated with the losses of 1997 and earlier. In order to provide investors with a perspective on its earnings per share on a normalized basis, excluding the $2.2 million of interest expense in the first quarter of 2000 arising from the early retirement of debt and the $2.8 million tax refund discussed above, our earnings for the three months ended June 30, 2000 would have been $13.4 million ($0.65 per basic share and $0.57 per diluted share), as compared to tax-effected net income of $6.1 million for the second quarter of 1999 ($0.41 per basic share and $0.34 per diluted share). On a proforma basis, net income in the first quarter increased 120% from 1999 to 2000, while earnings per diluted share increased 68%.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, net cash provided by operations was $8.9 million compared to $9.9 million provided by operations for the same period in 1999. In the first half of 2000, cash from operations was primarily impacted by severance and other payment obligations related to the Collagen acquisition. Cash used in investing activities of $8.6 million in the first half included an additional investment in our strategic partner, Arthrocare Corporation, under the terms of a license agreement, as well as fixed asset expenditures for new manufacturing facilities, computer equipment and building renovations. During this period, cash provided by financing activities of $6.3 million primarily related to our $82.5 million term debt refinancing, which replaced the $77.0 million bridge loan used to finance the Collagen acquisition in the first quarter of 2000.

     Capital Expenditures. Expenditures on property and equipment approximated $5.6 million in the first half of 2000, compared to $2.0 million in 1999, due primarily to the cost of building new manufacturing facilities which are necessary to increase capacity and improve efficiency. The Company anticipates spending approximately $12 million on these activities in 2000, which is significantly more than capital expenditures in previous years.

IMPACT OF INFLATION

     Management believes that inflation has had a negligible effect on operations. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

NEW ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which is required to be adopted in years beginning after June 15, 2000. This statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and defers its effective date by one year. The Company is currently evaluating the impact that the adoption of SFAS 138 will have on its results of operations and financial position.

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

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         Trilucent(R) Breast Implant Matters. On November 6, 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent(R) soybean oil filled breast implant, to Sierra Medical Technologies. Collagen accounted for LipoMatrix as a discontinued operation in its 1998 fiscal year. On March 8, 1999, the United Kingdom Medical Devices Agency (MDA) announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent(R) implant in the United Kingdom. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who have received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. Subsequently, Lipomatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product.

         Collagen retained certain liabilities for Trilucent(R) implants sold prior to November 6, 1998. Collagen also agreed with the United Kingdom National Health Service that, for a period of time, it would perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent(R) implant and pay for explants for any United Kingdom women with confirmed Trilucent(R) implant ruptures. On June 6, 2000, the MDA issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent breast implants even if the patient is asymptomatic. The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation. The hazard notice stressed, however, "that all the above advice is precautionary. Although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far."

         Also on June 6, 2000, the Company announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received the Trilucent(R) breast implants, under which it will cover medical expenses associated with the removal and replacement of those implants for women in the European Community, the United States and other countries. The Company's program, its insurance and reserves and other Trilucent(R)-related matters are discussed in the Company's Current Report on Form 8-K, filed with the Commission on June 6, 2000. See section captioned "Information on Trilucent(R) Breast Implants". Any swelling or inflammation relating to the Trilucent(R) implants appears to resolve upon explantation.

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

         As of June 30, 2000, Inamed had $35 million of reserves to cover potential expenses and liabilities arising from Trilucent(R), and in excess of $65 million of insurance coverage for product liability claims or medical expenses incurred by women with Trilucent(R) breast implants. Based on these reserves and insurance policies, the Company does not believe that Trilucent(R) will have a material adverse effect on its business, results of operations, financial position, or future prospects.

ITEMS 2 THROUGH  4

                Not applicable.

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K dated April 17, 2000 - The Company announced that BDO Seidman, LLP had resigned as independent certified public accountants and was replaced by Arthur Andersen LLP.

                  Form 8-K dated April 20, 2000 - The Company indicated that it was not aware of any "disagreements" between the Company and BDO Seidman,LLP or any other "reportable events" during fiscal 1999 or 1998 or the interim period preceeding BDO's Seidman's resignation as the Company's independent certified public accountants.

                  Form 8-K / A dated May 5, 2000 - The Company amended its 8-K dated April 20, 2000 by including a letter from BDO Seidman, LLP pursuant to Item 304 (a) (3) of Regulation S-K.

                  Form 8-K dated June 6, 2000 - The Company issued a press release commenting on a variety of matters, including earnings expectations, a recent Trilucent(R) event and a new shelf registration filing.

                  Form 8-K dated June 23, 2000 - The Company issued a press release announcing that an FDA advisory panel on gastroenterology and urology devices voted 6-4 to recommend FDA rejection of the Premarket Approval Application (PMA) for the LAP-BAND(R) System for obesity treatment.

                               INAMED CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INAMED CORPORATION


August 9, 2000                 By: /s/ Michael J. Doty
                                   -------------------
                                   Michael J. Doty, Senior Vice President
                                   and Chief Financial Officer


August 9, 2000                 By: /s/ Ilan K. Reich
                                   -----------------
                                   Ilan K. Reich, President
                                   and Co-Chief Executive Officer