Form 10-Q
period 2000-09-30
INAMED CORP
filed 2000-11-14
CIK 109831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

           FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER: 1-9741

                            ------------------------

                               INAMED CORPORATION
STATE OF INCORPORATION: DELAWARE  I.R.S. EMPLOYER IDENTIFICATION NO.: 59-0920629

       5540 EKWILL STREET, SUITE D, SANTA BARBARA, CALIFORNIA 93111-2919

                        TELEPHONE NUMBER: (805) 692-5400

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

                            ------------------------

  On November 7, 2000 there were 20,615,454 Shares of the Registrant's Common
                               Stock Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        This document contains 20 pages.

                      INAMED CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
         Report of Independent Public Accountants....................    3
         Consolidated Balance Sheets.................................    4
         Unaudited Consolidated Income Statements....................    6
         Unaudited Consolidated Statements of Comprehensive Income...    8
         Unaudited Consolidated Statement of Stockholders' Equity....    9
         Unaudited Consolidated Statements of Cash Flows.............   10
         Notes to the Consolidated Financial Statements..............   12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     15
          AND RESULTS OF OPERATIONS..................................
ITEM 3. MARKET RISK..................................................   17
PART II.  OTHER INFORMATION..........................................   18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Inamed Corporation, a Delaware Corporation, as of September 30, 2000, and the related consolidated statements of income for the three-month and the nine-month periods then ended and the consolidated cash flows for the nine-month period ended. These financial statements are the responsibility of the company's management.

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

                                          ARTHUR ANDERSEN, LLP

November 6, 2000
New York, New York

                      INAMED CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLION'S)

                                                                UNAUDITED        AUDITED
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 21.6           $ 17.5
  Trade accounts receivable, net of allowance for doubtful
     accounts and returns and allowances of $6.8 and $6.4...       41.3             44.4
  Inventories...............................................       34.1             25.3
  Prepaid interest..........................................        3.4              1.6
  Prepaid expenses and other current assets.................        6.8              3.1
  Income tax refund receivable..............................         --              0.2
  Deferred income taxes.....................................       29.3             32.8
                                                                 ------           ------
          Total current assets..............................      136.5            124.9
                                                                 ------           ------
Property and equipment, at cost:
  Machinery and equipment...................................       23.6             21.6
  Furniture and fixtures....................................        4.9              6.4
  Leasehold improvements....................................       17.3             14.6
                                                                 ------           ------
                                                                   45.8             42.5
  Less accumulated depreciation and amortization............      (21.5)           (18.4)
                                                                 ------           ------
          Net property and equipment........................       24.3             24.1
                                                                 ------           ------
Notes receivable, net of allowance of $0.5..................        2.6              2.7
Goodwill -- Collagen, net...................................      156.6            139.2
Patents and license agreements, net.........................       52.0             11.5
Other intangibles, net......................................        1.5              1.7
Deferred income taxes, long term............................       12.0               --
Other assets................................................        2.8              5.3
                                                                 ------           ------
Total assets................................................     $388.3           $309.4
                                                                 ======           ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                                 (IN MILLION'S)

                                                                UNAUDITED        AUDITED
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................     $  0.9           $  0.1
  Notes payable.............................................       16.3              1.1
  Accounts payable..........................................       22.1             16.7
  Accrued liabilities:
     Salaries, wages, and payroll taxes.....................        7.7              8.4
     Interest...............................................        0.9              1.2
     Acquisition and integration costs......................        7.5             16.1
     Other..................................................       17.1             21.6
     Income taxes payable...................................       10.9             18.7
                                                                 ------           ------
          Total current liabilities.........................       83.4             83.9
                                                                 ------           ------
Long-term debt..............................................       81.4             77.2
Acquired liabilities........................................       22.5              5.4
Long term warranty reserve..................................        5.9              5.3
Other long term notes payable...............................       12.5               --
Other long term liabilities.................................        1.6              2.0
Deferred income taxes.......................................       23.6              1.5
Stockholders' equity:
  Common stock, $0.01 par value Authorized 25,000,000
     shares; issued and outstanding 20,586,462 and
     20,200,114.............................................        0.2              0.2
  Additional paid-in capital................................      155.9            152.8
  Accumulated other comprehensive loss......................       (9.6)            (4.0)
  Accumulated surplus/(deficit).............................       16.9            (14.9)
                                                                 ------           ------
          Stockholders' equity..............................      163.4            134.1
          Less cost of common stock in treasury (183,500
            shares).........................................       (6.0)              --
                                                                 ------           ------
Total liabilities and stockholders' equity..................     $388.3           $309.4
                                                                 ======           ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (IN MILLION'S EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Net sales...................................................      $54.4            $44.0
Cost of goods sold..........................................       15.3             12.7
                                                                  -----            -----
          Gross profit......................................       39.1             31.3
                                                                  -----            -----
                                                                   72.0%            71.2%
Operating expenses:
  Selling...................................................       12.5             10.7
  General and administrative................................       11.8              7.4
  Research and development..................................        2.7              2.8
  Amortization of intangible assets.........................        1.8              0.5
                                                                  -----            -----
          Total operating expenses..........................       28.8             21.4
                                                                  -----            -----
          Operating income..................................       10.3              9.9
                                                                  -----            -----
Other income (expense):
  Foreign currency transaction gains (losses)...............        0.5             (0.1)
  Royalty and other income (expense)........................        1.8              0.9
                                                                  -----            -----
          Net other income (expense)........................        2.3              0.8
                                                                  -----            -----
Income before interest and taxes............................       12.6             10.7
Interest and other financing expense, net...................       (2.0)            (2.2)
                                                                  -----            -----
Income before income tax expense............................       10.6              8.5
Income tax expense..........................................        3.0               --
                                                                  -----            -----
          Net income........................................      $ 7.6            $ 8.5
                                                                  =====            =====
Net income per share of common stock
  Basic.....................................................      $0.37            $0.50
                                                                  =====            =====
  Diluted...................................................      $0.33            $0.44
                                                                  =====            =====
Weighted average common shares outstanding basic............       20.5             17.1
                                                                  =====            =====
Weighted average common shares outstanding diluted..........       23.0             19.5
                                                                  =====            =====

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (IN MILLION'S EXCEPT SHARE AND PER SHARE DATA)

                                                               NINE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Net sales...................................................     $182.3           $123.7
Cost of goods sold..........................................       50.0             36.6
                                                                 ------           ------
          Gross profit......................................      132.3             87.1
                                                                 ------           ------
                                                                   72.6%            70.4%
Operating expenses:
  Selling...................................................       39.0             27.1
  General and administrative................................       34.9             22.2
  Research and development..................................        7.0              6.9
  Amortization of intangible assets.........................        5.7              0.6
                                                                 ------           ------
          Total operating expenses..........................       86.6             56.8
                                                                 ------           ------
          Operating income..................................       45.7             30.3
                                                                 ------           ------
Other income (expense):
  Foreign currency transaction gains (losses)...............        1.1                0
  Royalty and other income (expense)........................        5.2               (0)
                                                                 ------           ------
          Net other income (expense)........................        6.3               (0)
                                                                 ------           ------
Income before interest and taxes............................       52.0             30.3
Interest and other financing expense, net...................       (8.1)            (5.2)
                                                                 ------           ------
Income before income tax expense............................       43.9             25.1
Income tax expense..........................................       12.1               --
                                                                 ------           ------
          Net income........................................     $ 31.8           $ 25.1
                                                                 ======           ======
Net income per share of common stock
  Basic.....................................................     $ 1.56           $ 1.74
                                                                 ======           ======
  Diluted...................................................     $ 1.38           $ 1.39
                                                                 ======           ======
Weighted average common shares outstanding basic............       20.4             14.4
                                                                 ======           ======
Weighted average common shares outstanding diluted..........       23.1             18.1
                                                                 ======           ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Net income (loss)...........................................      $ 7.6            $ 8.5
Other comprehensive (loss) income, net of tax: Cumulative
  foreign currency translation gains (losses)...............       (3.5)            (2.0)
                                                                  -----            -----
Comprehensive income (loss).................................      $ 4.1            $ 6.5
                                                                  =====            =====

                                                               NINE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Net income (loss)...........................................      $31.8            $25.1
Other comprehensive (loss) income, net of tax: Cumulative
  foreign currency translation gains (losses)...............       (5.6)            (3.7)
                                                                  -----            -----
Comprehensive income (loss).................................      $26.2            $21.4
                                                                  =====            =====

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                               ACCUMULATED
                                COMMON STOCK     ADDITIONAL       OTHER                  TREASURY      TOTAL
                               ---------------    PAID-IN     COMPREHENSIVE   RETAINED    STOCK     STOCKHOLDERS
                               SHARES   AMOUNT    CAPITAL      ADJUSTMENTS    EARNINGS   PURCHASE      EQUITY
                               ------   ------   ----------   -------------   --------   --------   ------------
BALANCE, JANUARY 1, 2000.....   20.2     0.2       152.8          (4.0)        (14.9)        --        134.1
Comprehensive income:
Net income...................     --      --          --            --          31.8         --         31.8
Translation adjustment.......     --      --          --          (5.6)           --         --         (5.6)
Total comprehensive income...     --      --          --            --            --         --         26.2
Treasury stock purchase......     --      --          --            --            --       (6.0)        (6.0)
Stock compensation plans.....     --      --         1.2            --            --         --          1.2
Exercise of stock options....    0.4      --         1.9            --            --         --          1.9
                                ----     ---       -----          ----         -----       ----        -----
BALANCE, SEPTEMBER 30, 2000..   20.6     0.2       155.9          (9.6)         16.9       (6.0)       157.4
                                ====     ===       =====          ====         =====       ====        =====

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLION'S)
================================================================================
                 Nine Months ended September 30, 2000 and 1999

                                                       2000        1999
                                                      ------     -------
Cash flows from operating activities:
     Net income                                       $ 31.8     $  25.1
                                                      ------     -------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                      10.8         4.3
     Deferred taxes                                     14.2        (2.5)
     Provision for asset impairment                       --         0.6
     Non-cash financing cost                              --         2.0
     Changes in assets and liabilities:
          Trade accounts receivable                     (0.4)       (1.2)
          Inventories                                  (10.5)        0.2
          Insurance settlement                           1.3          --
          Acquisition and integration costs            (12.5)
          Acquired liabilities                         (12.4)
          Other                                         (3.1)       (1.3)
                                                      ------     -------
          Total adjustments                            (12.6)        2.1
                                                      ------     -------
          Net cash provided by operating activities     19.2        27.2
                                                      ------     -------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired          --      (132.5)
     Acquisition of patents and license rights            --        (9.1)
     Purchases of property and equipment, net           (8.3)       (3.3)
     Disposal of property and equipment, net              --          --
                                                      ------     -------
     Net cash used in investing activities            $ (8.3)     (144.9)
                                                      ------     -------

                                  (continued)

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash flows from financing activities:
  Increases in notes payable and long-term debt.............    82.5      155.0
  Payment of note in escrow for litigation settlement.......              (25.5)
  Principal repayment of notes payable and long-term debt...   (79.6)     (27.8)
  Payment of redeemable common stock in escrow..............      --       (3.0)
  Repurchase of common stock................................    (6.0)        --
  Proceeds from the exercise of warrants and options........     1.9      (25.5)
  (Decrease) Increase in deferred grants....................      --       (0.2)
                                                              ------     ------
          Net cash provided by financing activities.........    (1.2)     125.0
                                                              ------     ------
          Effect of exchange rate changes on cash...........    (5.6)      (3.7)
                                                              ------     ------
          Net (decrease) increase in cash and cash
           equivalents......................................     4.1        3.6
Cash and cash equivalents at beginning of period............    17.5       11.9
                                                              ------     ------
Cash and cash equivalents at end of period..................  $ 21.6     $ 15.5
                                                              ------     ------
Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest...............................................  $ 11.3     $  9.2
                                                              ======     ======
     Income taxes...........................................  $  4.2     $   --
                                                              ======     ======
Supplemental schedule of non-cash investing and financing
  activities:
  Increase in MPDI patents and increase in notes payable....  $ 28.3

DISCLOSURE OF ACCOUNTING POLICY:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                ($ IN MILLION'S)

1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

     Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

2 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Inamed Corporation and all of its wholly owned subsidiaries (the "Company"). Intercompany transactions are eliminated in consolidation.

The Company

     Inamed Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): U.S. Plastic Surgery and Aesthetic Medicine (consisting primarily of McGhan Medical Corporation, which develops, manufactures and sells medical devices and components for breast implants and facial aesthetics); BioEnterics Corporation, which develops, manufactures and sells medical devices to the bariatric and general surgery fields; and International (consisting primarily of a manufacturing company based in Ireland -- McGhan Limited -- and sales subsidiaries in various countries, including Germany, Italy, United Kingdom, France, Spain, Australia and Japan, which sell products for both the plastic, aesthetics and bariatric surgery fields).

3 -- INVENTORIES

     Inventories are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Raw materials......................................      $ 8.5           $ 7.4
Work in process....................................        6.0             7.2
Finished goods.....................................       22.1            13.5
                                                         -----           -----
                                                          36.6            28.1
Less allowance for obsolescence....................       (2.5)           (2.8)
                                                         -----           -----
                                                         $34.1           $25.3
                                                         =====           =====

4 -- LONG TERM DEBT

     The following is a summary of the Company's significant long-term debt:

          On February 1, 2000, the Company refinanced the remaining $77.0 million bridge loan that was obtained to finance the Collagen acquisition, with a new credit facility comprised of a five-year term loan of $82.5 million and a revolving credit line of $25.0 million.

                      INAMED CORPORATION AND SUBSIDIARIES

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

          During the third quarter the Company effectively converted $30 million of its five-year USD term loan to fixed rate EUR debt. An additional $20.0 million of the five-year term loan was effectively converted from variable rate USD debt to fixed rate USD debt. These conversions contributed to reducing the Company's term interest rate (before fee amortization) from approximately 10.2% to approximately 9.2%.

          During the third quarter the Company amended its five-year term loan to allow for the purchase of common stock not to exceed $25 million between August 21, 2000 and February 1, 2005. In addition the company may spend an amount in excess of $25 million in the event that consolidated domestic net income for the preceding two fiscal years exceeds $100 million.

          Net interest and other financing expenses for the nine months ended September 30, 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition.

5 -- PATENT PURCHASE

     As part of the purchase of various texturing patents from Medical Products Development, Inc. (MPDI) the company will pay $6.0 million in the fourth quarter, an additional $10.0 million over the next year and $14.0 million in 2002 through 2004. Separately, the company has signed a licensing agreement with Reconstructive Technologies, Inc. (RTI) and will make a $3.0 million cash investment in this company in the fourth quarter. Each of these transactions requires our lenders' approval. The Company is currently in the process of obtaining those approvals.

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

RESULTS OF OPERATIONS

     Set forth below is a table which shows the individual components of the Company's results of operations as a percent of net sales for each of the periods indicated.

                                            THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                            ENDED 9/30/00   ENDED 9/30/99   ENDED 9/30/00   ENDED 9/30/99
                                            -------------   -------------   -------------   -------------
Net sales.................................       100%            100%            100%            100%
Gross profit..............................        72              71              73              70
S, G & A..................................        50              48              44              46
Amortization of intangible expenses.......         3               1               3              --
Total operating expenses..................        53              49              47              46
Other income (expense)....................         4               2               3              --
Income before interest & taxes............        23              24              29              24
Net interest and other financing
  expense.................................         4               5               5               4
Income before income taxes................        19              19              24              20
Net income................................        14%             19%             17%             20%

THIRD QUARTER

     Sales for the third quarter totaled $54.4 million, up 24% from the prior year. Excluding the effect of owning Collagen for approximately one-third of the prior year third quarter, and the effects of changes in foreign exchange rates, sales are up by approximately five percentage points in the quarter.

     Gross margins for the quarter, at 72% of sales, reflect continuing manufacturing improvements, pricing discipline, and improvements in product mix.

     Selling, general and administrative expenses were 50% of sales, up by two percentage points. The increase in the 2000 third quarter was due primarily to higher legal and tax consulting fees, timing of incentive provisions, and premiums associated with expanded business insurance.

     Other income of $2.3 million was up by $1.6 million from the prior year, due to the inclusion of a full quarter of royalties from Collagen products, and foreign exchange gains.

     Interest expense for the quarter of $2.0 million, consistent with expectations and the prior year.

     Income tax expense of $3.0 million for the third quarter reflects an improved effective tax rate of 28%, consistent with the effective rate through the first half of 2000. The earnings of the third quarter of 1999 were not tax-effected, as a tax asset associated with prior losses had not been fully recognized as of September 1999.

     Net income for the third quarter of 2000 totaled $7.6 million, or $0.33 per diluted share, compared with $8.5 million or $0.44 per diluted share in the third quarter of the prior year.

     As noted above, the prior year net income was not tax-effected, as a tax asset associated with prior losses had not been recognized. If taxes had been provided, the prior year earnings per diluted share would have been $0.29.

FIRST NINE MONTHS

     Sales through the first nine months of 2000 reached $182.3 million, exceeding the prior year by 47%. Approximately forty-one percentage points of this increase were derived from the inclusion of the acquired Collagen Aesthetics, Inc. sales from September 1, 1999 forward. Foreign exchange effects, lead by the declining Euro, adversely effected the top line, by approximately three percentage points. The base business, excluding Collagen, grew at more than 9% through the first nine months, in local currencies.

     The gross margin rose from 70.4% in the prior year to 72.6% through the first nine months of 2000. This margin gain was driven by manufacturing efficiency improvements, increased volume through the factories, pricing discipline, and favorable sales mix shifts.

     Selling, general administrative expenses totaled $80.8 million or 44% of sales, favorable to the prior year rate by approximately one percentage point.

     Other income of $6.3 million derived principally from royalties from acquired Collagen products and foreign exchange gains.

     Interest expense of $8.1 million was in line with expectations and includes $2.2 million in one-time financing expenses incurred in the first quarter of 2000.

     Income taxes were accrued at $12.1 million using a worldwide effective tax rate of 28%.

     Net income for the first nine months of 2000 totaled $31.8 million or $1.38 per diluted share, compared to $25.1 million in net income and $1.39 per diluted share in the prior year. The prior year did not include a provision for income taxes for reasons noted above, and earnings per diluted share in 1999 would have been approximately $0.95 per diluted share, had taxes been provided.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, net cash provided by operations was $44.1 million before expenditures relating to the integration of Collagen Asethetics Inc. This compares to $27.2 million provided by operations for the same period in 1999. The Cash used in investing activities of $8.3 million in the first three quarters was related to fixed asset expenditures associated with new manufacturing facilities, computer equipment and building renovations. During this period, cash used by financing activities was $1.2 million and included the repurchase of $6.0 million in common stock.

     In the third quarter the company repurchased 183,500 shares of common stock at an average price of approximately $32.70 per share, as authorized by the Board of Directors. Management does not anticipate any further purchases in the fourth quarter. Payments related to Trilucent medical claims and administrative fees were $12.4 million through the third quarter; these amounts were charged to applicable reserves and did not affect the Company's reported earnings. The company has now met the applicable self-insured retention under the medical reimbursement policy, and is now due to receive reimbursement of $5.4 million of that amount for covered Trilucent medical claims during the fourth quarter. See "Legal Proceedings", below, for further information about Trilucent.

     As part of the purchase of various texturing patents from Medical Products Development, Inc. (MPDI) the company will pay $6.0 million in the fourth quarter, an additional $10.0 million over the next year and $14.0 million in 2002 through 2004. Separately, the company has signed a licensing agreement with Reconstructive Technologies, Inc. (RTI) and will make a $3.0 million cash investment in this company in the fourth quarter.

IMPACT OF INFLATION

     Management believes that inflation has had a negligible effect on operations. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS
133. Implementation of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Trilucent Breast Implant Matters. On June 6, 2000, the United Kingdom Medical Devices Agency (MDA) issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent soybean oil filled breast implants even if the patient is asymptomatic. The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation. The hazard notice stressed, however, "that all the above advice is precautionary. Although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far." In fact, any swelling or inflammation relating to the Trilucent implants appears to resolve upon explantation.

     Approximately 10,000 women received Trilucent implants during the period from 1995 until commercial sales ceased in March 1999; roughly one-half reside in the United Kingdom. In the U.S., a total of 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997.

     Concurrently with the MDA announcement of June 6, 2000, the Company announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received the Trilucent breast implants, under which it will cover medical expenses associated with the removal and replacement of those implants for women in the European Community, the United States and other countries. The Company's program, its insurance and reserves and other Trilucent-related matters are discussed in the Company's Current Report on Form 8-K, filed with the Commission on June 6, 2000. See section captioned "Information on Trilucent Breast Implants".

     During the third quarter of 2000, the Company received notice of two Trilucent-related lawsuits, brought by the same plaintiffs' counsel in federal district court in San Francisco, California, on behalf of two U.K. women. In one, Rachel Kerr v. Collagen Aesthetics, Inc. et al., the plaintiff seeks to certify an international class of Trilucent implant recipients alleged to include over 9,000 women. The Inamed defendants are currently scheduled to respond to the complaints by November 15, 2000 and intend to move to dismiss these actions on the grounds that U.K. provides an adequate remedy, has a much greater interest in the controversy and is a more convenient forum. The Company expects that its motions to dismiss these cases will be heard in January 2001.

     Also in the third quarter of 2000, the Company and its subsidiaries received notices of claim from European women, the vast majority of them residents of the United Kingdom, seeking compensation for general and special damages arising from "unnecessary" or "premature" surgery conducted to remove the Trilucent implants. AEI, Inc. is currently engaged in discussions, both with its insurers and with the lead solicitor for the United Kingdom claimants, over a settlement protocol for the fair and efficient resolution of these claims.

     As of September 30, 2000, the Company had $33 million of reserves to cover potential expenses and liabilities arising from Trilucent, and in excess of $65 million of insurance coverage for product liability claims or medical expenses incurred by women with Trilucent breast implants. Based on these reserves and insurance policies, the Company does not believe that Trilucent will have a material adverse effect on its business, results of operations, financial position, or future prospects.

ITEMS 2 THROUGH 4

     Not applicable.

ITEM 5.  OTHER INFORMATION

     On October 12, 2000 the Company announced that it had received inquiries from several companies which are interested in discussing an acquisition of the Company. The Board of Directors has retained an investment banker to assist in evaluating acquisition proposals as well as the Company's strategic options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Form 8-K/A dated July 28, 2000 -- The Company amended its 8-K dated April 20, 2000 and amended on May 4, 2000 by including a letter from BDO Seidman, LLP dated July 27, 2000.

       Form 8-K dated August 2, 2000 -- The Company issued a press release announcing that it has been authorized by its Board of Directors to institute a stock repurchase program.

                               INAMED CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INAMED CORPORATION

                                          By: /s/ MICHAEL J. DOTY
                                            ------------------------------------
                                            Michael J. Doty, Senior Vice
                                              President
                                              and Chief Financial Officer

November 14, 2000

                                          By: /s/ ILAN K. REICH
                                            ------------------------------------
                                            Ilan K. Reich, President
                                              and Co-Chief Executive Officer

November 14, 2000