Form 10-K
period 2000-12-31
INAMED CORP
filed 2001-03-30
CIK 109831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9741

                               INAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        59-0920629
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
          5540 EKWILL STREET, SUITE D
           SANTA BARBARA, CALIFORNIA                                  93111
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 692-5400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------                      ------------------------------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE                   NASDAQ NATIONAL MARKET

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates as of March 19, 2001 was $270.3 million.

  On March 19, 2001, there were 20,677,091 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than April 30, 2000 pursuant to Regulation 14A.

                        This document contains 63 pages.

                     Exhibit index located on pages 25-27.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INAMED CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    12
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12

                                  PART II
Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters.........................................    14
Item 6.   Selected Financial Data.....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    16
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    24
Item 8.   Financial Statements and Supplementary Data.................    24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    24

                                  PART III
Item 10.  Directors and Officers of the Company.......................    24
Item 11.  Executive Compensation......................................    25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    25
Item 13.  Certain Relationships and Related Transactions..............    25

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Current Reports
          on Form 8-K.................................................    25
Signatures............................................................    28
Financial Statements..................................................   F-1
Financial Statement Schedule..........................................   S-1

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

                                     PART I

ITEM 1.  BUSINESS

     Inamed Corporation (the "Company") is a global surgical and medical device company engaged in the development, manufacturing and marketing of products for the plastic and reconstructive surgery, aesthetic medicine and obesity markets. Inamed sells a variety of lifestyle products used to make people look younger and more attractive, including breast implants for cosmetic augmentation and collagen-based facial implants to correct facial wrinkles and to improve lip definition. Inamed also sells products which address women's health issues, including breast implants for reconstructive surgery following a mastectomy, and devices which treat severe obesity and urinary incontinence.

GENERAL

     The Company operates through the following three business units:

     McGhan Medical Corporation serves the North American aesthetic medicine and reconstructive surgery markets. This unit develops, manufactures and sells plastic and reconstructive surgery (PRS) products (primarily saline-filled breast implants and tissue expanders), as well as facial aesthetic products (primarily collagen-based facial implants). It sells to plastic surgeons, dermatologists, cosmetic surgeons and other medical practitioners in the United States and Canada through a sales force consisting of approximately 89 company-employed representatives and managers. In 1999, the Company completed the integration of the U.S. and Canadian business and operations of Collagen Aesthetics, Inc. (Collagen Aesthetics) into McGhan Medical.

     Inamed International Corp. serves the international aesthetic medicine and reconstructive surgery markets. Through its subsidiaries, this unit develops, manufactures and sells PRS products (primarily silicone gel-filled breast implants and tissue expanders), as well as selling facial aesthetic products (primarily collagen-based and HylaForm(R) facial implants). It sells to plastic surgeons, dermatologists, cosmetic surgeons, and other medical practitioners through a sales force consisting of some 50 company-employed representatives in the largest countries in Europe, as well as Japan and Australia, plus a network of distributors in approximately 60 countries in Europe, the Middle East, Central and South America and the Asia/Pacific region. Its subsidiaries include McGhan Limited which is engaged in manufacturing, as well as direct sales organizations in the United Kingdom, France, Germany, Italy, Spain, Japan and Australia. During 2000, the Company discontinued the active operations of its subsidiary in The Netherlands.

     BioEnterics Corporation is engaged in the development, production and marketing of medical devices to treat obesity. BioEnterics' primary product is the LAP-BAND(R) Adjustable Gastric Banding System, which is now being sold throughout Europe, Australia and elsewhere. BioEnterics' amended application for pre-marketing approval (PMA) of its LAP-BAND(R) System is now pending before the U.S. Food and Drug Administration (FDA).

RECENT DEVELOPMENTS

     In February 2000, the Company's BioEnterics subsidiary completed the submission of its PMA application for the LAP-BAND(R) Adjustable Gastric Banding System. In March 2000, the FDA accepted this PMA application for filing. In June 2000, an FDA advisory panel recommended against approving the application in its then-current form, and recommended certain amendments. In December 2000, BioEnterics submitted the amendments. The FDA has now initiated its review of the amendments. No assurance can be given that the FDA will grant a PMA for the LAP-BAND(R) System.

     On May 10, 2000, the FDA announced that it had approved McGhan Medical's application for PMA of four styles of saline-filled breast implants for use in augmentation and reconstructive surgery. These products were previously available in the U.S. marketplace as 510(k) devices.

     In October 2000, the Company took assignment to all U.S. and foreign patents and related rights held by Medical Products Development, Inc. relating to a texturing process for the shells used in several of its lines of breast implants and tissue expanders, and settled related litigation.

     In October 2000, the Company purchased a 15% equity interest in Reconstructive Technologies, Inc., of Mountain View, California, and took an exclusive, worldwide license to all of RTI's intellectual property for the rapid in vivo expansion of human skin. Under the licensed technology, which is still in pre-clinical development, a microprocessor-controlled pump would be used in tandem with the Company's existing line of tissue expanders to accelerate skin expansion following burns or breast cancer surgery. U.S. marketing of RTI's fluid cycling technology linked with our tissue expanders would require FDA approval.

     In March 2001, the Company announced that the FDA had approved the expansion of McGhan Medical's IDE clinical study of its Style 410 silicone-filled breast implant to a full-scale pivotal study. The product, which is the predominant breast implant sold by McGhan Ltd., has been sold commercially outside the U.S. since 1994. The Company expects this study to serve as the basis for a PMA application to market the product commercially in the U.S.

PRODUCTS

  Breast Implants and Related Products

     Inamed is a leading global manufacturer and marketer of breast implants, with a diverse product line consisting of a variety of shapes, sizes and textures. The Company's breast implants consist of a silicone elastomer shell filled with either saline solution or silicone gel. This shell can consist of either a smooth or textured surface, which generally is chosen by the surgeon. The Company markets its breast implants under the tradename McGhan(R) and the trademarks BioCell(R), MicroCell(R) and Biocurve(TM). The Company's breast implants are available in an aggregate of over 200 products to meet the Company's customers' preferences and needs.

     Breast implants are placed under either a woman's breast tissue or pectoral muscle. If the implant is saline-filled, it is usually inserted empty and then filled and positioned. Silicone gel-filled implants are inserted pre-filled.

     Saline-filled breast implants. Inamed markets and distributes saline-filled breast implants in the U.S. and abroad for use in breast augmentation for cosmetic reasons and for reconstructive surgery following mastectomy. The U.S. market is the primary consumer of saline-filled breast implants.

     Silicone gel-filled breast implants. Inamed markets and distributes silicone gel-filled breast implants primarily in Europe, Latin, Central & South America, Australia and Asia. The Company currently has the CE Mark for marketing its silicone gel-filled products in the European Community.

     Tissue Expanders. The Company develops, manufactures and markets a line of tissue expanders for breast reconstruction and other specialty applications. The tissue expander is surgically implanted under the skin at a site where new tissue is desired and is filled incrementally over several weeks or months with saline solution. The increased pressure under the skin results in tissue expansion and growth to generate an increase in skin surface. The tissue expanders are commonly used in the first stage of two-stage breast reconstruction to create additional tissue at the mastectomy site. In addition, the Company makes and sells a line of tissue expanders that are used for purposes other than breast implant surgery, including as an alternative to skin grafting to cover burn scars and to correct birth defects.

  Facial Enhancement Products

     The Company offers a line of facial enhancement products designed to improve facial appearance by smoothing wrinkles, scars and enhancing the definition of facial structure. The Company's primary products in this area are the Zyderm(R) and Zyplast(R) collagen-based facial implants. The Company also distributes products manufactured by third parties, including solid silicone implants, Hylaform(R) gel and SoftForm(R) implant.

     Zyderm(R) and Zyplast(R) Implants. Zyderm(R) and Zyplast(R) implants are injectable formulations of collagen sourced from an exclusive, domestic closed-herd of cows. Zyderm(R) implants were formulated especially for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips, and can also help correct some kinds of shallow scars. Zyplast(R) implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Because the products are derived from a non-human source, a skin test must be performed with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Zyderm(R) and Zyplast(R) received their CE Marks in June 1995, allowing for marketing in the European Community. The FDA granted PMA applications for Zyderm(R) in July 1981 and for Zyplast(R) in June 1985, allowing for marketing in the U.S. The Company's Zyderm(R) and Zyplast(R) line of collagen-based products are the only facial injectable products currently marketed that have been approved for marketing in the U.S. by the FDA.

     Hylaform(R) Gel. Hylaform(R) gel is an injectable product for same-day treatment of facial wrinkles and scars, which can be used without a skin sensitivity test. The Company obtained exclusive marketing and distribution rights to Hylaform(R) gel from BioMatrix, Inc. in selected international markets and has the option to acquire the U.S. distribution rights in the future. Hylaform(R) gel received a CE Mark in November 1995 allowing marketing in the European community.

  Obesity Products

     The Company develops, manufactures and markets devices for the treatment of obesity through its BioEnterics Corporation subsidiary.

     The Company's LAP-BAND(R) Adjustable Gastric Banding System is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to gastric bypass surgery or stomach stapling. The LAP-BAND(R) System consists of an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This slows down the passage of food and makes the patient feel fuller sooner. The LAP-BAND(R) System procedure is adjustable and reversible. The LAP-BAND(R) System has achieved acceptance in Europe as well as Australia and other countries, with approximately 55,000 units sold since 1993. In the U.S., BioEnterics' application for PMA of the LAP-BAND(R) System is currently under review by the FDA.

  Other Products.

     Contigen(R), the Company's collagen product used to treat urinary incontinence, the involuntary loss of urine from the bladder due to intrinsic sphincter deficiency, through its McGhan Medical and Inamed International subsidiaries. Contigen(R), the Company's collagen product used to treat urinary incontinence, is injected into the tissues of and adjacent to the urethra and/or bladder neck. This increases tissue bulk and subsequently joins the urethral lumen to alleviate urinary incontinence. The Contigen(R) treatment cycle may require multiple injections at the start of treatment and may require supplementary injections over time. The Company obtained approval from the FDA to market Contigen(R) in September 1993 for the treatment of urinary incontinence. The Company has granted C.R. Bard exclusive worldwide marketing and distribution rights to Contigen(R), which is currently marketed in the U.S. C.R. Bard has received reimbursement codes for Contigen(R) and is expected to commence marketing in several European nations, Latin America, Japan, Australia and Canada.

     BioEnterics' Intragastric Balloon (BIB(R)) System is a short-term therapy, designed for patients who must reduce weight either in preparation for surgery or for moderately obese patients in conjunction with a diet and behavior modification program. Currently distributed outside the United States only, the BIB(R) System is a silicone elastomer balloon which is filled with saline after insertion into the patient. The Company expects to begin clinical trials for the BIB(R) System in the United States in 2001.

SALES AND MARKETING

  Physician Marketing Efforts

     U.S. Sales Organizations. In the U.S., McGhan Medical sells its products to plastic and reconstructive surgeons, cosmetic surgeons, facial and oral surgeons, dermatologists, out-patient surgery centers and hospitals through its staff of direct sales people. As of December 31, 2000, McGhan Medical had approximately 70 direct sales representatives in the U.S. and Canada. In the U.S., at present, BioEnterics' sales are limited to enrolled clinical investigators who are general surgeons and/or specialists in laproscopy. BioEnterics has a sales staff of approximately 5 in contemplation of a possible U.S. launch in 2001.

     International Sales Organization. Inamed sells its products directly and through independent distributors in more than 70 countries worldwide, including countries in Europe, Latin, Central and South America, Australia and Asia. These sales are managed through regional sales and marketing employees and, in some countries, through a direct sales force. As of December 31, 2000 the Company's international direct sales force consisted of approximately 50 direct sales representatives, including approximately 10 devoted exclusively to BioEnterics' business.

     The Company reinforces its sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers. The Company supplements its marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposiums and educational programs to familiarize surgeons with the leading techniques and methods of using its products.

COMPETITION

  Breast Implant Products

     Inamed competes in the U.S. breast implant market with Mentor Corporation. Internationally, the Company competes with several manufacturers, including Mentor Corporation, Poly Implant Prostheses (PIP), Nagor, Silimed and Laboratories Sebbin.

     The Company believes that the principal factors permitting its products to compete effectively are high-quality product consistency, product design, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with its products and their respective brand names, and its ability to identify, develop and, if appropriate, license, patented products embodying new technologies.

  Facial Enhancement Products

     The Company's injectable products compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, dermabrasion, botulinum toxin injections and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects.

  Obesity and Other Products

     The LAP-BAND(R) System competes primarily with the Swedish Adjustable Gastric Band in Europe, Latin America, and Australia. This band is manufactured by Obtech Medical A.G., a Swiss company. The LAP-BAND(R) System competes with other adjustable bands in some European countries, and also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion. No adjustable bands are commercially available in the U.S. and the Company is not aware of the initiation of clinical studies of other adjustable bands in the U.S.

     Contigen(R) competes with comparable bulking agents and some surgical procedures, including sling procedures, bladder neck suspension and insertion of bone anchors.

PRODUCT DEVELOPMENT

     The Company has a qualified staff of over 50 doctorates, scientists, engineers and technicians working on material technology and product design as part of the Company's research and development efforts. In addition, the Company is directing its research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the surgical profession. For the periods ending December 31, 2000, 1999 and 1998, the Company had research and development expenses of $9.9 million, representing approximately 4% of net sales, $10.3 million, representing approximately 6% of net sales and $9.4 million, representing 7% of net sales, respectively.

PATENTS AND LICENSE AGREEMENTS

     The Company currently owns or has exclusive licenses covering more than 90 patents and patent applications throughout the world. Certain of the Company's patents pertaining to the Company's facial aesthetic application products are licensed to it under an agreement with Cohesion Technologies, Inc. An exclusive, worldwide, perpetual, fully paid-up license to the assigned patents and patent applications in the fields of human aesthetic products, technologies and treatments is held by the Company.

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

MANUFACTURING

     The Company manufactures in Santa Barbara, Carpinteria and Fremont, California; San Jose, Costa Rica; and in Arklow, County Wicklow, Ireland. Inamed owns or has exclusive licenses for more than 90 patents in the United States and overseas. Inamed is among the leading manufacturers of products for the markets it serves. In all cases, Inamed is subject to direct or indirect competition. Most Inamed products involve expertise in product development, manufacturing and marketing.

  Breast Implants and Related Products

     The Company's breast implant and related tissue expander products are manufactured by the Company's subsidiaries, McGhan Medical Corporation in the Company's Santa Barbara, California facilities; San Jose, Costa Rica facility; and McGhan Limited in the Company's Arklow, Ireland facility. The Company began manufacturing some of its breast implant products in Costa Rica in late 2000. The Company has no material backlog for these products. The Company manufactures its devices and products in a controlled environment utilizing specialized equipment for precision measurement, quality control, packaging and sterilization. The Company's quality control procedures begin with the Company's suppliers meeting the Company's standards of compliance. The Company's in-house quality control procedures begin upon the receipt of raw components and materials and continue throughout production, sterilization, final packaging, warehousing and shipment. The Company maintains quality control and production records of each product manufactured and encourages the return of any defective units for analysis.

     The Company's manufacturing activities for U.S. sales are subject to FDA regulations and guidelines, and the Company's products and manufacturing procedures are continually monitored or reviewed by the FDA. The quality system at the Company's McGhan Medical facilities in Santa Barbara was inspected by the FDA on April 5 through April 14, 2000, as part of the Company's saline-filled breast implant PMA application, and found to be in essential compliance with applicable quality system regulations. The quality system at the Company's McGhan Medico facilities in Costa Rica was inspected by the FDA on October 23 through October 26, 2000, as part of the Company's application for a PMA amendment, and found to be in essential compliance with applicable quality system regulations.

     Since the 1992 moratorium by the FDA on silicone gel-filled breast implants and the ensuing litigation, traditional major commercial suppliers of silicone raw materials have ceased to supply implant or medical grade materials to medical device manufacturers, including the Company. Under guidelines established by the FDA, the Company has been successful in using other companies to meet its silicone raw material needs.

     In late 1998, the Company entered into a strategic alliance with a privately-held specialty chemical company, whereby that company has become the Company's exclusive supplier of silicone raw materials. This alliance includes favorable long-term pricing and closer technical support for initiatives like the Company's just-in-time inventory and new product development. The Company may experience periodic disruptions in its source of supply or the quantities needed due to regulatory or other factors, including production problems at suppliers' facilities.

  Facial Enhancement Products

     Zyderm(R) and Zyplast(R), implants, the Company's primary collagen-based injectable products, are manufactured at the Company's Fremont, California facility. The Company uses a patented viral inactivation process for its collagen-based products to promote both safety and quality. The production processes use readily available chemicals and enzymes and bovine dermis sourced from cows as the source of collagen. Since 1987, the hides have been sourced from a domestic closed herd, in an effort to prevent contamination of the Company's collagen-based products. The Company believes that the supply of raw materials and processing materials for its manufacturing operations can be purchased from other sources. The collagen-based products have refrigerated shelf lives of 36 months. The Company typically ships products to physicians as orders on an express delivery basis and has no material backlog.

     The Company's manufacturing facility for collagen-based products is subject to regulatory requirements and periodic inspection by regulatory authorities, including the FDA and foreign entities. The quality system at the Company's Fremont facilities was last inspected by the FDA on June 15 through June 30, 1998, as part of the FDA's normal inspection program, and found to be in essential compliance with applicable quality system regulations. In addition, these facilities were inspected by TUV Product Services on March 27-29, 2000, and were recertified as being in compliance with applicable standards set forth in ISO 9001, EB 46001 and ISO 13486, permitting the Company to continue to sell these products in the European Community.

     Hylaform(R) gel, silicone facial implants and the SoftForm(R) implant are manufactured by third parties. Therefore, the Company is dependent on these third parties to manufacture and supply these products to us as required.

  Obesity Products

     The Company's obesity treatment products are manufactured by its subsidiary, BioEnterics Corporation, at its facility in Carpinteria, California. In 1999, the quality systems at this facility were recertified and in 2000 a surveillance audit was successfully completed to permit BioEnterics to continue to sell its products in the European Community. In December 1999, during the Company's voluntary participation in an FDA reengineering feasibility study, the FDA evaluated BioEnterics' facilities for compliance with HACCP criteria and found such facilities to be in substantial compliance.

  Other Products

     Contigen(R) is manufactured at the Company's Fremont, California facility, where Zyderm(R) and Zyplast(R) are also produced.

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

     A majority of the Company's products are classified as Class III devices, including all of the injectable bovine collagen-based products, breast implant products and obesity treatment products. All of the products described in "Management's Discussion and Analysis of Financial Condition and Results of Operations, Products," other than Hylaform(R) gel, the LAP-BAND(R) System and the Company's silicone gel-filled breast implants, have been approved or cleared for commercial sale in the U.S.

     In the ongoing process of compliance with applicable laws and regulations, the Company has incurred, and will continue to incur, substantial costs that relate to laboratory and clinical testing of new products, data preparation and filing of documents in the proper outline or format required by the FDA. However, pursuant to FDA action in the second half of 1999, the FDA required any manufacturer wishing to continue to market saline-filled implants in the U.S. to file an application for pre-market approval of such products by November 17, 1999. McGhan Medical was among the three manufacturers of saline-filled breast implants whose PMA applications were accepted for filing and, in accordance with FDA regulations, each of the three applications was referred to an FDA advisory panel on general and plastic surgery. The advisory panel met in open session on March 1-3, 2000 to consider the applications and ultimately recommended FDA approval of two of them, including the Company's application for PMA of its saline-filled breast implants, and recommended FDA disapproval of the third application filed by PIP. On May 10, 2000, the FDA granted approval to McGhan Medical to market its four styles of saline-filled breast implants. Subject to post approval conditions the Company continues to conduct the pivotal clinical trial of its saline-filled breast implants.

     In February 2000, the Company's BioEnterics subsidiary completed the submission of its PMA application for the LAP-BAND(R) Adjustable Gastric Banding System. The application included the 2-year results of the company's U.S. clinical trials, enrollment for which opened under an investigational device exemption (IDE) in 1995 and closed in 1998 with approximately 300 participants. In March 2000, the FDA accepted this PMA application for filing. In June 2000, an FDA advisory panel recommended against approving the application in its then-current form, and recommended certain amendments, including the provision of 3-year clinical study results. In December 2000, BioEnterics submitted the amendments, including the requested 3-year clinical study results. The FDA has now initiated its review of the amendments and, absent a need for further amendment, should act on the amended PMA application for this product not later than the second quarter of 2001. No assurance can be given that FDA will grant PMA of the LAP-BAND(R) System within this time frame or at all. In 1999 and 2000, the FDA approved two additional clinical studies for the LAP-BAND(R) System, providing for the enrollment of up to 640 additional patients and less stringent follow-up than the original study.

     Pursuant to an IDE granted by the FDA, in April 1999, McGhan Medical commenced enrollment for a core clinical trial in preparation for a potential PMA filing on its silicone gel-filled implants for augmentation, reconstruction and revision uses. As of June 2000, enrollment in this study was closed with nearly 1,000 participants. Patient follow-up and data collection is ongoing as the basis for a future PMA application to market the product commercially in the U.S.

     In March 2001, the FDA approved the expansion of McGhan Medical's IDE clinical study of its Style 410 silicone-filled breast implant to a full-scale pivotal study. The original feasibility study was approved on September 8, 2000. Enrollment in the U.S. study will be increased from 25 to 940 patients and will serve as the basis for a PMA application to market the product commercially in the U.S. The product, which is already the predominant breast implant sold by McGhan Ltd., has been sold commercially outside the U.S. since 1994. The Style 410 is a shaped implant with a textured surface and uses Cohesil(R) silicone gel fill. It is available in a family of profiles of specific proportions of width, height, and anterior projection. The Cohesil(R) gel fill improves the ability to design and manufacture shaped breast implants. The cohesive nature of the Cohesil(R) gel fill serves to maintain implant shape with a single lumen construction rather than the double lumen construction required with standard silicone gel fill. The potential for reduced silicone migration of Cohesil(R) gel in the event of implant rupture remains to be established.

     In 1994, the FDA granted LipoMatrix, Inc., a former subsidiary of Collagen Aesthetics, an IDE for the Trilucent breast implant. LipoMatrix began a pilot study for this product in December 1994 and a pivotal study in September 1996. Enrollment in the pivotal study was stopped in June 1997, owing to planned changes in the product which would result in the need for a new pivotal study. The Company continues to follow up on the women who received this product in the U.S. and Canada as per protocol. In addition, the Company has committed, subject to certain conditions, to pay for the explantation of the Trilucent product for any participant in these studies who wishes to have an explantation.

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

     The Company's business units are registered with the FDA as manufacturers of medical devices. The Company is subject to routine inspection by the FDA and state agencies for compliance with Quality Systems Regulation requirements, Medical Device Reporting requirements and other applicable regulations. The Company's facilities and manufacturing processes also have been inspected periodically by the State of California and other agencies, and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, the FDA or a state agency may not agree with the Company or the Company's Quality Systems Regulation compliance may be challenged at some subsequent point in time. Enforcement of Quality Systems Regulation has increased significantly in the last several years, and the FDA has stated publicly that compliance will be scrutinized more strictly. In the event that the Company is deemed to be in noncompliance with FDA regulations, to the extent that the Company is unable to convince the FDA or state agency of the adequacy of the Company's compliance, the FDA or state agency has the power to assert penalties or remedies, including injunction or temporary suspension of shipment until compliance is achieved. Noncompliance may also lead to a recall of a product. These penalties or remedies could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

     Devices that comply with requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the European Community. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body. This third-party assessment may consist of an audit of the manufacturer's quality system, review of a technical file or specific testing of the manufacturer's products. An assessment by a notified body in one country within the European Community is required in order for a manufacturer to commercially distribute the product in the European Community. The Company may not be successful in meeting the European quality standards or other certification requirements. The Company currently has the CE Mark for its saline-filled and silicone gel-filled breast implants. Zyderm(R) and Zyplast(R) received CE Mark on June 23, 1995, Contigen(R) on October 26, 1995, Hylaform(R) on November 2, 1995 and SoftForm(R) on September 22, 1997.

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

THIRD PARTY REIMBURSEMENT

     In the U.S., healthcare providers that purchase medical devices such as Contigen(R) generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the device is used. This reimbursement is typically made at a fixed rate. In October 1998, a federal law was signed that mandates nationwide insurance coverage of reconstructive surgery following a mastectomy. Historically, not all insurance providers covered this procedure. Outside the U.S., reimbursement may be available, but the programs vary on a country-by-country basis.

PRODUCT REPLACEMENT PROGRAMS

     The Company makes every effort to conduct its product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, the Company occasionally receives communications from surgeons or patients with respect to various products claiming the products were defective, lost volume and/or have resulted in injury to the patient. In the case of a deflation of the Company's saline-filled breast implant products sold and implanted in the U.S., in most cases the Company's ConfidencePlus(TM) program provides product replacement and some financial assistance for surgical procedures required within ten years of implantation. Implants sold and implanted elsewhere are subject to a similar program, although no surgical expenses are covered. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosure concerning the risks of its products and implantation surgery. In the case of breast implants, these include capsular contracture, infection and scarring. In the case of its facial implants, these include tissue necrosis if injected improperly.

GEOGRAPHIC SEGMENT DATA

     A description of the Company's net sales, operating income (loss) and identifiable assets within the United States and internationally, is detailed in
Note 10 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).

EMPLOYEES

     As of December 31, 2000, Inamed had approximately 1,150 employees in active service, of which approximately 850 were in the U.S. and approximately 300 were at international operations. Except for employees at the Company's manufacturing facility in Arklow, Ireland, none of the Company's employees are represented by a labor union.

ITEM 2.  PROPERTIES

     The Company leases all of its office, manufacturing and distribution facilities as follows: Carpinteria, California (51,000 square feet), Fremont, California (61,000 square feet), Santa Barbara, California (225,000 square feet), New York, New York (3,100 square feet), Arklow, County Wicklow, Ireland (63,000 square feet), and San Jose, Costa Rica (23,000 square feet). The square footage for Santa Barbara, California includes two manufacturing facilities, Santa Barbara (120,000) and Los Carneros (105,000). In 2001, 46,000 square feet of the Santa Barbara space will be vacated.

     The Company leases office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Australia, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company believes its facilities are generally suitable and adequate to accommodate its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     See Financial statement footnote number 13.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 2000, the Company held its annual stockholders' meeting (the "Meeting"), whereby the stockholders (i) elected seven directors and (ii) amended the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 25 million to 50 million;
(iii) ratified the Company's 1999 Senior Officer Stock Option Plan; (iv) approved the Company's 2000

Employee Stock Option Plan; (v) approved the Company's 2000 Employee Stock Purchase Plan; (vi) approved the Company's 2000 Senior Management Bonus Plan; and (vii) ratified the appointment of Arthur Andersen, LLP as the Company's independent accountants for fiscal year 2000. The vote on such matters was as follows:

1. ELECTION OF DIRECTORS

                                               TOTAL VOTE FOR    TOTAL VOTE WITHHELD
                                                EACH NOMINEE      FROM EACH NOMINEE
                                               --------------    -------------------
Richard G. Babbitt...........................    16,295,595             4,000
James E. Bolin...............................    16,295,595             4,000
Malcolm R. Currie, Ph.D. ....................    16,295,595             4,000
John F. Doyle................................    16,295,595             4,000
Ilan K. Reich................................    16,295,595             4,000
Mitchell S. Rosenthal, M.D. .................    16,295,595             4,000
David A. Tepper..............................    16,295,595             4,000

2. AMENDMENT TO COMPANY'S CERTIFICATE OF INCORPORATION

For......................................................  16,155,501
Against..................................................     138,523
Abstaining...............................................       5,571
Broker Non-Votes.........................................           0

3. RATIFICATION OF COMPANY'S 1999 SENIOR OFFICER STOCK OPTION PLAN

For......................................................  12,138,515
Against..................................................     288,517
Abstaining...............................................      21,771
Broker Non-Votes.........................................   3,850,792

4. APPROVAL OF COMPANY'S 2000 EMPLOYEE STOCK OPTION PLAN

For......................................................  11,443,824
Against..................................................     986,549
Abstaining...............................................      18,430
Broker Non-Votes.........................................   3,850,792

5. APPROVAL OF COMPANY'S 2000 EMPLOYEE STOCK PURCHASE PLAN

For......................................................  12,398,450
Against..................................................      31,019
Abstaining...............................................      19,334
Broker Non-Votes.........................................   3,850,792

6. APPROVAL OF COMPANY'S 2000 SENIOR MANAGEMENT BONUS PLAN

For......................................................  12,286,325
Against..................................................     139,665
Abstaining...............................................      22,813
Broker Non-Votes.........................................   3,850,792

7. APPOINTMENT OF ARTHUR ANDERSEN, LLP AS THE COMPANY'S INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 2000

For......................................................  16,265,320
Against..................................................      25,465
Abstaining...............................................       8,810

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been trading on the NASDAQ National Market under the symbol IMDC since September 30, 1999. From June 11, 1997 to September 29, 1999, the Company's common stock was traded on the OTC Bulletin Board. On March 19, 2001, the Company had 552 stockholders of record. The Company's common stock price at the close of business on March 19, 2001 was $21.375 per share.

     The table below sets forth the high and low bid prices of the Company's common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. No cash dividends have been paid by the Company during such periods.

                                                              HIGH       LOW
                                                              ----       ---
1999
1st Quarter.................................................  $15        $ 9 5/8
2nd Quarter.................................................  $17 1/8    $ 2
3rd Quarter.................................................  $29 1/2    $14 5/8
4th Quarter.................................................  $46 3/4    $24 1/16

2000
1st Quarter.................................................  $52 1/4    $31 1/8
2nd Quarter.................................................  $50        $34
3rd Quarter.................................................  $41 3/8    $27 5/8
4th Quarter.................................................  $33 9/16   $19 11/16

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years through the period ended December 31, 2000. The Company completed its acquisition of Collagen on September 1, 1999. The results of operations of Collagen are included in the Company's operating results from the date of acquisition.

                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                         2000       1999(1)       1998        1997        1996
                                        ------      -------      ------      ------      ------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of operations data:
Net sales.............................   240.1       189.3        131.6       106.4        93.4
Cost of goods sold....................    66.4        57.6         48.0        37.7        35.3
                                        ------      ------       ------      ------      ------
  Gross profit........................   173.7       131.7         83.6        68.7        58.1
                                        ------      ------       ------      ------      ------
Operating expenses:
  Marketing...........................    53.5        43.1         33.3        30.0        25.1
  General and administrative..........    48.8        31.7         27.8        33.2        31.3
  Research and development............     9.9        10.3          9.4         8.9         5.7
  Restructuring expense...............      --          --          4.2          --          --
  Amortization of intangible assets...     9.3         2.9          0.4         0.2          --
                                        ------      ------       ------      ------      ------
  Total operating expenses............   121.5        88.0         75.1        72.3        62.1
  Operating profit (loss).............    52.2        43.7          8.5(2)     (3.6)       (4.0)
Other Income (Expense):
  Litigation settlement...............      --          --           --       (28.1)         --
  Net interest and other financing
     expense..........................   (10.5)      (13.1)        (3.8)       (6.2)       (4.3)
  Foreign currency transaction gains
     (losses).........................     2.6         0.3          0.7        (1.8)        0.1
  Royalty income and other............     7.0         1.4           --          --          --
                                        ------      ------       ------      ------      ------
Other Income (Expense)................    (0.9)      (11.4)        (3.1)      (36.1)       (4.2)
Income (loss) before income tax
  expense (benefit) and extraordinary
  charges.............................    51.3        32.3          5.4       (39.7)       (8.2)
Income tax expense (benefit)..........    14.3        (6.5)(3)     (8.4)(4)     1.9(5)      3.2(6)
                                        ------      ------       ------      ------      ------
Net income (loss) before extraordinary
  charges.............................    37.0        38.8         13.8       (41.6)      (11.4)
Extraordinary charges.................      --          --         (1.8)         --          --
                                        ------      ------       ------      ------      ------
Net income (loss).....................    37.0        38.8         12.0       (41.6)      (11.4)
                                        ======      ======       ======      ======      ======
Net income (loss) per share of common
  stock
Basic.................................   $1.81      $ 2.51       $ 1.15      $(4.97)     $(1.46)
Diluted...............................   $1.61      $ 2.03       $ 0.92      $(4.97)     $(1.46)
Weighted average common shares
  outstanding (basic).................    20.4        15.5         10.4         8.4         7.8
Weighted average common shares
  outstanding (diluted)...............    23.0        19.1         14.2         8.4         7.8

                                                                 DECEMBER 31,
                                                -----------------------------------------------
                                                 2000      1999       1998      1997      1996
                                                ------    -------    ------    ------    ------
                                                                 (IN MILLIONS)
Balance sheet data:
Working capital (deficiency)..................    50.8       42.8      (1.0)      6.5       4.5
Total assets..................................   385.9      309.4      80.7      58.8      65.9
Long term debt................................    98.6       77.2        --        --        --
Convertible and other long-term debt, net of
  current installments........................      --         --      27.8      23.6      34.6
Subordinated long-term debt, related party....      --         --        --       8.8        --
Stockholders' equity (deficiency).............   167.5      134.1     (15.6)    (46.7)    (9.9)

---------------
(1) The consolidated financial statements include the operations of Collagen Aesthetics, Inc. from September 1, 1999 to December 31, 1999.

(2) Includes restructuring expense of $4.2.

(3) Includes reversal of $15.5 allowance on the deferred tax asset.

(4) Reflects the recognition of an $8.0 deferred tax asset based on future short-term income projections.

(5) Includes a provision of $1.0 for the conversion of foreign intercompany accounts to equity.

(6) Includes the recording of a $2.0 valuation allowance on domestic deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Set forth below is a table which shows the individual components of the Company's actual results of operations as a percent of net sales for each of the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Net sales...................................................  100%      100%      100%
Gross profit................................................   72%       70%       64%
Marketing expenses..........................................   22%       23%       25%
General and administrative expenses.........................   20%       18%       21%
Research and development expenses...........................    4%        5%        7%
Total operating expenses (excluding restructuring
  expense)..................................................   51%       46%       54%
Operating income (loss) (excluding restructuring expense)...   22%       23%       10%
Net interest and other financing expense....................    4%        7%        3%
Income (loss) before income taxes and extraordinary
  charges...................................................   21%       17%        4%
Net income..................................................   15%       20%        9%

  Comparison of Years Ended December 31, 2000 and 1999

     Net Sales. Net sales for 2000 reached $240.1 million, exceeding the prior year by $50.8 million or 27% over net sales for the same period in 1999. This increase was primarily the result of the Collagen acquisition, accounting for $47.5 million of the increase, while the base business increased $3.3 million. Foreign exchange effects, lead by the declining Euro, adversely impacted net sales by approximately three percentage points.

     Net sales in the U.S. accounted for 62% of total net sales for 2000 as compared to 64% for 1999. International net sales accounted for 38% of total net sales for 2000 as compared to 36% of total net sales for 1999.

     Cost of Goods Sold and Gross Margin. Cost of goods sold, as a percentage of net sales, decreased to 28% for 2000 as compared to 30% for 1999. Gross profit for 2000 was $173.7 million, reflecting an increase of $42 million or 32% over 1999. Sales related to the Collagen acquisition were the primary contributor to the increase in gross margin with an increase of $34.2 million, while the base business increased $7.8 million. For 2000, gross profit as a percentage of net sales improved by two percentage points, reaching 72% of net sales compared to 70% in the prior year. This margin gain was driven by manufacturing efficiency improvements, increased volume through the factories and pricing discipline.

     Marketing, General and Administrative and Research and Development Expenses. Marketing, general and administrative and research and development expenses for 2000 were $112.2 million, compared to $85.1 million in 1999. This increase is primarily related to the Collagen acquisition. As a percentage of sales, selling, general and administrative expenses were 47% for 2000 as compared to 45% for 1999. This increase related to several one time charges including, pre-operating costs for Costa Rica, an increase in the warranty reserve, as well as higher legal expenses.

     Interest Expense. Net interest and other financing expense totaled $10.5 million in 2000, reflecting a decrease of $2.6 million or 20% from 1999. Included in the 2000 interest expense is a $2.2 million one-time financing charge related to the retirement of the bridge loan used to finance the acquisition of Collagen. Included in 1999 interest expense are two one time charges, $5.2 million to amortize fee paid in connection with the bridge loan and a one-time financing charge of $2.2 million incurred in connection with the funding of the breast implant class action settlement.

     Foreign Currency Exchange Gains and Losses. Foreign currency gains increased from $0.3 million in 1999 to $2.6 million in 2000. This increase was primarily attributable to a favorable derivative position that the Company settled in the Fourth Quarter of 2000.

     Royalty Income and Other. Royalty income increased from $1.4 million in 1999 to $7.0 million in 2000. The increase primarily relates to royalties from the acquired Collagen business.

     Income Taxes. Income taxes were accrued at $14.3 million in 2000 using a worldwide effective tax rate of 28%. In 1999 the Company recognized a net tax benefit of $7.2 million as the Company eliminated the valuation allowance on its deferred tax asset.

     Net Income and Earning per share. Net income for 2000 was $37.0 million or $1.61 per diluted share, compared to $38.8 million of $2.03 per diluted share in the prior year. The prior year did not include a provision for income taxes for reasons noted above.

  Comparison of Years Ended December 31, 1999 and 1998

     Net Sales. Net sales for 1999 were $189.3 million, reflecting an increase of $57.7 million or 44% over net sales for the same period in 1998. This increase is attributable to 19% growth in base business sales plus the inclusion of four months of Collagen net sales, totaling $33 million.

     Net Sales in the U.S. accounted for 64% of total net sales for both 1999 and 1998. International net sales accounted for 36% of total net sales for both 1999 and 1998.

     Cost of Goods Sold. Cost of goods sold, as a percentage of net sales, decreased to 30% for 1999 as compared to 36% for 1998. This decrease reflects improved capacity utilization due to increased sales, improvements in product mix, and a focus on cost reduction measures.

     Gross Profit. Gross profit for 1999 was $131.7 million, reflecting an increase of $48.1 million or 58% over 1998. For 1999, gross profit as a percentage of net sales improved by six percentage points, reaching 70% of net sales compared to 64% in the prior year. Margins increased primarily due to increased production efficiencies and increased volume in all business units, along with increased sales volumes of higher margin products for the reconstructive surgery markets.

     Marketing Expenses. Selling expenses for 1999 were $43.1 million, compared to $33.3 million in 1998. As a percentage of sales, selling expenses were 23% for 1999 as compared to 25% for 1998. Management's goals of growing sales and reducing costs, which included the restructuring of the company during 1998 and a strong cost containment focus, resulted in a controlled growth in selling expenditures in 1999.

     General and Administrative Expenses. General and administrative expenses for 1999 were $32.9 million, up $5.1 million or 18% from 1998. The acquisition of Collagen Aesthetics Inc., and incremental administrative expense acquired, account for approximately $3.5 million of this increase. The additional $1.6 million increase came primarily from staffing upgrades. As a percentage of sales, general and administrative expenses decreased by four percentage points, due primarily to the increased operating leverage arising from higher sales.

     Research and Development Expenses. Research and development expenses were $10.3 million for 1999, up by $0.9 million or 10% from 1998. Research and development expenses consist of ongoing new product development costs as well as necessary regulatory and clinical costs associated with testing and approving new product introductions.

     Operating Income. The Company's operating income for 1999 totaled $43.7 million, an increase of $35.2 million or 414% over 1998. This increase reflects the successful implementation of the restructuring program initiated in 1998 and the continuing strength of the Company's core product lines.

     Interest Expense. Net interest and other financing expense totaled $13.1 million in 1999, reflecting an increase of $9.3 million or 245% from 1998. This increase is primarily attributable to the financing of the Collagen acquisition. Interest expenses for 1999 includes $5.2 million to amortize fees paid in connection with the bridge loan used to acquire Collagen and a one-time financing charge of $2 million incurred to fund the breast implant class action settlement. Without these charges, net interest and other financing expenses would have been $5.9 million for 1999.

     Foreign Currency Exchange Gains and Losses. During the second quarter of 1999, the Company converted current non-U.S. intercompany debts among the Company's subsidiaries to the capital of the respective subsidiaries. This minimized the Company's exposure to foreign currency transaction gains and losses. For 1999, the Company's foreign exchange translation resulted in a marginal gain of $0.3 million as compared to a $0.7 million gain for 1998.

     Income Taxes and Earnings Per Share. The Company eliminated the valuation allowance on the deferred tax asset in 1999. In order to provide investors with a perspective on its earnings per share on a normalized basis, assuming the Company accrued taxes at a 33% effective rate, and excluding $5.2 million of interest expense in 1999 arising from the financing fees associated with the Collagen acquisition, the Company's earnings for 1999 would have been $1.62 per basic share and $1.30 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     Net cash provided by operations was $66.1 million before expenditures relating to the integration of Collagen Asethetics Inc. This compares to $49.0 million provided by operations in 1999. Positive cash from operations was offset by $18.5 million used in investing activities of which $12.5 million related to fixed asset expenditures associated with new manufacturing facilities, computer equipment and building renovations. The remaining $6.0 million related to investments in our strategic partners, Arthrocare Corporation and Reconstructive Technologies, Inc. In 2000, cash used by financing activities was $5.0 million and included the repurchase of $7.7 million in common stock.

     In 2000 the Company repurchased 0.3 million shares of common stock at an average price of $28.16 per share, as authorized by the Company's Board of Directors.

     Capital Resources. In 2000, the Company refinanced the remaining $77.0 million bridge loan that was obtained to finance the Collagen acquisition, with a new credit facility comprised of a five-year term loan of $82.5 million and a revolving credit line of $25.0 million.

     The term loan and advances under the revolving facility will bear interest at the rate of either (i) the one, two, three or six-month London Interbank Offered Rate (LIBOR) plus an applicable margin of 3.00% to 3.50% or (ii) prime rate plus an applicable margin of 2.00% to 2.50%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loan and revolving loans are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

     Capital Expenditures. Expenditures on property and equipment approximated $12.5 million in 2000, compared to $6.1 million in 1999. The increase from 1999 to 2000 primarily related to the expenditures associated with new manufacturing facilities.

     At present, the Company's projected level of capital expenditures for 2001 and 2002 would exceed the negative covenant on such expenditures contained in the Company's current bank credit agreement. The Company is currently negotiating an amendment to this agreement, permitting the Company to make capital expenditures in accordance with its projected 2001-2002 plan. If the Company does not enter into such an amendment, or otherwise obtain a waiver, an event of default would occur under the current bank credit agreement.

     Significant Fourth Quarter Adjustments, 1999

     During the fourth quarter of the year ended December 31, 1999, the Company released the remaining $7.2 million allowance on its deferred tax asset.

     Significant Fourth Quarter Adjustments, 1998

     During the fourth quarter of the Company's 1998 fiscal year, the Company recorded significant adjustments which increased net income by $6.2 million. The adjustments were to recognize an extraordinary charge of $1.8 million for the issuance of warrants in the restructuring of the Company's 11% notes which occurred in the fourth quarter. In addition, an income tax benefit of $8 million was established to recognize a portion of the benefit expected to be received from the Company's net operating loss carryforward.

  Impact of Inflation

     Management believes that inflation has had a negligible effect on operations. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

  Risks and Uncertainties

     The following risks and uncertainties should be considered in evaluating the Company's business, operating results, financial results and future prospects.

THE COMPANY HAS BEEN PARTY TO SIGNIFICANT BREAST IMPLANT LITIGATION IN THE PAST AND MAY BE PARTY TO THIS TYPE OF LITIGATION IN THE FUTURE

     The Company faces an inherent business risk of exposure to product liability claims alleging that the use of its technology or products has resulted in adverse health effects. The risks of litigation exist even with respect to products that have received or in the future may receive regulatory approval for commercial sale. If the Company is unable to avoid significant product liability claims, its business could be materially harmed. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure and product recalls. See Legal Proceedings Section.

THE COMPANY'S PRODUCTS EXPOSE IT TO LIABILITIES THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE AND THE COMPANY'S FINANCIAL RESULTS MAY SUFFER

     In addition to the risks the Company faces from product liability claims, the Company is subject to the inherent risk that a government authority or third party may require the Company to recall one or more of its products. The Company has liability insurance that would cover a claim relating to the use or recall of its products under a limited number of circumstances. In addition, one or more product liability claims against the Company could exceed its insurance coverage. In the event liability insurance would not sufficiently cover a product liability claim or recall, these events could have a material adverse effect on the Company's business, financial condition and results of operations. Adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms or at all. Even if a claim is covered by insurance, the costs of defending a product liability, negligence or other action, and the assessment of damages in excess of insurance coverage, could entail significant expense and damage the Company's reputation. The Company cannot assure you that its insurance will be broad enough to protect the Company against all future claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY IS A PARTY TO WORLDWIDE LITIGATION AND CLAIMS ARISING FROM THE TRILUCENT BREAST IMPLANT AND ITS RESERVES AND INSURANCE MAY BE INADEQUATE TO COVER THESE EXPENSES

     The Company faces substantial expenses for the cost of explantations, potential and actual bodily injury claims and other expenses relating to the Trilucent breast implant. While the Company believes it has a strong motion to dismiss certain of the U.S. actions brought against it on grounds of inconvenient forum, these motions, of their nature, are addressed to the sound discretion of the court and could fail. Further, the Company has been named in a putative class action brought by a U.S. patient who obtained the Trilucent implants in a clinical study. That action is not susceptible to dismissal on grounds of inconvenient forum and, while each participant in the U.S. and Canadian clinical studies executed a broad informed consent as a condition to participation, those consents may not bar the maintenance of at least certain claims against the Company which are not pre-empted by federal law. In addition, while the Company has succeeded in negotiating a claims settlement protocol in the United Kingdom, as an alternative to litigation there, women are free to "opt out" of this program and to bring individual actions for personal injuries and financial loss. Also, by operation of U.K. law, the release granted to the Company under its settlement protocol is necessarily provisional; each participating claimant reserves the right to pursue a future claim against the Company should she develop cancer or reproductive abnormalities. In addition, the Company will have Trilucent-related liability in other jurisdictions, in the European Community and elsewhere. To date, those expenses have been immaterial but they could grow in the future. Moreover, pursuant to agreements with the United Kingdom Medical Devices Agency, the Company is currently funding Trilucent-related scientific research and patient monitoring, including a clinical follow-up study in the U.K. The scientific research now being conducted by the Trilucent Advisory Panel, in the areas of histopathology, genotoxicity and adduct formation, among others, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than is currently believed. Thus, although the Company had reserves at December 31, 2000 of $26.8 million and product liability and medical expense reimbursement insurance of in excess of $65 million, these reserves and insurance policies may be inadequate to cover all known and unknown Trilucent-related contingent liabilities. In addition, the insurance companies that are funding these policies are doing so subject to various reservations of rights. They could seek to recoup, and recoup, the amounts advanced in further litigation with the Company.

NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS COULD HARM SALES OR RESULT IN PRODUCT WITHDRAWALS WHETHER SUCH PUBLICITY HAS A BASIS IN GENERALLY ACCEPTED SCIENTIFIC FACT OR NOT

     Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants and collagen-based facial injections, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. The responses of potential and actual patients, surgeons and physicians, legislative, regulatory and/or other government actors, members of the news media and/or others to information about actual, potential or imagined complications from the Company's products, such as information concerning bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob disease, could result in negative publicity, could materially reduce market acceptance of its products and/or could result in product withdrawals, on the basis of accepted scientific doctrine, the precautionary principle, speculation or otherwise. These responses or investigations, and potential resulting negative publicity, may have a material adverse effect on the Company's business, financial condition, operations and prospects and/or on the market price of the Company's stock. In addition, significant negative publicity could result in an increased number of product liability claims against the Company, whether they have a basis in scientific fact or not.

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS AND SHOULD NOT BE RELIED ON AS AN INDICATION OF THE COMPANY'S FUTURE RESULTS

     The Company's quarterly operating results may vary significantly due to a combination of factors, many of which are beyond its control. These factors include:

     - demand for the Company's products, which historically has been the highest in the second quarter;

     - the Company's ability to meet the demand for its products;

     - increased competition;

     - the number, timing and significance of new products and product introductions and enhancements by the Company and its competitors;

     - the Company's ability to develop, introduce and market new and enhanced versions of its products on a timely basis;

     - changes in pricing policies by the Company and its competitors;

     - the timing of significant orders and shipments; and

     - general economic factors.

     Based upon all of the foregoing, the Company believes that quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

CHANGES IN THE ECONOMY AND CONSUMER SPENDING COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO SELL ITS PRODUCTS

     Breast augmentations and collagen-based implants and injections are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Significant or incremental adverse changes in the overall pace of the economy (or the perception that such changes are occurring or are about to occur) may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on the Company's ability to sell its products and could materially harm the Company's business.

IF THE COMPANY IS UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW PRODUCTS, AND TECHNOLOGIES, THE COMPANY MAY EXPERIENCE A DECREASE IN DEMAND FOR ITS PRODUCTS OR ITS PRODUCTS COULD BECOME OBSOLETE

     The Company believes that a crucial factor in the success of a new product is obtaining the applicable regulatory approvals and marketing the new product quickly to respond to new user needs or advances in medical technologies, without compromising product quality. The Company is continually engaged in product development and improvement programs. The Company cannot assure you that it will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

THE COMPANY DEPENDS ON A SINGLE SUPPLIER FOR ITS SILICONE RAW MATERIALS AND THE LOSS OF THIS SUPPLIER COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO MANUFACTURE MANY OF ITS PRODUCTS

     The Company currently relies on a single supplier for silicone raw materials used in many of its products. Although the Company has an agreement with this supplier to transfer the necessary formulations to the Company in the event that this supplier cannot meet its requirements, the Company cannot assure you that it will be able to timely produce a sufficient amount of quality silicone raw materials, if at all. The loss of this supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S ABILITY TO SELL BOVINE COLLAGEN-BASED PRODUCTS COULD BE ADVERSELY AFFECTED IF THE COMPANY EXPERIENCES PROBLEMS WITH THE CLOSED HERD OF DOMESTIC CATTLE FROM WHICH IT DERIVES THESE PRODUCTS

     The Company relies on two closed herds of domestic cattle that are kept apart from all other cattle for the production of its bovine collagen-based products. In the event of material diminution in the size of these herds, the Company would have a limited ability to quickly increase its supply of acceptable cattle and bovine-based products from a similarly segregated source. The diminution in size or infection of the Company's cattle could have a material adverse effect on its ability to sell bovine collagen-based products and, as a result, a material adverse effect on the Company's business, financial condition, operations or prospects.

THE COMPANY'S INTERNATIONAL BUSINESS EXPOSES IT TO A NUMBER OF RISKS

     More than one-third of the Company's net sales are derived from international operations. Accordingly, any material decrease in foreign sales may have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's international sales are denominated in U.S. dollars, euros or yen. Depreciation or devaluation of the local currencies of countries where the Company sells its products may result in its products becoming more expensive in local currency terms, thus reducing demand. The Company manufactures some of its breast implant products in Ireland and began manufacturing some breast implant products in Costa Rica in late 2000. Therefore, some of the Company's operating expenses are denominated in currencies other than the U.S. dollar. The Company cannot assure you that it will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on its operating results. The Company's operations and financial results also may be significantly affected by other international factors, including:

     - the imposition of additional foreign government controls or regulations on medical devices;

     - new export license requirements;

     - political instability, inflation or negative economic growth in the Company's target markets;

     - trade restrictions;

     - changes in tariffs; and

     - difficulties in managing international operations.

THE COMPANY IS SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS

     The production and marketing of the Company's products and its ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices the Company develops must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process administered by the Food and Drug Administration under the Food, Drug, and Cosmetic Act and comparable foreign authorities before they can be marketed. Unless an exemption applies, each medical device that the Company wishes to market in the U.S. must receive either a "510(k)" clearance or a premarket approval (PMA) from the FDA. In order to be commercially distributed throughout the European Community, a medical device must bear a CE conformity marking, indicating that it conforms with the essential requirements of the applicable European Medical Devices Directive. These regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. This process makes it longer, harder and more costly to bring the Company's products to market, and the Company cannot assure you that any of its products will be approved. If the Company does not comply with applicable regulatory requirements it can result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

     Delays in or rejection of FDA approval of the Company's products may be encountered due to, among other reasons, regulatory review of each new device application or product license application the Company submit, as well as changes in regulatory policy during the period of product development both in the U.S. and abroad. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and inspection. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions.

FUTURE LEGISLATION OR REGULATIONS RELATING TO THE COMPANY OR ITS PRODUCTS COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS

     If any national healthcare reform or other legislation or regulations are passed that impose limits on the number or type of medical procedures that may be performed or that have the effect of restricting a physician's ability to select specific products for use in his or her procedures, it could have a material adverse effect on the demand for the Company's products. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control on the healthcare industry. These proposals create uncertainty as to the future of the Company's industry and may have a material adverse effect on its ability to raise capital or to form collaborations, and the enactment of these reforms could have a material adverse effect on the Company's business, financial condition and results of operations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect the Company's business, financial condition and results of operations. From time to time, legislation or regulatory proposals are introduced and discussed which could alter the review and approval process relating to medical device products.

HISTORICALLY, THE COMPANY'S STOCK PRICE HAS BEEN VOLATILE AND ITS TRADING VOLUME HAS BEEN LOW

     The market prices for securities of medical device companies have historically been highly volatile. Broad market fluctuations may have a material adverse effect on the market price of the Company's common stock. The trading price of the Company's common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond the Company's control. These factors include:

     - quarter-to-quarter variations in the Company's operating results;

     - the results of testing, technological innovations or new commercial products by the Company or its competitors;

     - governmental regulations, rules and orders;

     - general conditions in the healthcare, medical device or plastic surgery industries;

     - changes in the Company's earnings estimates by securities analysts;

     - developments concerning patents or other proprietary rights; and

     - litigation or public concern about the safety of the Company's products.

     Historically, the daily trading volume of the Company's common stock was relatively low. On September 30, 1999, the Company's common stock began trading on the NASDAQ National Market. Since that time, the average trading volume of the Company's common stock has increased. The Company cannot assure you that an active public market for its common stock will be sustained or that the average trading volume will remain at present levels or increase.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, and operations of the Company.

     Based on the Company's overall interest rate exposure at December 31, 2000 primarily variable rate debt, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2000, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period. During the year the Company entered into agreements converting approximately $30 million of floating rate debt to fixed rate to hedge interest rate exposures.

     The Company's foreign currency risk exposure results form fluctuating currency exchange rates, primarily the U.S. Dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Generally, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at December 31, 2000, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period. From time to time the Company enters into agreements to hedge certain foreign currency exposures on commitments. There were no significant open positions at year-end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 13, 2000, BDO Seidman, LLP resigned as independent certified public accountants and were replaced by Arthur Andersen, LLP.

     In a May 3, 2000 letter to the SEC, BDO stated that during its review of the Company's interim statements for the quarter ended June 30, 1999, BDO questioned the impact of the "anti-dilution" provisions in certain officer warrant agreements on the number of shares issuable upon exercise of the warrants. When BDO and the Company's management were unable to agree as to the intent of the officer warrant agreements, the matter was brought to the attention of the Company's Board of Directors. The Board of Directors resolved the matter to BDO's satisfaction.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

     The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM
8-K

     (a)(1)  Financial Statements

            (a)(1)  Consolidated Financial Statements:
                    Reports of Independent Accountants..........................  F-1
                    Consolidated Balance Sheets as of December 31, 2000 and
                      1999......................................................  F-3
                    Consolidated Statements of Income for the years ended
                      December 31, 2000, 1999 and 1998..........................  F-4
                    Consolidated Statements of Stockholders' Equity (Deficiency)
                      for the years ended December 31, 2000, 1999 and 1998......  F-5
                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998..........................  F-6
                    Notes to Consolidated Financial Statements..................  F-8

            (a)(2)  Consolidated Financial Statement Schedules
                    Schedule II -- Valuation and Qualifying Accounts............  S-2
                    All other schedules are omitted because the required information is not present or is not required.

            (a)(3)  Exhibits

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation
          (Delaware). (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with
          the Commission on December 30, 1998.)
  2.2     Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by
          reference to Exhibit (c)(1) to Schedule 14D-1 filed by
          Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Registrant's Restated Certificate of Incorporation, as
          amended December 22, 1998. [Incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1998 (Commission File
          No. 1-9741).]
  3.2     Registrant's By-Laws, as amended December 22, 1998
          [Incorporated herein by reference to Exhibit 3.2 of the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1998 (Commission File No. 1-9741).]
  4.1     Specimen Stock Certificate for Inamed Corporation Common
          Stock, par value $0.01 per share. [Incorporated herein by
          reference to Exhibit 3.3 of the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995 (Commission
          File No. 0-7101).]
  4.2     Form of Registration Rights Agreement. (Incorporated herein by reference to Exhibit 10.6 of the Company's Financial
          Report on Form 10-K for the year ended December 31, 1997.)
  4.3     Registration Rights Agreement, dated as of September 30,
          1998. (Incorporated herein by reference to Exhibit 99.10 of the Company's Current Report on Form 8-K filed with the
          Commission on October 15, 1998.)
  4.4     Registration Rights Agreement by and between Inamed
          Corporation and Santa Barbara Bank and Trust, as trustee,
          dated as of November 5, 1998. (Incorporated herein by
          reference to Exhibit 99.9 of the Company's Current Report on
          Form 8-K filed with the Commission on November 19, 1998.)
  4.5     Amended and Restated Rights Agreement, dated as of November
          16, 1999, by and between Inamed Corporation and U.S. Stock
          Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current
          Report on Form 8-K filed with the Commission on November 19,
          1999.)
  4.6     Form of Amendment No. 1 to Amended and Restated Rights
          Agreement, dated as of December 22, 1999, by and among
          Inamed Corporation, Appaloosa Management L.P. and U.S. Stock
          Transfer Corporation, as Rights Agent. (Incorporated by
          reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 30, 1999.)
 10.1     Form of Inamed Corporation 4% Convertible Debenture.
          (Incorporated herein by reference to Exhibit 10.5 of the
          Company's Financial Report on Form 10-K for the year ended
          December 31, 1996.)
 10.2     Form of Convertible Debenture Agreement. (Incorporated
          herein by reference to Exhibit 10.7 of the Company's
          Financial Report on Form 10-K for the year ended December
          31, 1996.)
 10.3     Loan Agreement, dated as of September 1, 1999, by and among
          Inamed Corporation and Inamed Acquisition Corporation, as
          Borrowers, the Initial Lenders named therein, as Initial
          Lenders, and Ableco Finance LLC, as Administrative Agent.
          (Incorporated herein by reference to Exhibit 4.1 of the
          Registrant's Current Report on Form 8-K filed with the
          Commission on September 15, 1999.)
 10.4     Employment Agreement, dated January 23, 1998, by and between
          Richard G. Babbitt and Inamed Corporation and other related agreements. (Incorporated herein by reference to Exhibit
          10.1 of the Registrant's Current Report on Form 8-K filed
          with the Commission on November 19, 1999.)
 10.5     Employment Agreement, dated January 22, 1998, by and between
          Ilan K. Reich and Inamed Corporation and other related
          agreements. (Incorporated by reference to Exhibit 10.2 of
          the Registrant's Current Report on Form 8-K filed with the
          Commission on November 19, 1999.)
 10.6     Form of Warrant for Senior Executive Officers. (Incorporated
          by reference to Exhibit 10.3 of the Registrant's Current
          Report on Form 8-K filed with the Commission on November 19,
          1999).
 21       Registrant's Subsidiaries.
 23.1     Consent of Arthur Andersen, LLP.
 23.2     Consent of BDO Seidman, LLP.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 99.1     Order and Final Judgment Certifying Inamed Settlement Class,
          Approving Class Settlement, and Dismissing Claims against
          Inamed and Released Parties dated February 1, 1999.
          [Incorporated herein by reference to Exhibit 99.1 of the
          Company's Financial Report on Form 10-K for the year ended
          December 31, 1998 (Commission File No. 1-9741).]

     (b) Current Reports on Form 8-K

        Form 8-K dated January 6, 2000
        Form 8-K dated February 4, 2000
        Form 8-K dated February 9, 2000
        Form 8-K dated February 14, 2000
        Form 8-K dated March 27, 2000
        Form 8-K dated April 17, 2000
        Form 8-K dated April 20, 2000
        Form 8-K dated May 5, 2000
        Form 8-K dated June 6, 2000
        Form 8-K dated June 23, 2000
        Form 8-K dated July 28, 2000
        Form 8-K dated August 2, 2000
        Form 8-K dated October 4, 2000
        Form 8-K dated October 16, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          INAMED CORPORATION

                                          By: /s/    MICHAEL J. DOTY
                                            ------------------------------------
                                                Michael J. Doty, Senior Vice
                                                President and Chief Financial
                                               Officer (Principal Financial and
                                                     Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the date indicated.


              /s/ RICHARD G. BABBITT                 Chairman of the Board of           March 30, 2001
---------------------------------------------------    Directors and Chief Executive
                Richard G. Babbitt                     Officer (Principal Executive
                                                       Officer)

                /s/ JAMES E. BOLIN                   Director                           March 30, 2001
---------------------------------------------------
                  James E. Bolin

           /s/ MALCOLM R. CURRIE, PH.D.              Director                           March 30, 2001
---------------------------------------------------
             Malcolm R. Currie, Ph.D.

                 /s/ JOHN F. DOYLE                   Director                           March 30, 2001
---------------------------------------------------
                   John F. Doyle

          /s/ MITCHELL S. ROSENTHAL, M.D.            Director                           March 30, 2001
---------------------------------------------------
            Mitchell S. Rosenthal, M.D.

                /s/ DAVID A. TEPPER                  Director                           March 30, 2001
---------------------------------------------------
                  David A. Tepper

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inamed Corporation:

     We have audited the accompanying consolidated balance sheet of Inamed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

New York, New York
January 25, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
Inamed Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Inamed Corporation and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and Subsidiaries at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 1999.

                                          BDO Seidman, LLP

New York, New York
January 21, 2000

                      INAMED CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      YEARS ENDED DECEMBER 31, 2000, 1999
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 22.3    $ 17.5
  Trade accounts receivable, net of allowances for doubtful
     accounts and returns of $7.1 and $6.4..................    40.3      44.4
  Inventories, net..........................................    34.8      25.3
  Prepaid expenses and other current assets.................     6.0       4.9
  Deferred income taxes.....................................    18.8      32.8
                                                              ------    ------
  Total current assets......................................   122.2     124.9
Net property and equipment..................................    26.3      24.1
Goodwill -- Collagen, net of amortization of $7.4 and
  $1.8......................................................   155.2     139.1
Patents and license agreements, net of amortization of $1.0
  and $0....................................................    48.5      11.5
Investments and other assets (see note 5)...................    33.7       9.8
                                                              ------    ------
Total assets................................................  $385.9    $309.4
                                                              ======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt..............................................  $ 11.2       1.1
  Accounts payable..........................................    22.0      16.7
  Income taxes payable......................................     8.8      18.7
  Accrued liabilities and other (see note 5)................    29.4      45.6
                                                              ------    ------
  Total current liabilities.................................    71.4      82.1
Long-term debt and capital leases...........................    98.6      77.2
Other Long Term Liabilities.................................    48.4      16.0
Stockholders' equity:
  Common stock, $.01 par value. authorized 50.0 and 25.0
     shares; issued 20.6 and 20.2; outstanding 20.3 and
     20.2...................................................     0.2       0.2
  Additional paid-in capital................................   161.8     152.8
  Accumulated other comprehensive loss......................    (7.8)     (4.0)
  Retained earnings (accumulated deficit)...................    22.1     (14.9)
  Less: cost of common stock in treasury (0.3 shares).......    (8.8)       --
                                                              ------    ------
  Stockholders' equity......................................   167.5     134.1
                                                              ------    ------
Total liabilities and stockholders' equity..................  $385.9    $309.4
                                                              ======    ======

          See accompanying notes to consolidated financial statements.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  $240.1    $189.3    $131.6
Cost of goods sold..........................................    66.4      57.6      48.0
                                                              ------    ------    ------
  Gross profit..............................................   173.7     131.7      83.6
                                                              ------    ------    ------
Operating expenses:
  Marketing.................................................    53.5      43.1      33.3
  General and administrative................................    48.8      31.7      27.8
  Research and development..................................     9.9      10.3       9.4
  Restructuring expense.....................................      --        --       4.2
  Amortization of intangible assets.........................     9.3       2.9       0.4
                                                              ------    ------    ------
  Total operating expenses..................................   121.5      88.0      75.1
  Operating profit..........................................    52.2      43.7       8.5
Other income (expense):
  Net interest expense and debt costs.......................   (10.5)    (13.1)     (3.8)
  Foreign currency transaction gains........................     2.6       0.3       0.7
  Royalty income and other..................................     7.0       1.4        --
                                                              ------    ------    ------
Other expense...............................................    (0.9)    (11.4)     (3.1)
Income before income tax expense (benefit) and extraordinary
  charges...................................................    51.3      32.3       5.4
Income tax expense (benefit)................................    14.3      (6.5)     (8.4)
                                                              ------    ------    ------
Income before extraordinary charges.........................    37.0      38.8      13.8
Extraordinary charges.......................................      --        --      (1.8)
                                                              ------    ------    ------
Net income..................................................  $ 37.0    $ 38.8    $ 12.0
                                                              ======    ======    ======

Income before extraordinary charges per share of common stock
  Basic.....................................................   $ 1.81    $ 2.51    $ 1.33
  Diluted...................................................   $ 1.61    $ 2.03    $ 1.05
Loss from extraordinary charges per share of common stock
  Basic.....................................................   $   --    $   --    $(0.18)
  Diluted...................................................   $   --    $   --    $(0.13)
Net income per share of common stock
  Basic.....................................................   $ 1.81    $ 2.51    $ 1.15
  Diluted...................................................   $ 1.61    $ 2.03    $ 0.92
Weighted average shares outstanding:
  Basic.....................................................     20.4      15.5      10.4
  Diluted...................................................     23.0      19.1      14.2

          See accompanying notes to consolidated financial statements.

                      INAMED CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                        ACCUMULATED      RETAINED                     TOTAL
                                                          ADDITIONAL       OTHER         EARNINGS     TREASURY    STOCKHOLDERS'
                                        COMMON             PAID-IN     COMPREHENSIVE   (ACCUMULATED     STOCK        EQUITY
                                        SHARES   AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT)     PURCHASES     (DEFICIT)
                                        ------   ------   ----------   -------------   ------------   ---------   -------------
BALANCE, JANUARY 1, 1998..............    8.9     $0.1      $ 19.0         $(0.2)         $(65.5)       $ 0.0        $(46.7)
Comprehensive income:
  Net income..........................                                                      12.0                       12.0
  Translation adjustment..............                                       0.5                                        0.5
  Total comprehensive income..........                                                                                 12.5
Issuance of common stock (conversions
  of debt to equity)..................    2.0                 15.2                                                     15.2
Issuance of common stock..............    0.1                  0.6                                                      0.6
Issuance of Warrants & Options........                         2.8                                                      2.8
                                         ----     ----      ------         -----          ------        -----        ------
BALANCE, DECEMBER 31, 1998............   11.0      0.1        37.6           0.3           (53.5)         0.0         (15.6)
Comprehensive income:
  Net income..........................                                                      38.8                       38.8
  Translation adjustment..............                                      (4.3)                                      (4.3)
  Total comprehensive income..........                                                                                 34.5
Issuance of common stock (exercise of
  stock options and warrants).........    0.4                                                                            --
Issuance of common stock (conversions
  of debt to equity)..................    1.7      0.0        10.7                                                     10.7
Issuance of common stock (exercise of
  warrants)...........................    3.7      0.1        23.2                                                     23.2
Issuance of common stock (equity
  offering)...........................    3.0      0.0        78.3                                                     78.3
Issuance of common stock (settlement
  of litigation)......................    0.4                  3.0                                                      3.0
                                         ----     ----      ------         -----          ------        -----        ------
BALANCE, DECEMBER 31, 1999............   20.2      0.2       152.8          (4.0)          (14.7)         0.0         134.1
Comprehensive income:
  Net income..........................                                                      37.0                       37.0
  Translation adjustment..............                                      (3.8)                                      (3.8)
  Total comprehensive income..........                                                                                 33.2
Repurchase of common stock............                                                                   (8.8)         (8.8)
Compensation expense on options.......                         1.6                                                      1.6
Tax benefit of option exercises.......                         5.2                                                      5.2
Issuance of common stock (exercise of
  stock options and warrants).........    0.4                  2.2                                                      2.2
                                         ----     ----      ------         -----          ------        -----        ------
BALANCE, DECEMBER 31, 2000............   20.6     $0.2      $161.8         $(7.8)         $ 22.3        $(8.8)       $167.5
                                         ====     ====      ======         =====          ======        =====        ======

          See accompanying notes to consolidated financial statements.

                      INAMED CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              2000      1999     1998
                                                              -----    ------    -----
Cash flows from operating activities:
Net income..................................................  $37.0    $ 38.8    $12.0
  Net cash provided by operating activities:
    Depreciation and amortization...........................   12.3       7.5      3.8
    Non-cash compensation...................................    1.6       0.2      0.2
    Provision (benefits) for doubtful accounts, notes and
     returns................................................    0.7      (0.1)     0.9
    Changes in assets and liabilities:
      Trade accounts receivable.............................   (0.1)     (8.3)    (9.7)
      Inventories...........................................  (11.2)      1.4      5.7
      Prepaid expenses and other current assets.............    1.3      (2.8)    (0.2)
      Deferred income taxes.................................   11.8      (4.3)    (9.7)
      Other assets..........................................    6.1      (0.6)    (0.6)
      Accounts payable......................................    5.2      (2.3)     0.6
      Income taxes payable..................................    3.7        --       --
      Acquisition and integration costs.....................  (13.3)    (19.7)      --
      Trilucent costs.......................................  (21.8)       --       --
      Acquired liabilities and other long term..............   (2.3)     19.5     (0.4)
                                                              -----    ------    -----
         Net cash provided by operating activities..........   31.0      29.3      2.6
                                                              -----    ------    -----
Cash flows from investing activities:
  Disposal of fixed assets..................................     --        --      1.6
  Purchase of Collagen, net of cash acquired................     --    (138.0)      --
  Investment in ATS, Arthrocare and RTI.....................   (6.0)    (10.0)      --
  Purchase of property and equipment........................  (12.5)     (6.1)    (3.6)
                                                              -----    ------    -----
         Net cash used in investing activities..............  (18.5)   (154.1)    (2.0)
                                                              -----    ------    -----
Cash flows from financing activities:
  Increases in long-term debt...............................   82.5     155.0      0.7
  Increases in leases and notes payable.....................    5.0        --      8.0
  Principal repayment of notes payable and long-term debt...  (85.9)   (120.4)      --
  Increase in related party, net............................     --        --      1.1
  Grants received, gross....................................     --       0.8      0.3
  Issuance of common stock..................................    2.2     102.4      0.1
  Redemption of common stock................................     --      (3.0)      --
  Acquisition of treasury shares............................   (7.7)       --       --
                                                              -----    ------    -----
Net cash (used in) provided by financing activities.........   (3.9)    134.8     10.2
                                                              -----    ------    -----
Effect of exchange rate changes on cash.....................   (3.8)     (4.3)    (0.9)
Net increase in cash and cash equivalents...................    4.8       5.7      9.9
Cash and cash equivalents at beginning of year..............   17.5      11.8      1.9
Cash and cash equivalents at end of year....................  $22.3    $ 17.5    $11.8
                                                              =====    ======    =====
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $13.5    $ 12.7    $ 4.6
    Income taxes............................................  $ 5.2    $  1.7    $ 1.1

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Year ended December 31, 2000:

     The Company recognized an income tax benefit of $5.2 million related to the exercise of stock options.

     The Company recorded a $28.6 million intangible asset as part of the purchase of various patents from Medical Products Development, Inc. and recorded a corresponding amount of debt.

  Year ended December 31, 1999:

     The Company issued 1,717,000 shares of common stock and recorded a corresponding $10.7 million reduction of junior secured notes.

  Year ended December 31, 1998:

     The Company issued 1,112,173 shares of common stock and recorded a corresponding $4.1 million reduction of convertible debt in connection with the 4% Convertible Debentures converted to equity.

     The Company issued 66,117 shares of common stock as payment of $0.3 million of accrued debt costs related to the 1997 default of certain financial covenants related to the $6.2 Convertible Debenture.

     The Company issued 16,052 shares of common stock and recorded a corresponding $0.1 million reduction of convertible notes payable in connection with the 11% Convertible Notes converted to equity.

     The Company issued 90,744 shares of common stock and recorded a corresponding $0.5 million reduction of royalties payable.

     The Company issued $25.5 million of notes payable and 426,323 shares of redeemable common stock at an aggregate stated value of $3.0 million and recorded a corresponding $28.5 million reduction in the accrued litigation settlement.

                               INAMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1 -- DESCRIPTION OF BUSINESS

     Inamed Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): U.S. Plastic Surgery and Aesthetic Medicine (consisting primarily of McGhan Medical Corporation, which develops, manufactures and sells medical devices and components for breast implants and facial aesthetics); BioEnterics Corporation, which develops, manufactures and sells medical devices and associated instrumentation to the bariatric and general surgery fields; and International (consisting primarily of a manufacturing company based in Ireland -- McGhan Limited and sales subsidiaries in various countries, including The Netherlands, Germany, Italy, United Kingdom, France, Spain, Australia and Japan, which sell products for both the plastic, aesthetics and bariatric surgery fields).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation --

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

  Reclassifications --

     Certain items in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

  Use of Estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents --

     Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with original maturities of three months or less.

  Fair Value of Financial Instruments --

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The amounts presented for other long-term liabilities also approximate fair value.

  Inventories --

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) convention. The Company provides a provision for obsolescence based upon historical experience.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

  Current Vulnerability Due to Certain Concentrations --

     The Company has limited sources of supply for certain raw materials, which are significant to its manufacturing process. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

  Property and Equipment --

     Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over estimated useful lives. The Company depreciates property and equipment from five to ten years and amortizes the leasehold improvements over their estimated useful lives or lives of the leases, whichever is shorter.

  Accounting for Long Lived Assets --

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity reviews its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have taken place.

  Revenue Recognition --

     Revenue from product sales is recognized upon shipment. Appropriate reserves are established for anticipated returns and allowances, based on product history, which are deducted from revenue in arriving at net sales.

  Stock-Based Compensation --

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company has elected the disclosure only provisions related to employee stock options and follows the provisions of Accounting Principals Board Opinion No. 25 ("APB 25") in accounting for stock options issued to employees. Under APB 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

  Foreign Currency Translation --

     Assets and liabilities of foreign subsidiaries are translated into U.S Dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income
(loss). Transaction gains and losses are recorded in the consolidated statement of income.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

  Income Taxes --

     The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

  Recent Pronouncements --

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that the implementation of this SAB will not have a material impact on its financial position or its results of operations.

     During March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB25"), regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. Certain events as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 15, 1998 of January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. Management has reviewed its stock compensation events and determined none qualify as those covered by Interpretation No. 44 that would require early consideration.

  Foreign Exchange Forward Contracts --

     The Company enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses associated with currency rate changes are recorded in translation gain (loss) in the consolidated statement of income.

  Product Warranties --

     The provision for product warranty is recorded based on actuarial amounts.

NOTE 3 -- COLLAGEN ACQUISITION

     On September 1, 1999, the Company acquired Collagen Aesthetics, Inc., ("Collagen") a designer, developer, manufacturer and marketer of products that treat defective, diseased, traumatized or aging human tissue. The fair value of assets acquired and liabilities assumed was $243.l million and $82.6 million respectively, which includes identifiable intangible assets of $13.9 million. The principal acquired products, Zyderm(R) and Zyplast(R) collagen-based facial implants, are used in aesthetic applications for the correction of

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

scars and facial wrinkles due to aging. Collagen's products are used by plastic surgeons, dermatologists and other physicians for elective surgical and non-surgical therapies to remedy aging and defective facial tissue.

     The Collagen acquisition has been accounted for by the purchase method of accounting and accordingly, the results of operations of Collagen since September 1, 1999 have been included in the accompanying consolidated financial statements.

     The aggregate purchase price for the Collagen acquisition was approximately $160.5 million, including the cancellation of employee stock options and expenses. The Company funded the acquisition with a bridge loan facility of $155 million plus cash on hand. At the same time, cash on hand was used to retire $17 million of pre-existing debt.

     The acquired goodwill is being amortized on a straight-line basis over 30 years.

     The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1999 and 1998 assume the acquisition occurred as of the beginning of the earliest period presented.

                                                              1999     1998
                                                              -----    -----
Net sales...................................................  242.5    206.1
Net Income before extraordinary items.......................   29.9     (3.3)
Net Income (Loss)...........................................   29.9     (5.1)
Net income (loss) per share of common stock:
  Basic.....................................................   1.76    (0.40)
  Diluted...................................................   1.45    (0.41)

     Pro forma adjusted net income (loss) per common share may not be indicative of actual results, primarily because the pro forma earnings include historical results of Collagen and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

ACQUISITION AND INTEGRATION COSTS

     In connection with the acquisition of Collagen, the Company assessed and formulated plans to restructure certain operations. These plans included the closure of certain offices and foreign subsidiaries, severance and other employee termination costs. The objective of the plans was to reduce overhead expenses. The accrual of these costs, as well as the legal and other professional fees associated with the acquisition and integration plans, were recorded as an increase to goodwill.

     Also in connection with the Collagen acquisition, management provided reserves related to Collagen's Trilucent breast implants (See Note 13). The provision represents management's best estimate based on current information of the most likely costs, and provides for additional current and future anticipated expenses related to ongoing clinical follow-up for multi-year studies in the U.S. and Europe, explantations of the Trilucent implant where required, litigation expenses which may not be covered by insurance, scientific studies and a patient surveillance program in the U.K.

     During 1999, the Company accrued for $53.2 million related to the acquisition costs and Trilucent reserves of which $19.7 million was paid through December 31, 1999. As of December 31, 1999, these reserves, less amounts paid through year end, totaled $33.5 and were included in Accrued Liabilities and Other ($26.3) and Other Long-Term Liabilities ($7.2) in the accompanying balance sheet as of December 31, 1999.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

     During 2000, the Company finalized the allocation of the Collagen purchase price which increased goodwill by $22.0 million. Of the $22.0, $19.0 ($31.7 less tax benefits of $12.7) related to the Trilucent breast implants, $2.0 related to acquisition and integration costs and the remaining $1.0 million related to other assets and liabilities. Additionally, the Company made payments of $35.1 against these reserves during fiscal 2000. As of year-end, total remaining reserves related to the Collagen acquisition totaled $34.1 and were included in Accrued Liabilities and Other ($12.3) and Other Long-Term Liabilities ($21.8) in the accompanying balance sheet as of December 31, 2000.

NOTE 4 -- NET INCOME PER SHARE

     The Company accounts for net income per common share in accordance with the provisions of SFAS No. 128, basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

                       COMPUTATION OF PER SHARE EARNINGS

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Diluted:
Net income -- Basic...........................      37.0            38.8            12.0
Interest and convertible debt assuming
  conversion at beginning of year.............       0.0             0.0             1.1
                                                   -----           -----           -----
Net income -- Diluted.........................      37.0            38.8            13.1
                                                   =====           =====           =====
Weighted average shares outstanding --Basic...      20.4            15.5            10.4
Shares outstanding assuming conversion of
  Convertible Debt............................                                       3.3
  Stock options and warrants..................       2.6(1)          3.6(1)          0.5(1)
                                                   -----           -----           -----
Weighted average shares
  outstanding -- Diluted......................      23.0            19.1            14.2
Per share amount
  Basic.......................................     $1.81           $2.51           $1.15
  Diluted.....................................     $1.61           $2.03           $0.92

---------------
(1) The calculation excludes 0.5, 0.2 and 2.7 options that are anti-dilutive for the years ended December 31, 2000, 1999, 1998 respectively.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 5 -- OTHER BALANCE SHEET DATA

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Inventories are summarized as follows:
Raw materials...............................................    7.8      7.4
Work in progress............................................    6.0      7.2
Finished goods..............................................   22.4     13.5
                                                              -----    -----
Gross Inventory.............................................   36.2     28.1
Less allowance for obsolescence.............................   (1.4)    (2.8)
                                                              -----    -----
Net Inventory...............................................   34.8     25.3
Property and equipment, at cost:
Machinery and equipment.....................................   29.4     21.5
Furniture and fixtures......................................    2.8      6.4
Leasehold improvements......................................   16.0     14.6
                                                              -----    -----
Gross property and equipment................................   48.2     42.5
Less accumulated depreciation and amortization..............  (21.9)   (18.4)
                                                              -----    -----
Net property and equipment..................................   26.3     24.1
                                                              =====    =====
Investments and other assets:
Notes receivable, net of allowances of $0.5 and $0.5........    2.6      2.7
Investment at cost..........................................    5.7       --
Other intangibles, net......................................    1.4      1.7
Deferred charges............................................    3.3       --
Deferred income taxes -- long term..........................   19.5       --
Other assets................................................    1.2      5.4
                                                              -----    -----
Total Investments and other assets..........................   33.7      9.8
                                                              =====    =====
Accrued liabilities and other:
Salaries, wages, and payroll taxes..........................    9.1      8.4
Acquisition and integration costs...........................    7.0     16.1
Royalties payable...........................................    1.3      4.8
Acquired liabilities........................................    5.3      7.7
Other.......................................................    6.7      8.6
                                                              -----    -----
Total accrued liabilities and other.........................   29.4     45.6
                                                              =====    =====

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 6 -- DEBT AND CAPITAL LEASES

     Debt is summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Variable % 5 year Term Note, maturing January 2005 interest
  payable quarterly(a)......................................    81.7       --
Variable % 5 year Revolver, maturing January 2005 interest
  payable quarterly(a)......................................     5.0       --
6% 4 year MPDI Note, maturing January 2004 interest payable
  annually(b)...............................................    22.6       --
12% Bridge Notes payable, maturing May 2000 interest payable
  monthly(c)................................................      --     77.0
Capital lease obligations, collateralized by related
  equipment, and other notes payable........................     0.5      1.3
                                                              ------    -----
                                                               109.8     78.3
Less, current installments..................................   (11.2)    (1.1)
Long term debt..............................................  $ 98.6    $77.2
                                                              ======    =====

---------------
 (a) On February 1, 2000, the Company refinanced the remaining $77.0 million bridge loan that was obtained to finance the Collagen acquisition, with a new credit facility comprised of a five-year term loan of $82.5 million and a revolving credit line of $25.0 million.

     The term loan and advances under the revolving facility bears interest at the rate of either (i) the one, two, three or six-month London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 3.00% to 3.50% or (ii) prime rate plus an applicable margin ranging from 2.00% to 2.50%. The interest rate as of December 31, 2000 was 9.68%. The applicable margin is subject to change based on the Company's consolidated leverage ratio. The term of the loan agreement is five years and the term loan, revolving loan are guaranteed on a senior basis by all of the Company's material U.S. subsidiaries and secured by a lien on substantially all of the assets of the Company and its material U.S. subsidiaries.

     During the third quarter of fiscal 2000 the Company amended its five-year term loan to allow for the purchase of common stock not to exceed $25 million between August 21, 2000 and February 1, 2005. In addition the Company may spend an amount in excess of $25 million in the event that consolidated domestic net income for the preceding two fiscal years exceeds $100 million.

     Net interest and other financing expenses for 2000 include $2.2 million incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition.

(b) As part of the purchase of various texturing patents from Medical Products Development, Inc. (MPDI) completed in 2000, the company was obligated to pay $30.0 million, $6.0 million of which was paid in the fourth quarter of 2000. An additional $10.0 million is payable in 2001 and the remainder is due from 2002 through 2004. These amounts are included in patents and license on the accompanying balance sheet.

 (c) In September 1999 the Company issued senior secured bridge notes in an aggregate principal amount of $155.0 million. The proceeds, in addition to $23.8 million of cash on hand, were used to acquire Collagen Aesthetics, Inc. and repay $17.0 million of Company debt.

     The bridge notes were secured by perfected first priority liens on, and security interests in, substantially all of the assets of the Company, substantially all of the stock and assets of the Company's domestic subsidiaries, including the stock and assets of Collagen and its domestic subsidiaries, and 65% of the

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

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

     In connection with the bridge loan facility, the Company paid financing fees of $5.4 million (3 1/2 points on principal), which were amortized as the bridge notes were paid down. Under the terms of the facility, the Company was permitted to prepay the bridge notes, at par plus accrued interest plus $1.6 million (an additional point on principal). The Company accrued this additional point and amortized it as the bridge notes were paid down. As of December 31, 1999 the Company had unamortized financing costs of $2.0 million recorded in prepaid expenses and other current assets and has expensed $5.0 million, which is recorded in net interest expense and debt cost.

     In November 1999, the Company completed a public offering of 2.95 million primary shares of common stock and 500,000 secondary shares on behalf of selling shareholders, at $29 per share. The net proceeds to the Company of $78 million were used to retire a comparable amount of the bridge loan.

     The aggregate payment of debt and capital leases as of December 31, 2000 are as follows:

Year ending December 31:
  2001......................................................  $ 11.2
  2002......................................................     5.9
  2003......................................................     5.8
  2004......................................................    63.4
  2005......................................................    24.8
                                                              ------
                                                              $111.1
Less amounts representing interest..........................    (1.3)
                                                              ------
                                                              $109.8
                                                              ======

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 7 -- INCOME TAXES

     The provision for income taxes may be summarized as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current
  Federal...................................................   $(0.3)     $ 0.0
  State and Local...........................................     0.9        0.0
  Foreign...................................................     4.9        2.4
                                                               -----      -----
                                                               $ 5.5      $ 2.4
                                                               -----      -----
Deferred
  Federal...................................................   $ 6.7      $(7.6)
  State and Local...........................................     1.1       (1.3)
  Foreign...................................................     1.0        0.0
                                                               -----      -----
                                                               $ 8.8      $(8.9)
                                                               =====      =====
Provision for income taxes                                     $14.3      $(6.5)
                                                               =====      =====

The domestic and foreign components of income before provision for income taxes were $31.0 and $20.3, respectively for the year ended December 31, 2000, and $14.6 and $17.7, respectively for the year ended December 31, 1999.

Income tax benefit for 1998 of $8.4 primarily pertains to a $12.7 reduction of the valuation allowance on deferred tax assets.

The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rate due to the following:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
Provision for Federal income taxes at the statutory rate....   $17.4      $ 11.0
State and local income taxes, net of federal benefit........     1.4         1.9
Amortization of Goodwill....................................     1.9         0.7
Benefit of lower foreign tax brackets.......................    (1.0)       (4.6)
Benefit of Federal tax refunds..............................    (4.3)        0.0
Benefit of Foreign Sales Corporation........................    (0.8)        0.0
Tax credits.................................................    (0.6)        0.0
Other.......................................................     0.3         0.0
Change in Valuation Allowance...............................     0.0       (15.5)
                                                               -----      ------
Provision for income taxes..................................   $14.3      $ (6.5)
                                                               =====      ======

The 1998 tax benefit differs from the amount computed using the Federal statutory income tax rate due to the utilization of NOL's to offset current years taxable income and the recording of a $8.0 deferred tax asset.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

The principal items that comprise the Company's net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
DEFERRED TAX ASSETS
Other Allowances............................................   $ 3.3       $14.0
Accrued liabilities.........................................    18.9         3.9
Depreciable and amortizable assets..........................     4.6         0.0
Net Operating Losses and credits............................    14.2        13.9
Other Deferred Costs........................................     1.4         0.4
Uniform capitalization adjustments..........................     1.2         0.6
                                                               -----       -----
          Total Deferred Tax Assets.........................    43.6        32.8
DEFERRED TAX LIABILITIES
Unrealized foreign currency gains...........................    (0.8)        0.0
License Agreement...........................................    (4.9)        0.0
Other.......................................................     0.0        (1.5)
                                                               -----       -----
          Total Deferred Tax Liabilities....................    (5.7)       (1.5)
                                                               -----       -----
NET DEFERRED TAX ASSET......................................   $37.9       $31.3
                                                               =====       =====

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company should sell the stock of its foreign subsidiaries. Were the Company to repatriate earnings, planning would be done to minimize the total tax liability. The cumulative amount of reinvested earnings was approximately $18.0 million at December 31, 2000.

For federal income tax purposes the Company currently has a federal net operating loss of $25.4 million that begins to expire in 2019. The Company also has federal tax credit carryforwards of approximately $3.5 million that will expire in various years beginning in 2008. If the Company has a change in ownership as defined in Internal Revenue Code sec.382, use of these carryforward amounts could be limited.

For state income tax purposes, the Company has net operating loss and credit carryforwards of approximately $10.5 and $1.5 million as of December 31, 2000.

The Company released the $15.5 million valuation allowance on the deferred tax asset at December 31, 1999 based on future short-term income projections and profitable operations.

NOTE 8 -- STOCKHOLDERS EQUITY -- (Share and per share data shown actual)

During the second quarter of 1999, the Company completed a $31.1 million equity financing, in which 5,440,000 new shares of common stock were issued to various holders of $5.50 and $7.50 warrants in exchange for the payment of $20.4 million of cash and the surrender of $10.7 million of 11% junior secured notes. Virtually all of the holders of warrants who were eligible to exercise at this time participated in the transaction. The Company also received $3 million of cash from its noteholders, which was used to purchase on their behalf the 426,000 shares of common stock held by the court-appointed escrow agent. All of those 5.8 million shares of common stock contain a legend that restricts transferability absent compliance with or an exemption under Rule 144 (after the one-year holding period) or an effective registration statement. In addition, the

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

Company incurred a one-time $2.0 million finance charge against earnings in connection with the exercise of warrants to fund the litigation settlement (see
Note 13).

     In April 1997 and continuing through January 1998, an entity controlled by the Company's former Chairman loaned $9.9 million to the Company to provide it with working capital to fund its operations. In July 1998, the Company and its former chairman agreed to convert all of this debt (including accrued interest computed at 10.5% per annum) into 860,000 shares of the Company's common stock and a warrant to purchase 260,000 shares of the Company's common stock at $12.40 per share. At the time, the Company's common stock was trading at approximately $7.50 per share.

STOCK OPTIONS

     The Company has adopted several stock option plans. At December 31, 2000, under the terms of all director, officer and employee plans, 2,550,000 shares of common stock were reserved for issuance.

     Activity under these plans for the years ended December 31, 2000, 1999 and 1998:

                                               2000                          1999                          1998
                                    ---------------------------   ---------------------------   ---------------------------
                                                    WGTD. AVG.                    WGTD. AVG.                    WGTD. AVG.
                                       SHARES       EXER. PRICE      SHARES       EXER. PRICE      SHARES       EXER. PRICE
                                    -------------   -----------   -------------   -----------   -------------   -----------
                                    (IN MILLIONS)                 (IN MILLIONS)                 (IN MILLIONS)
Options outstanding at beginning
  of year.........................       1.3          $15.07           0.5          $ 5.95           0.1           $2.46
Granted...........................       0.5           40.94           0.9           19.16           0.4            6.18
Exercised.........................      (0.1)           6.59          (0.1)           6.00           0.0            1.45
                                        ----                          ----                           ---
Options outstanding at end of
  year............................       1.7           23.32           1.3           15.07           0.5            5.95
                                        ====                          ====                           ===
Options exercisable at end of
  year............................       0.5           14.10           0.1            5.75           0.1            2.63
                                        ====                          ====                           ===
Weighted average fair value of
  options granted.................                    $21.63                        $ 8.34                         $2.35

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                       ---------------------------------------------------    -------------------------------
                                            WEIGHTED
      RANGE OF                              AVERAGE            WEIGHTED                           WEIGHTED
      EXERCISE            NUMBER           REMAINING           AVERAGE           NUMBER           AVERAGE
       PRICES           OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------------  -------------    ----------------    --------------    -------------    --------------
                       (IN MILLIONS)                                          (IN MILLIONS)
$1.45                       0.0               5.15              $ 1.45             0.0             $ 1.45
6.50                        0.3               8.01                6.50             0.2               6.50
13 to 16.88                 0.4               8.49               15.44             0.1              15.34
20 to 24.75                 0.5               8.72               22.15             0.2              22.04
33.19 to 45.375             0.5               8.90               40.82             0.0               0.00
                            ---               ----              ------             ---             ------
                            1.7               8.55              $23.32             0.5             $14.10
                            ===               ====              ======             ===             ======

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

     Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for 2000, 1999 and 1998

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              2000     1999     1998
                                                              -----    -----    -----
Proforma net income.........................................  $32.6    $36.2    $10.6
Proforma net income per common share:
  Basic.....................................................  $1.60    $2.34    $1.02
  Diluted...................................................  $1.42    $1.90    $0.75

     The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividends paid for all years; expected volatility of 75%; risk-free interest rate of 5.85%; and expected lives ranging from 0.58 years to 10 years. For 1999: no dividends paid for all years; expected volatility of 34.4%; risk-free interest rates ranging from 5.82% to 4.9%; and expected lives ranging from 2 years to 10 years. For 1998: no dividends paid for all years; expected volatility of 34.8%; risk-free interest rates ranging from 5.71% to 4.06%; and expected lives ranging from 0.58 years to 9 years

     The exercise price of all options outstanding under the stock option plans range from $1.45 to $45.375 per share. All options exercised in 2000, 1999 and 1998 were exercised at a price range from $1.45 to $15.50. At December 31, 2000, there were 156,500 shares available for future grant under these plans. In certain instances, the Company has granted options at strike prices which were, below the fair market value of the common stock at the date of grant. In each such case, the Company recorded compensation expense for the difference between the fair market value and the exercise price of the related outstanding options.

     In 1993, the Company adopted a Non-Employee Director Stock Option plan (the "1993 Plan") which authorized the Company to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to the Company and who are thus not eligible to receive stock option grants under the Company's stock option plans. Pursuant to the 1993 Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten (10) years after the option grant date and vest in full one year from grant date. In 2000, 1999 and 1998 options to purchase 25,000, 30,000 and 0 shares respectively were issued under the 1993 Plan. At December 31, 2000 there were 60,000 options available for future grant under the 1993 Plan.

     In 1998, the Company adopted a non-qualified stock option plan (the "1998 Plan"). Under the terms of the 1998 Plan, 450,000 shares of common stock were reserved for issuance to key employees. In 1998, 440,000 options to purchase shares were granted to approximately 70 employees under the 1998 Plan at $6.50 per share. The options are exercisable for ten (10) years after the option grant date and vest ratably over three (3) years. No options were granted in 2000 or 1999 under the 1998 Plan. At December 31, 2000, there were 51,500 options available for future grant under the 1998 Plan.

     In 1999, the Company adopted a non-qualified stock option program (the "1999 Program"). Under the terms of the 1999 Program, 900,000 shares of common stock have been reserved for issuance to key employees. In 1999, options to purchase 900,000 shares were granted to 21 officers of the Company and its subsidiaries and a $0.2 million compensation charge was recorded. The majority of the 900,000 options were issued out of money at exercise prices of $15.50 (382,832 options), $20.00 (283,334 options) and $24.75 (233,834 options). The options are exercisable for ten (10) years after the option grant date and vest ratably over three (3) years.

     In 1999, the Company adopted a Director Stock Election Plan (the "Stock Election Plan"). Under the terms of the Stock Election Plan, non-employee directors are allowed the opportunity to receive shares of

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

common stock in lieu of cash compensation owed to them as a result of their service on the Company's Board of Directors. Under the terms of the Stock Election Plan, 50,000 shares of common stock have been reserved for issuance to non-employee directors. In 1999, no shares were issued under the Stock Election Plan. In 2000, 2,662 shares were issued to three non-employee directors under the Stock Election Plan.

     In 2000, the Company, adopted the 2000 Employee Stock Option Plan. The 2000 Option Plan currently authorizes the issuance of a maximum of 550,000 shares of the Company's Common Stock pursuant to the exercise of Options granted thereunder. All options issued under the 2000 Option Plan vest ratably, one-third per year on the first, second and third anniversaries of their issuance. In 2000, substantially all 505,000 Options issued under this plan are exercisable at $40.94 per share, the closing price of the Common Stock as quoted on the NASDAQ National Market on January 3, 2000, the date on which all such Options were issued. None of the seven most highly compensated participants in the Company's 1999 Option Program is a current participant in the 2000 Option Plan.

     In January 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan. The 2000 Stock Purchase Plan is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company's Common Stock at a discount of 15% from the fair market value of the shares. The granting of such rights serves as partial consideration and gives key employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company's success.

     Under the Employee Stock Purchase Plan, each eligible employee will be permitted to purchase shares of the common stock through regular payroll deductions and/or cash payments in an amount equal to 1% to 15% of the employee's compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other Inamed Corporation plan that is intended to comply with Section 423 of the Internal Revenue Code during any calendar year may not exceed $25,000.

     The 2000 Employee Stock Purchase Plan provides for a series of consecutive offering periods that generally will be six months long. Offering periods generally will commence on January 1 and July 1 of each year during the term of the plan. During each offering period, participating employees will be able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price is lower. Under terms of the 2000 Stock Purchase Plan, 200,000 shares of common stock have been reserved for issuance to employees. In 2000, 34,223 shares were purchased by approximately 300 participating employees under the Plan.

WARRANTS

     The Company issued no warrants in 2000. In 1999, 0.1 million warrants were issued at a weighted average exercise price of $12.76, fair market value of $0.1 million and an expiration date of 2009. In 1998 6.0 million warrants were issued at a weighted average exercise price of $5.83, fair market value of $5.5 million and expiration dates of 2002 to 2008. During 2000, 1999 and 1998, the Company has recorded $1.6, $0.1 and $0.3 million respectively of compensation expense for warrants issued to executives.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     Effective January 1, 1990, the Company adopted a 401(k) Defined Contribution Plan (the "Plan") for all U.S. employees. Participants may contribute to the Plan and the Company may, at its discretion, match a

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

percentage of the participant's contribution as specified in the Plan's provisions. Participants direct their own investments.

     Effective February 1, 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. The Company's matching contribution is equal to 10% of the participant's compensation. The employee is immediately and fully vested in the Company's contribution. The Company's contributions to the plan approximated $0.2, $0.2 and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Certain other foreign subsidiaries sponsor defined benefit or defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.1, $0.3 and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 10 -- GEOGRAPHIC INFORMATION

                                                U.S.      INTERNATIONAL    ELIMINATION    CONSOLIDATED
                                               -------    -------------    -----------    ------------
Year ended December 31, 2000
  Net sales to unaffiliated customers........  $ 149.5       $ 90.6                          $240.1
  Intersegment sales.........................  $   8.2       $  9.8          $(18.0)         $  0.0
                                               -------       ------          ------          ------
  Total net sales............................  $ 157.7       $100.4          $(18.0)         $240.1
                                               =======       ======          ======          ======
  Segment operating profit...................  $  56.9       $ 30.8                          $ 87.7
                                               =======       ======                          ======
  General corporate expenses.................  $ (12.0)                                      $(12.0)
  Depreciation and amortization..............  $ (12.3)      $ (1.6)                         $(13.9)
  Net interest expense.......................                                                $(10.5)
                                                                                             ------
  Profit before income taxes and
     extraordinary charges...................  $  22.1       $ 29.2                          $ 51.3
                                               =======       ======                          ======
  Total Long-Lived Assets....................  $ 217.8       $ 19.3                          $237.1
                                               =======       ======                          ======
Year ended December 31, 1999
  Net sales to unaffiliated customers........  $ 121.0       $ 68.3                          $189.3
  Intersegment sales.........................  $   2.8       $ 11.3          $(14.1)         $  0.0
                                               -------       ------          ------          ------
  Total net sales............................  $ 123.8       $ 79.6          $(14.1)         $189.3
                                               =======       ======          ======          ======
  Segment operating profit...................  $  42.1       $ 19.4                          $ 61.5
                                               =======       ======                          ======
  General corporate expenses.................  $  (8.6)                                      $ (8.6)
  Depreciation and amortization..............  $  (6.1)      $ (1.4)                         $ (7.5)

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                U.S.      INTERNATIONAL    ELIMINATION    CONSOLIDATED
                                               -------    -------------    -----------    ------------
  Net interest expense.......................                                                $(13.1)
                                                                                             ------
  Profit before income taxes and
     extraordinary charges...................  $  14.3       $ 18.0                          $ 32.3
                                               =======       ======                          ======
  Total Long-Lived Assets....................  $ 157.0       $  9.4                          $166.4
                                               =======       ======                          ======
Year ended December 31, 1998
  Net sales to unaffiliated customers........  $  84.1       $ 47.5                          $131.6
  Intersegment sales.........................  $   3.4       $ 34.8          $(38.2)         $  0.0
                                               -------       ------          ------          ------
  Total net sales............................  $  87.5       $ 82.3          $(38.2)         $131.6
                                               =======       ======          ======          ======
  Segment operating profit...................  $  19.1       $  4.8                          $ 23.9
                                               =======       ======                          ======
  General corporate expenses.................  $  (6.8)                                      $ (6.8)
  Restructuring expense......................                                                $ (4.2)
  Depreciation and amortization..............  $  (2.7)      $ (1.1)                         $ (3.8)
  Net interest expense.......................                                                $ (3.8)
                                                                                             ------
  Profit before income taxes and
     extraordinary charges...................  $   5.2       $  0.1                          $  5.3
                                               =======       ======                          ======
  Total Long-Lived Assets....................  $   7.3       $  6.5                          $ 13.8
                                               =======       ======                          ======

     The international classification above includes The Netherlands, United Kingdom, Italy, France, Germany, Ireland, Spain, Japan and Australia. The individual operations are included in the international classification.

     For the purpose of this footnote long-lived assets includes property and equipment and intangible assets.

NOTE 11 -- CONTINGENCIES AND COMMITMENTS

     In October 1999, a license and distribution agreement between ArthroCare Corporation and Collagen Aesthetics, Inc., was amended. The Company has worldwide rights to market ArthroCare's Coblation(TM) Cosmetic Surgery System and related products using ArthroCare's patented radio frequency ("RF") technology. Pursuant to the agreement, the Company now has exclusive rights to sell such technology, among others, to all physicians in the fields of dermatology, cosmetic and aesthetic surgery to the extent permitted by the FDA. ArthroCare retains responsibility for manufacturing and product development. Pursuant to the parties' agreements, Collagen has to date paid ArthroCare $2.0 million in licensing fees and must make certain minimum purchases and must pay certain minimum royalties in the annual periods following FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction. In addition, in the future, the Company would owe ArthroCare $0.5 million on completion of a satisfactory disposable wand, $2.0 million on FDA approval of a licensed product for general dermatological use for skin resurfacing and wrinkle reduction, and a running royalty on the sale of the disposable wands. Such FDA approval was received in March 2000. Under the agreement, ArthroCare is also to supply a microdermabrasion product and an RF liposuction product, FDA approval of which increases the above minimum purchase and royalty requirements.

     In May 1999, the Company entered into a strategic alliance with Advanced Tissue Sciences, Inc. ("ATS") under which the Company licenses for development, marketing and sales five of ATS's human-based, tissue-engineered products for surgical applications. As of December 31, 1999, the Company's total

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

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

     The Company leases facilities under operating leases. The leases are generally on an all-net basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rent expense aggregated $6.2, $6.7 and $4.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Minimum lease commitments under all noncancelable leases at December 31, 2000 are as follows:

     Year ending December 31:

  2001......................................................  $ 8.3
  2002......................................................    7.9
  2003......................................................    6.7
  2004......................................................    5.8
  2005......................................................    4.9
Thereafter..................................................   18.6
                                                              -----
                                                              $52.2
                                                              =====

     Deferred grant income represents grants received from the Irish Industrial Development Authority (IDA) for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the each of years ended December 31, 2000, 1999 and 1998 was less than $0.1 million. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant were revoked, the Company would be liable on demand from the IDA for all sums received and deemed to have been received by the Company in respect to the grant. In the event of revocation of the grant, the Company could be liable for the amount of approximately $0.7 million at December 31, 2000.

     The Company has obtained the right to produce, use and sell patented technology through various license agreements. The Company pays royalties ranging from 5% to 10% of the related net sales, depending upon sales levels. Royalty expense under these agreements was approximately $5.5, $5.3 and $6.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

     In 1997, the Company signed a distribution agreement with LySonix Inc., a subsidiary of MDA, to sell ultrasonic surgery equipment in the European and Latin American regions. Special incentive discounts were offered to the Company for the introduction of the product in 1997. Net sales in 1998 and 1999 were approximately $0.6 million and $0.3 million. In 1998, the terms of the original agreement were revised so that the Company would obtain the goods on a consignment basis and not have an obligation with LySonix until the products were sold. The Company stopped selling LySonix machines in mid-1999.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 12 -- RELATED PARTY TRANSACTIONS

     From April 1997 until January 1998, International Integrated Industries, LLC ("Industries"), an entity affiliated with Mr. Donald K. McGhan, lent the Company an aggregate of $9.9 million, of which $8.8 million was included in liabilities at December 31, 1997. Prior to February 1998, Mr. McGhan was Chairman and Chief Executive Officer of the Company.

     After Industries began to lend those monies to the Company, Mr. McGhan represented to the Board of Directors that those funds were derived from personal financial resources. In early 1998, however, in connection with Mr. McGhan's unsuccessful efforts to negotiate a payment schedule for the interest and principal of the loan, Mr. McGhan for the first time advised other directors that approximately two-thirds of the monies lent by Industries to the Company were in fact derived from loans made to Industries by Medical Device Alliance, Inc. ("MDA"). MDA is a company formed by Mr. McGhan in 1995 primarily to develop and market various products for use in ultrasonic liposuction; the Company believes that Mr. McGhan raised at least $20 million for MDA from various outside investors through private placement transactions. The Company does not believe those outside investors were apprised of the loans from MDA to Industries; however, Mr. McGhan has asserted that the investment of those funds in a medical device company such as the Company was within the permitted scope of the proposed use of the funds when those investors made their investment. The Company's Board of Directors has been advised by legal counsel: (a) that the Company has no responsibility whatsoever to the outside investors in MDA for the monies which Mr. McGhan arranged to loan Industries, which in turn were loaned by Industries to the Company, and (b) that Mr. McGhan, as the controlling person of both MDA and Industries at the times those loans were made, is solely responsible to the outside investors in MDA for his actions with respect to those monies. Interest expense with respect to this note totaled $0.5 million 1998.

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

NOTE 13 -- LITIGATION

BREAST IMPLANT LITIGATION

     Final Settlement on Litigation. Prior to the final settlement order issued by the U.S. District Court for the Northern District of Alabama, on February 1, 1999, the Company was a defendant in tens of thousands of state and federal court lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implant products (both silicone gel-filled and saline-filled) that were implanted before June 1,

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

1993 were consolidated into a mandatory class action settlement and dismissed. The settlement order became final and non-appealable on March 3, 1999. In May 1999, the Company made the final payment in connection with this settlement from a $31.1 million equity issuance.

     Current Product Liability Exposure. Currently, other than the Trilucent(R) matters discussed below, the Company's product liability litigation relates largely to saline-filled breast implants that were implanted on or after June 1, 1993. These cases are being handled in the ordinary course of business and do not have, and are not expected to have, a material financial impact on the Company. The Company also occasionally receives claims arising from its facial implant products, both in the U.S. and abroad. These cases are also handled in the ordinary course and have not had, and are not expected to have, a material financial impact on the Company.

     Outside the U.S., where the Company has been selling silicone gel-filled implants without interruption, and where the local tort systems do not encourage or allow contingency fee arrangements, the Company has had only a minimal number of product liability lawsuits and no material financial exposure.

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

     Under the terms of the 3M agreement, as later amended in January 1999, the Company paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, the Company assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3.0 to $3.9 million in total. For 2000, the Company's total obligation under the 3M agreement, as amended, was $0.3 million, which amount has been paid in full.

     Ongoing Litigation Risks. Although the 1999 settlement of the Alabama breast implant class action has, as a practical matter, ended the Company's involvement in the current mass product liability litigation in the U.S. over breast implants, there remain a number of ongoing litigation risks, including:

     - Collateral Attack. As in all class actions, the Company may be called upon to defend individual lawsuits collaterally attacking the settlement even though it is now non-appealable. However, the typically permissible grounds for those attacks, in general, lack of jurisdiction or constitutionally inadequate class notice or representation, are significantly narrower than the grounds available on direct appeal. In the 2 years since the final settlement of the Alabama class action, no case has been brought collaterally attacking the settlement.

     - New Theories of Supposed Liability. Since the Alabama class action was settled, one putative class action has been brought against the Company alleging that all its shaped breast implants are defectively designed and have caused or will cause injury. While the Company regards this claim as frivolous and totally bereft of factual support, putative plaintiffs could attempt to pursue this or other new theories of liability.

     - Non-Covered Claims. The settlement does not include several categories of breast implants which the Company will be left to defend in the ordinary course through the tort system. These include lawsuits relating to breast implants implanted on or after June 1, 1993, and lawsuits in foreign jurisdictions. The

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

       Company regards lawsuits involving post-June 1993 implants (predominantly saline-filled implants) as routine litigation manageable in the ordinary course of business.

     Breast implant litigation outside of the U.S. has, to date, been minimal, and the court has, with minor exceptions, rejected efforts by foreign plaintiffs to file suit in the U.S.

     Trilucent Breast Implant Matters. When it purchased Collagen Aesthetics effective September 1, 1999, the Company assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant which had been manufactured and distributed by various subsidiaries of Collagen Aesthetics between 1995 and November 6, 1998. On November 6, 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant, to Sierra Medical Technologies, Inc. Collagen accounted for LipoMatrix as a discontinued operation in its 1998 fiscal year. Collagen Aesthetics retained certain liabilities for Trilucent implants sold prior to November 6, 1998.

     On March 8, 1999, the United Kingdom Medical Devices Agency (MDA) announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent implant in the United Kingdom. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who have received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. In March, 1999, Collagen Aesthetics agreed with the United Kingdom National Health Service that, for a period of time, it would perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent implant and pay for explants for any United Kingdom women with confirmed Trilucent implant ruptures. Subsequently, Lipomatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product. Subsequent to acquiring Collagen, the Company elected to continue the voluntary program.

     On June 6, 2000, the MDA issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent implants even if the patient is asymptomatic. The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation. The hazard notice stressed, however, "that all of the above advise is precautionary. Although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far." In fact, any swelling or inflammation relating to the Trilucent implants appears to resolve upon explantation.

     Based on the Company's best current estimate, all told approximately 7,000-9,000 women received Trilucent implants until commercial sales ceased in March 1999; roughly one-half reside in the United Kingdom. In the U.S., a total of 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997.

     Concurrently with the MDA announcement of June 6, 2000, the Company announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.

     Under the Company's program, it pays a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. It also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, approximately 88% of the U.K. residents and approximately 67% of the non-U.K. residents who have requested explantations as a

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

result of an initial consultation have had them performed. To date, an insurance company has reimbursed the Company for approximately 50% of these expenses. Going forward, the insurance company is obligated to reimburse the Company for not less than 75% of these expenses, up to an aggregate of $50 million in coverage over five years.

     During and since the third quarter of 2000, the Company and certain of its subsidiaries, among others, were served with a total of four (4) Trilucent-related lawsuits, brought by the same plaintiffs' counsel in federal district court in San Francisco, California (the "Federal Trilucent Actions"). Three of the Federal Trilucent Actions (the "Foreign Plaintiff Cases") were brought by women alleged to reside in the U.K. In one case, Rachel Kerr vs. Collagen Aesthetics, Inc., et al., the plaintiff seeks to certify an international class of Trilucent implant recipients alleged to include over 9,000 women. Each of the Inamed defendants, and other parties, have moved to dismiss each of the Foreign Plaintiff Cases on the grounds that the U.K. provides an adequate remedy, has a much greater interest in the controversy and is a more convenient forum. These and related motions to dismiss are scheduled to be heard by the court in April, 2001. All parties have opposed a conditional order transferring these cases to the Alabama proceeding. The fourth Federal Trilucent Action, Deborah Vaernes vs. Inamed Corporation, et al., is a putative class action brought on behalf of the approximately 200 women who received Trilucent breast implants as part of a clinical trial in the U.S. The defendants' time to answer or move against this pleading has been extended to April, 2001. To date, by agreement, no discovery has been propounded or provided in any of the Federal Trilucent Actions, other than limited discovery in connection with the dismissal motions in the Foreign Plaintiff Cases.

     Also during and since the third quarter of 2000, the Company and its subsidiaries have received notices of claim from European women, the vast majority of them U.K. residents, seeking compensation for general and special damages arising from "unnecessary" or "premature" surgery conducted to remove the Trilucent implants and other injuries. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 6, 2000 MDA hazard notice. The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition which required either extended hospitalization or extended home care. To date, approximately 50% of the U.K. women who have had their Trilucent implants explanted since June 6, 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. To date, no such woman has brought civil proceedings. Recently, the Company entered into a "Trilucent Claims Settlement Protocol Interim Funding and Non-Waiver Agreement" under which, subject to a full reservation of rights by all parties, the Company's carriers agreed to fund up to $20 million of settlement protocol payments, on condition that the Company make pro-rata copayments of up to $2 million and satisfy a $0.4 million self-insured retention (the "SIR"). The Company has satisfied the SIR and, to date, both the Company and the carriers have funded the settlement protocol as agreed.

     To date, Trilucent-related legal activity in other countries has been comparatively minimal. The Company has received a sufficient number of claims in Spain that a settlement protocol there may be warranted. The Company has received approximately 15 Trilucent-related claims in Germany.

     By agreement with the MDA, the Company is currently funding additional scientific research and patient monitoring relating to Trilucent.

     As of December 31, 2000, the Company had in excess of $27.1 million of reserves to cover potential future expenses and liabilities arising from Trilucent, and in excess of $65.0 million in insurance coverage for product liability claims or medical expenses incurred by women with Trilucent breast implants.

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

     While it is possible that the Company's future Trilucent-related liabilities may ultimately exceed this level of insurance coverage and reserves, based upon the information and analyses currently available to the Company, the Company believes that such a scenario is unlikely.

  Patent and License Litigation

     In February 1999, the Company and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak at the American Arbitration Association. Dr. Kuzmak alleged that, as of the date of filing of the arbitration, he was owed approximately $0.4 million in unpaid royalties under a license agreement covering the Company's U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, the Company worked with Dr. Kuzmak, through the Company's subsidiary BioEnterics, in the development and improvement of gastric banding technology. The Company denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including noninfringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office.

     In addition, in February 1999, the Company filed an action in the U.S. District Court for the Central District of California against Dr. Kuzmak (the "California action") seeking a declaratory judgment of invalidity, unenforceability and non-infringement of the patents to which Dr. Kuzmak claims ownership. On or about January 24, 2000, the parties, by their attorneys, executed a letter agreement to settle and resolve all matters between them and adjourned the arbitral hearing without a new date. Dr. Kuzmak thereafter denied that the letter agreement was enforceable; however, he has not sought to reopen the arbitration. In February 2000, the California action was dismissed for lack of personal jurisdiction. Given Dr. Kuzmak's position regarding the January 24, 2000 letter agreement, in April 2000 the Company took an appeal from the dismissal of the California action; the appeal has been argued and is now under consideration by the Federal Circuit Court of Appeals (the "Federal Circuit appeal"). Also in April 2000, the Company brought suit against Dr. Kuzmak in federal district court in New Jersey (where he maintains his principal residence), among other things for a declaration of the enforceability of the January 24, 2000 letter agreement. Dr. Kuzmak has moved to dismiss the New Jersey action. That case has been administratively stayed pending determination of the Federal Circuit appeal. Irrespective of the enforceability of the January 24, 2000 settlement agreement, the Company does not believe that this action could have a material adverse impact on its business, results of operations, financial position or prospects.

     In January 1999, Medical Products Development Inc. ("MPDI") instituted an action against the Company's subsidiary McGhan Medical Corporation in the U.S. District Court for the Central District of California. MPDI alleged that McGhan Medical infringed on some of its U.S. patents and breached an agreement between McGhan Medical and MPDI that exclusively licensed those patents to McGhan Medical. Those patents pertain to the textured surface of the silicone shell used in the Company's breast implants and the methods of making those textured shells.

     In October 2000, the Company settled the MPDI action (See Note 6), and took assignment to all of the patents in dispute and to all related rights to improvements and the like, for $30 million in principal amount payable through 2004. The action has been dismissed with prejudice.

     In May 1998, Societe Anonyme de Development des Utilisations du Collagene (SADUC) commenced an arbitration under the rules of the International Chamber of Commerce against Collagen Corporation under a technology license and human collagen supply agreement between the parties. Following the spin-off of Cohesion Technologies, Inc., Collagen Corporation changed its name to Collagen Aesthetics, Inc., a wholly-owned subsidiary of the Company. SADUC is ultimately owned by Rhone-Poulenc. SADUC seeks recovery for alleged lost profits and royalties for Collagen Corporation's allegedly wrongful termination of the

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

agreement as well as compensation for confidential information allegedly misappropriated by Collagen Corporation, including the assignment to SADUC of certain Collagen Corporation patents allegedly disclosing and claiming processes allegedly developed by SADUC. SADUC seeks approximately $4.5 million in termination damages and $2.1 million as losses for breach of the contractual confidentiality obligations, plus ongoing royalties. Collagen Corporation has denied all material allegations, as it is Collagen Corporation's belief that SADUC breached the agreement by being unable and unwilling to supply the specified product at the contract price. In addition, Collagen Corporation has stated that its patents do not disclose or claim any of SADUC's allegedly confidential information, and that SADUC's allegedly confidential information was neither novel nor useful. Accordingly, Collagen Corporation seeks rescission of the agreement and restitution to it of all amounts paid and the costs incurred by it in attempting to perform under the agreement. The resolution of this arbitration may require the Company to pay damages or require these patents to be assigned to SADUC. An evidentiary hearing on the liability issues raised in this case began in March 2000 and concluded in 2000. A hearing as to liability only was held in February 2001. The Company believes it has strong defenses to SADUC's allegations and is defending itself vigorously, and does not believe that this action could have a material adverse impact on its business, results of operations, financial position or prospects.

     The Company is also party to a lawsuit filed in 1998 in the Superior Court of the State of California, County of Los Angeles known as Chieftain LLC, et al. vs. Medical Device Alliance, Inc. The currently operative complaint contains 16 causes of action, three of which are alleged against the Company and McGhan Medical. Other co-defendants include the former chairman of Inamed, Donald K. McGhan, his wife and children, entities with which Mr. McGhan remains affiliated including International Integrated Industries, LLC ("Industries") and Wedbush Morgan Securities, Inc., a securities firm at which Mr. McGhan holds margin accounts. The operative complaint purports to allege direct and derivative claims on behalf of shareholders of Medical Device Alliance, Inc. ("MDA") for unspecified damages. In February 2000, the Company and McGhan Medical filed a demurrer to the currently operative complaint. In March 2000, the Court granted that motion in part. The operative complaint purports to allege that prior to his February 1998 resignation as an officer and director of the Company, Donald
K. McGhan improperly diverted $9.9 million of MDA funds to the Company, and that after his resignation, Mr. McGhan and the Company conspired to defraud MDA when these funds were repaid. The Company believes that the operative complaint is bereft of support, both factually and legally. The action has since been administratively stayed owing to the pendency of settlement proceedings in related litigation involving the same parties pending in state court in Las Vegas, Nevada. The Company believes it has strong defenses to the plaintiffs' allegations in this case and is defending itself vigorously, and does not believe that this action could have a material adverse impact on its business, results of operations, financial position or prospects.

     McGhan Medical is also party to a putative class action filed in 2000 in the District Court of Pottawatomie County, Oklahoma, known as Brown, et al. vs. Mentor Corp. and McGhan Medical Corp. The complaint, allegedly brought on behalf of all U.S. residents who have received shaped or "teardrop" implants manufactured by Mentor or McGhan, alleges that these implants could spin or rotate, causing pain or injury. In March 2000, the defendants removed the action to federal court, and McGhan Medical answered the complaint, denying its essential charges and asserting numerous affirmative defenses. In April, 2000, plaintiffs moved to remand, alleging non-compliance with the "amount in controversy" requirement for federal diversity jurisdiction. In April, 2000, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the case to the Northern District of Alabama. Mentor and the plaintiffs have moved to vacate that order on the grounds that the case is not sufficiently related to the silicone gel cases. In May 2000, Mentor filed a motion to transfer this case to federal court in Kansas, where another, similar case is pending against Mentor only. The Alabama court is to hear argument on these procedural issues in late March, 2001. The Company believes that the operative complaint in this action is frivolous and intends to defend itself

                               INAMED CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

vigorously, and does not believe that this action could have a material adverse impact on its business, results of operations, financial position or prospects.

     The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims alleging personal injuries and economic harm as a result of ruptures in saline filled breast implants. In the Company's experience, claimants typically do not allege that the release of saline solution causes any chronic condition or systemic disease.

NOTE 14 -- QUARTERLY SUMMARY OF OPERATIONS  -- (Unaudited)

     The following is a summary of selected quarterly financial data for 2000 and 1999:

                                                                          QUARTER
                                                             ----------------------------------
                                                             FIRST    SECOND    THIRD    FOURTH
                                                             -----    ------    -----    ------
Net Sales:
  2000.....................................................   60.3     67.6      54.3     57.9
  1999.....................................................   37.6     42.2      44.0     65.5
  1998.....................................................   30.1     36.9      32.1     32.5
Gross Profit:
  2000.....................................................   44.6     48.5      39.2     41.4
  1999.....................................................   25.7     30.1      31.3     44.6
  1998.....................................................   17.8     25.9      20.2     19.7
Net Income:
  2000.....................................................    8.0     16.2       7.6      5.2
  1999.....................................................    7.5      9.1       8.5     13.7
  1998.....................................................   (1.3)     3.8      (0.4)     9.9
Net Income per share:
  2000 Basic...............................................   0.40     0.79      0.37     0.26
  2000 Diluted.............................................   0.34     0.69      0.33     0.23
  1999 Basic...............................................   0.65     0.62      0.50     0.74
  1999 Diluted.............................................   0.57     0.54      0.44     0.64
  1998 Basic...............................................  (0.14)    0.38     (0.04)    0.87
  1998 Diluted.............................................  (0.14)    0.30     (0.04)    0.72

  Significant Fourth Quarter Adjustments, 1999

     During the fourth quarter of the year ended December 31, 1999, the Company released the remaining $7.2 million allowance on its deferred tax asset.

  Significant Fourth Quarter Adjustments, 1998

     During the fourth quarter of the year ended December 31, 1998, the Company recorded significant adjustments which increased net income by $6.2 million. The adjustments were as follows:

Extraordinary charge for issuance of Warrants...............    $(1.8) million
Income Tax Benefit..........................................    $  8.0 million

     The Company incurred the extraordinary charge in relation to the restructuring of the Company's 11% junior subordinated notes, which occurred in the fourth quarter of 1998.

     An income tax benefit was established to recognize a portion of the benefit expected to be received from the Company's substantial net operating loss carryforward.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inamed Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Inamed Corporation included in this Form 10-K and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Exhibit Listing is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

New York, New York
January 25, 2001

                                                                     SCHEDULE II

                      INAMED CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                              BEGINNING OF                                    END OF
                                             PERIOD BALANCE    ADDITIONS    DEDUCTIONS    PERIOD BALANCE
                                             --------------    ---------    ----------    --------------
Year ended December 31, 2000:
  Allowance for returns....................        4.6            0.4                           5.0
  Allowance for doubtful accounts..........        1.8            1.0          (0.7)            2.1
  Allowance for obsolescence...............        2.8            0.1           1.5             1.4
  Self-insurance accrual...................        5.1            7.6          (4.3)            8.4
  Allowance for doubtful Notes.............        0.5                                          0.5
Year ended December 31, 1999:
  Allowance for returns....................        4.8                          0.2             4.6
  Allowance for doubtful accounts..........        1.4            0.4                           1.8
  Allowance for obsolescence...............        1.2            1.6                           2.8
  Valuation allowance for deferred tax
     assets................................       15.5                         15.5             0.0
  Self-insurance accrual...................        3.6            1.5                           5.1
  Allowance for doubtful Notes.............        0.5                                          0.5
  Litigation reserve.......................        5.7                          5.7             0.0
Year ended December 31, 1998:
  Allowance for returns....................        4.4            0.4                           4.8
  Allowance for doubtful accounts..........        0.9            0.5                           1.4
  Allowance for obsolescence...............        1.5                          0.3             1.2
  Valuation allowance for deferred tax
     assets................................       28.1                         12.6            15.5
  Self-insurance accrual...................        3.6                                          3.6
  Allowance for doubtful Notes.............        0.5                                          0.5
  Litigation reserve.......................       37.3                         31.6             5.7