Form 10-Q
period 2001-03-31
INAMED CORP
filed 2001-05-15
CIK 109831

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

FOR THE QUARTER ENDED MARCH 31, 2001              COMMISSION FILE NUMBER: 1-9741

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

                            ------------------------

  On May 7, 2001 there were 20,466,422 Shares of the Registrant's Common Stock
                                  Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        This document contains 12 pages.

                      INAMED CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets.................................    3
         Unaudited Consolidated Income Statements....................    4
         Unaudited Consolidated Statement of Stockholders' Equity....    5
         Unaudited Consolidated Statements of Cash Flows.............    6
         Notes to the Consolidated Financial Statements..............    8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      9
  AND RESULTS OF OPERATIONS..........................................
ITEM 3. MARKET RISK..................................................   10
PART II.  OTHER INFORMATION..........................................   11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.

                      INAMED CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLION'S EXCEPT PER SHARE DATA)

                                                              UNAUDITED
                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 19.1         $ 22.3
  Trade accounts receivable, net of allowances for doubtful
     accounts and returns of $7.1 and $7.1..................     41.2           40.4
  Inventories, net..........................................     35.4           34.8
  Prepaid expenses and other current assets.................      4.7            6.0
  Deferred income taxes.....................................     19.8           18.8
                                                               ------         ------
          Total current assets..............................    120.2          122.3
                                                               ------         ------
Net property and equipment..................................     30.8           26.2
Goodwill -- Collagen, net of amortization of $8.9 and
  $7.4......................................................    153.8          155.3
Patents and license agreements, net of amortization of $1.9
  and $1.0..................................................     47.9           48.5
Investments and other assets................................     35.2           33.6
                                                               ------         ------
Total assets................................................   $387.9         $385.9
                                                               ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt..............................................   $  8.5         $ 11.2
  Accounts payable..........................................     22.2           22.0
  Income taxes payable......................................      9.7            8.9
  Accrued liabilities and other.............................     33.2           29.3
                                                               ------         ------
          Total current liabilities.........................     73.6           71.4
                                                               ------         ------
Long-term debt and capital leases...........................    105.8           98.6
Other Long Term Liabilities.................................     44.1           48.4
Stockholders' equity:
  Common stock, $.01 par value. authorized 50.0 and 25.0
     shares; issued 21.0 and 20.6; outstanding 20.4 and
     20.3...................................................      0.2            0.2
  Additional paid-in capital................................    165.3          161.8
  Accumulated other comprehensive loss......................    (11.0)          (7.8)
  Retained earnings.........................................     23.6           22.1
          Less: Treasury stock, at cost (0.6 and 0.3
            shares).........................................    (13.7)          (8.8)
                                                               ------         ------
          Stockholders' equity..............................    164.4          167.5
                                                               ------         ------
Total liabilities and stockholders' equity..................   $387.9         $385.9
                                                               ======         ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN MILLION'S EXCEPT PER SHARE DATA)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
Net sales...................................................      $57.8            $60.3
Cost of goods sold..........................................       15.2             15.7
                                                                  -----            -----
          Gross profit......................................       42.6             44.6
                                                                  -----            -----
Operating expenses:
  Sales and marketing.......................................       12.9             13.2
  General and administrative................................       11.5             12.3
  Research and development..................................        2.8              2.3
  Restructuring expense.....................................        8.3              0.0
  Amortization of intangible assets.........................        2.3              1.9
                                                                  -----            -----
          Total operating expenses..........................       37.8             29.7
                                                                  -----            -----
          Operating profit..................................        4.8             14.9
                                                                  -----            -----
Other income (expense):
  Net interest expense and debt costs.......................       (2.7)            (4.5)
  Foreign currency transaction gains (losses)...............       (0.2)             0.2
  Royalty income and other..................................        1.0              2.0
                                                                  -----            -----
Other income (expense):.....................................       (1.9)            (2.3)
                                                                  -----            -----
Income before income tax expense............................        2.9             12.6
Income tax expense..........................................        1.4              4.6
                                                                  -----            -----
          Net income........................................      $ 1.5            $ 8.0
                                                                  =====            =====
Net income per share of common stock
  Basic.....................................................      $0.07            $0.40
                                                                  =====            =====
  Diluted...................................................      $0.07            $0.34
                                                                  =====            =====
Weighted average shares outstanding:
  Basic.....................................................       20.4             20.3
                                                                  =====            =====
  Diluted...................................................       22.2             23.3
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

                      INAMED CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                                  ACCUMULATED
                                                                     OTHER         RETAINED                    TOTAL
                                   COMMON STOCK     ADDITIONAL   COMPREHENSIVE     EARNINGS     TREASURY   STOCKHOLDERS'
                                  ---------------    PAID-IN        INCOME       (ACCUMULATED    STOCK        EQUITY
                                  SHARES   AMOUNT    CAPITAL        (LOSS)         DEFICIT)     PURCHASE     (DEFICIT)
                                  ------   ------   ----------   -------------   ------------   --------   -------------
BALANCE, DECEMBER 31, 2000......   20.6     $0.2      $161.8        $ (7.8)         $22.1        $ (8.8)      $167.5
Comprehensive income:
  Net income....................                                                      1.5                        1.5
  Translation adjustment........                                      (3.2)                                     (3.2)
  Total comprehensive income....                                                                                (1.7)
Repurchase of common stock......                                                                   (4.9)        (4.9)
Compensation expense on
  options.......................                        (0.4)                                                   (0.4)
Tax benefit of option
  exercises.....................                         2.5                                                     2.5
Exercise of stock options and
  warrants......................    0.4                  1.4                                                     1.4
                                   ----     ----      ------        ------          -----        ------       ------
BALANCE, MARCH 31, 2001.........   21.0     $0.2      $165.3        $(11.0)         $23.6        $(13.7)      $164.4
                                   ====     ====      ======        ======          =====        ======       ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2001          2000
                                                              -----         -----
Cash flows from operating activities:
  Net income................................................  $ 1.5         $ 8.2
Net cash provided by (used in) operating activities:
  Depreciation and amortization.............................    3.8           3.3
  Restructuring Charge......................................    2.7            --
  Non-cash compensation.....................................    0.3           0.1
  Provision (benefits) for doubtful accounts, notes and
     returns................................................     --          (0.1)
  Changes in assets and liabilities:
     Trade accounts receivable..............................   (0.9)         (0.8)
     Inventories............................................   (0.6)         (2.6)
     Prepaid expenses and other current assets..............    1.3          (2.5)
     Deferred income taxes..................................   (1.1)         (1.0)
     Other assets...........................................    1.2           0.3
     Accounts payable.......................................   (1.9)          2.0
     Income taxes payable...................................    0.9           4.4
     Acquisition and integration costs......................    0.2          (6.6)
     Trilucent costs........................................   (5.5)         (5.1)
     Acquired liabilities and other long term...............    4.6          (3.2)
                                                              -----         -----
          Net cash provided by (used in) operating
           activities.......................................    6.5          (3.6)
                                                              -----         -----
Cash flows from investing activities:
  Investment in Strategic Alliances.........................     --          (1.0)
  Purchase of property and equipment........................   (6.1)         (3.6)
                                                              -----         -----
  Net cash used in investing activities.....................  $(6.1)        $(4.6)
                                                              -----         -----

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              2001           2000
                                                              -----         ------
Cash flows from financing activities:
  Increases in long-term debt...............................   12.0           82.5
  Increases in leases and notes payable.....................     --            1.0
  Principal repayment of notes payable and long-term debt...   (7.9)         (78.5)
  (Decrease) Increase in deferred grants....................     --           (0.1)
  Issuance of common stock..................................    1.4            0.9
  Acquisition of treasury shares............................   (6.0)            --
                                                              -----         ------
          Net cash provided by financing activities.........   (0.5)           5.8
                                                              -----         ------
          Effect of exchange rate changes on cash...........   (3.1)          (1.9)
                                                              -----         ------
          Net (decrease) increase in cash and cash
           equivalents......................................   (3.2)          (4.3)
Cash and cash equivalents at beginning of year..............   22.3           17.5
                                                              -----         ------
Cash and cash equivalents at end of year....................  $19.1         $ 13.2
                                                              -----         ------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $ 1.8         $  6.8
                                                              =====         ======
     Income taxes...........................................  $ 1.8         $  1.5
                                                              =====         ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                 (IN MILLION'S)

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

     Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Form 10-Q. Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on Form 10-K.

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

3 -- INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Raw materials........................................    $ 6.2         $ 7.8
Work in process......................................      7.2           6.0
Finished goods.......................................     23.7          22.4
                                                         -----         -----
                                                          37.4          36.2
Less allowance for obsolescence......................     (1.7)         (1.4)
                                                         -----         -----
                                                         $35.4         $34.8
                                                         =====         =====

4 -- RESTRUCTURING CHARGE

     In the first quarter the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result the Company recognized a restructuring charge of $8.3 in the quarter. The restructuring charge is primarily comprised of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office. In the first quarter $5.6 million of the restructure accrual was paid out. The remaining $2.7 million is included in accrued liabilities and other ($1.7 million) and in other long term liabilities ($1.0 million), on the accompanying balance sheet as of March 31, 2001.

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

                                                              THREE MONTHS     THREE MONTHS
                                                              ENDED 3/31/01    ENDED 3/31/00
                                                              -------------    -------------
Net sales...................................................       100%             100%
Gross profit................................................        74               74
Sales and Marketing.........................................        22               22
General and administrative..................................        20               20
Research and development....................................         5                4
Amortization of intangible expenses.........................         4                3
Restructure Charge..........................................        14               --
Total operating expenses....................................        65               49
Other income (expense)......................................         1                4
Income before interest & taxes..............................        10               28
Net interest and other financing expense....................         5                7
Income before income taxes..................................         5               21
Net income..................................................         3%              13%

FIRST QUARTER

     Sales for the first quarter totaled $57.8 million, down 4% from the prior year. This decline was related to consumers delaying some purchases of discretionary items, such as breast augmentation in U.S. markets and collagen facial injections outside of the U.S. In addition, a product mix shift in the U.S. implant business continues, reducing average revenue per unit.

     Gross margins for the quarter, at 74% of sales were flat to last year, as the adverse effects of the mix shift mentioned above, were largely offset by improved manufacturing efficiencies.

     Sales and marketing expenses for the three months ended March 31, 2001 were $12.9 million, a decrease of $0.3 million over the same period in 2000. This decrease was primarily related to lower royalty expenses. As a percentage of sales, marketing expenses were 22% in both the three months ended March 31, 2001 and 2000.

     General and administrative expenses for the three months ended March 31, 2001 were $11.5 million, a decrease of $0.8 million from the same period of 2000, due primarily to the decrease in legal fees and bonus accruals. As a percentage of sales, general and administrative expenses were 20% in both the three months ended March 31, 2001 and 2000.

     Research and development expenses of $2.8 million for the three months ended March 31, 2001, reflected a 22% increase from the same period in 2000 due primarily to the increase in Reconstructive Technologies,

Inc. (RTI) development expenses. As a percentage of sales, research and development costs were 5%; an increase of 1% for the three months ended March 31, 2001 as compared to 4% for the same period in 2000.

     Amortization of intangible assets for the three months ended March 31, 2001 were $2.3 million, an increase of $0.4 million from the same period of 2000. This increase was primarily due to the addition of $0.6 million of quarterly amortization related to the Medical Products Development, Inc. (MPDI) patents purchased in the third quarter of 2000.

     Restructuring charge of $8.3 million -- In the first quarter the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result the Company recognized a restructuring charge of $8.3 million in the quarter. The restructuring charge is comprised primarily of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office. In the first quarter $5.6 million of the restructure accrual was paid out. The closing of the New York City office and the reduction in workforce were the result of management's ongoing effort to reduce its cost structure. On an earning per share basis, the after tax impact of the restructuring charge was $0.27 per basic share and $0.25 per diluted share.

     Other income of $0.8 million was down by $1.4 million from the prior year, primarily due to lower royalty income, which was the result of lower Contigen sales.

     Interest expense for the quarter of $2.7 million, consistent with expectations and $1.8 million lower than the prior year. In the first quarter of 2000, the Company refinanced the bridge loan obtained to finance the Collagen acquisition and incurred about $2.2 million in charges related to the early retirement of this loan.

     Income tax expense of $1.4 million and $4.6 million for the first quarter of 2001 and 2000 respectively, both reflect a tax rate of 33%, when excluding the effects of goodwill amortization.

     Net income for the first quarter of 2001 totaled $1.5 million, or $0.07 per diluted share, compared with $8.0 million or $0.34 per diluted share in the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2001, net cash provided by operations was $6.9 million compared to $3.6 million used in operations for the same period in 2000. The Cash used in investing activities of $6.4 million in the first quarter was related primarily to fixed asset expenditures associated with new manufacturing facilities. During this period, cash used by financing activities was $0.5 million and included the repurchase of $6.0 million in common stock and the repayment of $8.0 million of scheduled debt payments, partially offset by an increase of $12.0 million in revolving debt.

     As discussed in the Company's 10-K for the year ended December 31, 2000, through the acquisition of the Company's Collagen subsidiary in 1999, the Company assumed liabilities related to Collagen's Trilucent breast implants. Payments related to Trilucent medical claims were $5.5 million in the first quarter. These amounts were charged to applicable reserves and did not affect the Company's reported earnings.

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

                          PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 4

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Pursuant to a January, 1999 agreement, the Company licensed worldwide rights to market ArthroCare's Coblation(TM) Cosmetic Surgery System and related products using ArthroCare's patented radio frequency ("RF") technology. In October 1999, this agreement was amended. As amended, the Company's license was broadened to include exclusive rights to sell such technology, among others, to all physicians in the fields of dermatology, cosmetic and aesthetic surgery to the extent permitted by the FDA. ArthroCare retained responsibility for manufacturing and product development. Pursuant to the agreement as amended, to preserve its rights of exclusivity, the Company had to make certain minimum purchases and must pay certain minimum royalties following FDA approval of a licensed RF product for general dermatological use for skin resurfacing and wrinkle reduction. The Company did not meet the required minimums for the royalty year ended March 31, 2001, permitting ArthroCare to convert the Company's exclusive licenses into non-exclusive ones. ArthroCare, however, has claimed the right to terminate the licenses entirely. The Company has rejected ArthroCare's position. Under the agreement as amended, ArthroCare is also to supply a microdermabrasion product and an RF liposuction product, FDA approval of which increases the Company's minimum purchase and royalty requirements and obligates the Company to make a prompt stocking order. Management believes these events will not have a material effect on the Company's financial position or results of operations.

     In January, 2001, the Company contracted with a newly-formed affiliate of BioSphere Medical, Inc., BSMD Ventures, Inc. ("BSMD"), for the supply of patented bioengineered microspheres for possible use with the Company's injectable products. Pursuant to that agreement, the Company paid $250,000 in the first quarter and is obligated to make a further payment of $750,000 in May, 2001. The Company would also owe $1 million to BSMD upon the approval by the FDA of Inamed's PMA and an additional $1 million upon FDA approval that the product is durable "in vivo" for a period of at least twelve months. In addition, under the contract, if and when there is an approved product, the Company would be obligated to pay BSMD certain fixed percentages of net sales based on gross margin.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            Form 8-K dated January 17, 2001 -- The Company announced that Ilan Reich had resigned as President and co-Chief Executive Officer and as a member of the Inamed Board of Directors.

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

May 15, 2001

                                          By: /s/ RICHARD G. BABBITT
                                            ------------------------------------
                                            Richard G. Babbitt, Chairman of the
                                              Board of
                                              Directors and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

May 15, 2001