Form 10-Q
period 2001-06-30
INAMED CORP
filed 2001-08-10
CIK 109831

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

FOR THE QUARTER ENDED JUNE 30, 2001               COMMISSION FILE NUMBER: 1-9741

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

                            ------------------------

On August 3, 2001 there were 21,075,513 Shares of the Registrant's Common Stock
                                  Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        This document contains 16 pages.

                      INAMED CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets.................................    3
         Unaudited Consolidated Statements of Income.................    4
         Unaudited Consolidated Statement of Stockholders' Equity....    6
         Unaudited Consolidated Statements of Cash Flows.............    7
         Notes to the Consolidated Financial Statements..............    8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     10
  AND RESULTS OF OPERATIONS..........................................
ITEM 3. MARKET RISK..................................................   12
PART II.  OTHER INFORMATION..........................................   13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.

                      INAMED CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLION'S EXCEPT PER SHARE DATA)

                                                              UNAUDITED
                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 18.0         $ 22.3
  Trade accounts receivable, net of allowances for doubtful
     accounts and returns of $7.1 and $7.1..................     43.0           40.3
  Inventories, net..........................................     38.5           34.8
  Prepaid expenses and other current assets.................      6.4            6.0
  Deferred income taxes.....................................     21.0           18.8
                                                               ------         ------
          Total current assets..............................    126.9          122.2
                                                               ------         ------
Net property and equipment..................................     36.2           26.3
Goodwill -- Collagen, net of amortization of $10.4 and
  $7.5......................................................    152.3          155.2
Patents and license agreements, net of amortization of $2.7
  and $1.0..................................................     46.7           48.5
Investments and other assets................................     29.0           33.7
                                                               ------         ------
Total assets................................................   $391.1         $385.9
                                                               ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt..............................................   $  8.7         $ 11.2
  Accounts payable..........................................     21.7           22.0
  Income taxes payable......................................      8.7            8.8
  Accrued liabilities and other.............................     34.1           29.4
                                                               ------         ------
          Total current liabilities.........................     73.2           71.4
                                                               ------         ------
Long-term debt and capital leases...........................    113.4           98.6
Other Long Term Liabilities.................................     41.8           48.4
Stockholders' equity:
  Common stock, $.01 par value. authorized 50.0 and 25.0
     shares; issued 21.0 and 20.6; outstanding 20.0 and
     20.3...................................................      0.2            0.2
  Additional paid-in capital................................    165.6          161.8
  Accumulated other comprehensive loss......................    (12.5)          (7.8)
  Retained earnings.........................................     33.4           22.1
          Less: Treasury stock, at cost (1.0 and 0.3
            shares).........................................    (24.0)          (8.8)
                                                               ------         ------
          Stockholders' equity..............................    162.7          167.5
                                                               ------         ------
Total liabilities and stockholders' equity..................   $391.1         $385.9
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

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN MILLION'S EXCEPT PER SHARE DATA)

                                                              THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
Net sales...................................................      $62.5           $67.6
Cost of goods sold..........................................       16.5            19.1
                                                                  -----           -----
          Gross profit......................................       46.0            48.5
                                                                  -----           -----
Operating expenses:
  Sales and marketing.......................................       13.6            13.2
  General and administrative................................       11.1            10.3
  Research and development..................................        2.9             2.1
  Amortization of intangibles and other non-cash charges....        2.6             2.4
                                                                  -----           -----
          Total operating expenses..........................       30.2            28.0
          Operating profit..................................       15.8            20.5
                                                                  -----           -----
Other income (expense):
  Net interest expense and debt costs.......................       (2.8)           (1.6)
  Foreign currency transaction gains (losses)...............        0.6             0.4
  Royalty income and other..................................        1.7             1.4
                                                                  -----           -----
Other income (expense):.....................................       (0.5)            0.2
                                                                  -----           -----
Income before income tax expense............................       15.3            20.7
Income tax expense..........................................        5.4             4.5
                                                                  -----           -----
          Net income........................................      $ 9.9           $16.2
                                                                  =====           =====
Net income per share of common stock
  Basic.....................................................      $0.49           $0.79
                                                                  =====           =====
  Diluted...................................................      $0.46           $0.69
                                                                  =====           =====
Weighted average shares outstanding:
  Basic.....................................................       20.2            20.5
                                                                  =====           =====
  Diluted...................................................       21.7            23.3
                                                                  =====           =====

See accompanying notes to consolidated financial statements.

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN MILLION'S EXCEPT PER SHARE DATA)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2001    JUNE 30, 2000
                                                              -------------    -------------
Net sales...................................................     $120.4           $127.9
Cost of goods sold..........................................       31.7             34.8
                                                                 ------           ------
          Gross profit......................................       88.7             93.1
                                                                 ------           ------
Operating expenses:
  Sales and marketing.......................................       26.5             26.4
  General and administrative................................       22.4             22.2
  Research and development..................................        5.8              4.3
  Restructuring expense.....................................        8.3              0.0
  Amortization of intangibles and other non-cash charges....        5.2              4.8
                                                                 ------           ------
          Total operating expenses..........................       68.2             57.7
                                                                 ------           ------
          Operating profit..................................       20.5             35.4
                                                                 ------           ------
Other income (expense):
  Net interest expense and debt costs.......................       (5.5)            (6.1)
  Foreign currency transaction gains (losses)...............        0.4              0.6
  Royalty income and other..................................        2.7              3.4
                                                                 ------           ------
Other income (expense):.....................................       (2.4)            (2.1)
                                                                 ------           ------
Income before income tax expense............................       18.1             33.3
Income tax expense..........................................        6.8              9.1
                                                                 ------           ------
          Net income........................................     $ 11.3           $ 24.2
                                                                 ======           ======
Net income per share of common stock
  Basic.....................................................     $ 0.56           $ 1.19
                                                                 ======           ======
  Diluted...................................................     $ 0.52           $ 1.04
                                                                 ======           ======
Weighted average shares outstanding:
  Basic.....................................................       20.3             20.4
                                                                 ======           ======
  Diluted...................................................       21.8             23.3
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

                      INAMED CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                                  ACCUMULATED
                                                                     OTHER                                     TOTAL
                                   COMMON STOCK     ADDITIONAL   COMPREHENSIVE                             STOCKHOLDERS'
                                  ---------------    PAID-IN        INCOME         RETAINED     TREASURY      EQUITY
                                  SHARES   AMOUNT    CAPITAL        (LOSS)         EARNINGS      STOCK       (DEFICIT)
                                  ------   ------   ----------   -------------   ------------   --------   -------------
BALANCE, DECEMBER 31, 2000......   20.6     $0.2      $161.8        $ (7.8)         $22.1        $ (8.8)      $167.5
Comprehensive income:
  Net income....................                                                     11.3                       11.3
  Translation adjustment........                                      (4.7)                                     (4.7)
  Total comprehensive income....                                                                                 6.6
Repurchase of common stock......                                                                  (15.2)       (15.2)
Compensation expense on
  options.......................                        (0.2)                                                   (0.2)
Tax benefit of option
  exercises.....................                         2.5                                                     2.5
Exercise of stock options and
  warrants......................    0.4                  1.5                                                     1.5
                                   ----     ----      ------        ------          -----        ------       ------
BALANCE, JUNE 30, 2001..........   21.0     $0.2      $165.6        $(12.5)         $33.4        $(24.0)      $162.7
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

                      INAMED CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLION'S)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              2001           2000
                                                              -----         ------
Cash flows from operating activities:
Net income..................................................  $11.3         $ 24.2
Net cash provided by operating activities:
  Depreciation and amortization.............................    7.6            6.7
  Deferred restructuring charges............................    3.2             --
  Non-cash compensation.....................................    0.5            0.8
  Provision (benefits) for doubtful accounts, notes and
    returns.................................................     --           (0.7)
  Changes in assets and liabilities:
    Trade accounts receivable...............................   (2.6)          (2.1)
    Inventories.............................................   (3.7)          (7.2)
    Prepaid expenses and other current assets...............    1.3           (5.9)
    Deferred income taxes...................................    2.3           10.8
    Other assets............................................    2.2            0.3
    Accounts payable........................................   (0.3)           3.4
    Income taxes payable....................................   (0.1)          (1.6)
    Acquisition and integration costs.......................   (0.3)         (11.3)
    Trilucent costs.........................................   (9.0)          (7.3)
    Acquired liabilities and other long term liabilities....    2.8            0.8
    Accrued litigation settlement...........................     --           (2.0)
                                                              -----         ------
         Net cash provided by operating activities..........   15.2            8.9
                                                              -----         ------
Cash flows from investing activities:
  Investment in strategic alliances.........................     --           (3.0)
  Purchase of property and equipment........................  (11.5)          (5.6)
                                                              -----         ------
  Net cash used in investing activities.....................  (11.5)          (8.6)
                                                              -----         ------
Cash flows from financing activities:
  Increases in long-term debt...............................   25.0           83.2
  Principal repayment of notes payable and long-term debt...  (13.5)         (78.3)
  Decrease in deferred grants...............................     --           (0.2)
  Issuance of common stock..................................    1.5            1.6
  Acquisition of treasury shares............................  (16.3)            --
                                                              -----         ------
         Net cash (used in) provided by financing
          activities........................................   (3.3)           6.3
                                                              -----         ------
         Effect of exchange rate changes on cash............   (4.7)          (2.1)
                                                              -----         ------
         Net (decrease) increase in cash and cash
          equivalents.......................................   (4.3)           4.5
Cash and cash equivalents at beginning of period............   22.3           17.5
                                                              -----         ------
Cash and cash equivalents at end of period..................  $18.0         $ 22.0
                                                              -----         ------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $ 3.2         $  9.0
                                                              =====         ======
    Income taxes............................................  $ 4.5         $  3.3
                                                              =====         ======

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                 (IN MILLION'S)

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

The Company

     Inamed Corporation's subsidiaries are organized into three business units (for financial reporting purposes all business units are considered to be one segment): U.S. Plastic Surgery and Aesthetic Medicine (consisting primarily of McGhan Medical Corporation, which develops, manufactures and sells medical devices and components for breast implants and facial aesthetics); BioEnterics Corporation, which develops, manufactures and sells medical devices to the bariatric and general surgery fields; and International (consisting primarily of a manufacturing company based in Ireland -- McGhan Limited -- and sales subsidiaries in various countries, including Germany, Italy, United Kingdom, France, Spain, Australia and Japan, which sells medical devices and components for breast implants and facial aesthetics).

3 -- INVENTORIES

     Inventories are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         --------    ------------
Raw materials..........................................   $ 8.8         $ 7.8
Work in process........................................     7.9           6.0
Finished goods.........................................    23.4          22.4
                                                          -----         -----
                                                           40.1          36.2
Less allowance for obsolescence........................    (1.6)         (1.4)
                                                          -----         -----
                                                          $38.5         $34.8
                                                          =====         =====

4 -- RESTRUCTURING CHARGE

     In the first quarter the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result the Company recognized a restructuring charge of $8.3 million in the first quarter. The restructuring charge is primarily comprised of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office. In the first half of 2001 $4.7 million of the restructuring accrual was paid out. The remaining $3.6 million is included in accrued liabilities and other of $2.6 million and in other long term liabilities of $1.0 million, on the accompanying balance sheet as of June 30, 2001.

                      INAMED CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2001
                                 (IN MILLIONS)

5 -- GOODWILL

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

                                                              THREE MONTHS     THREE MONTHS
                                                              ENDED 6/30/01    ENDED 6/30/00
                                                              -------------    -------------
Net sales...................................................       100%             100%
Gross profit................................................        74               72
Sales and Marketing.........................................        22               20
General and administrative..................................        18               15
Research and development....................................         5                3
Amortization of intangible expenses.........................         4                4
Total operating expenses....................................        48               41
Other income (expense)......................................         4                3
Income before interest & taxes..............................        29               33
Net interest and other financing expense....................         4                2
Income before income taxes..................................        24               31
Net income..................................................        16%              24%

                                                               SIX MONTHS       SIX MONTHS
                                                              ENDED 6/30/01    ENDED 6/30/00
                                                              -------------    -------------
Net sales...................................................       100%             100%
Gross profit................................................        74               73
Sales and Marketing.........................................        22               21
General and administrative..................................        19               17
Research and development....................................         5                3
Restructure Charge..........................................         7               --
Amortization of intangible expenses.........................         4                3
Total operating expenses....................................        57               45
Other income (expense)......................................         3                3
Income before interest & taxes..............................        20               31
Net interest and other financing expense....................         5                5
Income before income taxes..................................        15               26
Net income..................................................         9%              19%

SECOND QUARTER

     Sales for the three months ended June 30, 2001 totaled $62.5 million, down 7% from the $67.6 million for second quarter 2000. Sales were adversely affected by exchange rate changes, by approximately $1.3 million for the quarter. Net sales for the six months ended June 30, 2001 were $120.4 million, reflecting a decrease of

$7.5 million or 6% over net sales for the same period in 2000. This decline was a result of foreign exchange rates, a strong U.S. dollar, weakening economies in Europe and Japan, and the sluggish U.S. economy. The company believes the softer sales both domestically and internationally relates to consumers postponing purchases of discretionary items, such as breast augmentation in U.S. markets and collagen facial injections outside of the U.S.

     Gross margins for the three months ended June 30, 2001 were $46.0 million, reflecting a decrease of $2.5 million or 5% over the same period in 2000. For the three months ended June 30, 2001, gross profit as a percentage of sales was at 74%, reflecting an increase of 2% when compared to the 72% for the same period in 2000. The improved margins are a direct result of the company's on-going cost reduction programs. For the six months ended June 30, 2001 gross margin as a percentage of sales, increased 1% up to 74% from 73% for the same period in 2000.

     Sales and marketing expenses for the three months ended June 30, 2001 were $13.6 million, an increase of $0.4 million over the same period in 2000. Sales and marketing expenses for the six months ended June 30, 2001 were $26.5 million, an increase of $0.1 million over the same period in 2000. As a percentage of sales, marketing expenses were 22% in the three months ended June 30, 2001 compared to 20% for the three months ended June 30, 2000. For the six months ended June 30, 2001 the sales and marketing expenses as a percentage of sales were 22% compared to 21% in the same period in 2000.

     General and administrative expenses for the three months ended June 30, 2001 were $11.1 million, an increase of $0.8 million or 8% from the same period of 2000. This increase is associated with the Lap-Band approval and launch. General and administrative expenses for the six months ended June 30, 2001 were $22.4 million, an increase of $0.2 million from the same period in 2000. As a percentage of sales, general and administrative expenses were 18% in the three months ended June 30, 2001 and 15% in the three months ended June 30, 2000. For the six months ended June 30, 2001 general and administrative expenses were 19% and 17% for the same period ended June 30, 2000.

     Research and development expenses of $2.9 million for the three months ended June 30, 2001 reflected an increase of $0.8 million from the same period in 2000 due to an increase in Reconstructive Technologies, Inc. (RTI) development expenses of $0.5 million and $0.3 million in silicone clinical trials. Research and development expenses of $5.8 million for the six months ended June 30, 2001, were $1.5 million higher than the same period in 2000 due to the increase in Reconstructive Technologies, Inc. (RTI) development expenses of $0.9 million and $0.6 million in silicone clinical trials. As a percentage of sales, research and development costs were 5%, an increase of 2% for the three and six months ended June 30, 2001 as compared to 3% for the same period in 2000.

     Restructuring charge of $8.3 million -- In the first quarter the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result, the Company recognized a restructuring charge of $8.3 million in the first quarter. The restructuring charge is comprised primarily of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office. In the first half of 2001 $4.7 million of the restructuring accrual was paid out. On an earning per share basis, the after tax impact of the restructuring charge was $0.27 per basic share and $0.25 per diluted share for the quarter ended March 31, 2001 and $0.28 per basic share and $0.26 per diluted share for the six months ended June 30, 2001.

     Amortization of intangibles and other non-cash charges for the three months ended June 30, 2001 was $2.6 million and $5.2 million for the six months ended June 30, 2001 reflecting an increase of $0.2 million compared to the three months ended June 30, 2000 and $0.4 million compared to the six months ended June 30, 2000. This increase was primarily due to the addition of $0.6 million of quarterly amortization related to the Medical Products Development, Inc.
(MPDI) patents purchased in the third quarter of 2000 and was offset by the elimination of $0.5 million in quarterly amortization incurred in both the first and second quarter of 2000 related to the Collagen distribution agreements. These agreements were fully amortized in the second quarter of 2000. Other non-cash charges include compensation expense on stock options of $0.3 million per quarter in 2001.

     Other income of $2.3 million was up by $0.5 million for the three months ended June 30, 2001 compared to the prior year primarily due to higher Bard royalty income and an increase in foreign exchange gains. For the six months ended June 30, 2001 other income was $3.1 million reflecting a decrease of $0.9 million over the same period in 2000 due to lower Bard royalties and lower foreign exchange gains. As a percentage of sales, other income and expense was 4%, an increase of 1% for the three month period, whereas the six months ended June 30, 2001 remained flat at 3% as compared to the same period in 2000.

     Income before interest and taxes for the three months ended June 30, 2001 totaled $18.1 million, a decrease of $4.2 million or 19% over income before interest and taxes for the same period in 2000. For the six months ended June 30, 2001 income before interest and taxes totaled $23.6 million, a decrease of $15.8 million or 40% over the six months period ended June 30, 2000. As a percentage of sales, income before interest and taxes was 29%, a decrease of 4% for the three months ended June 30, 2001 as compared to the same period in 2000. For the six months ended June 30, 2001, income before interest and taxes as a percentage of sales was 20% compared to 31% for the same period in 2000.

     Net interest expense was $2.8 million for the three months ended June 30, 2001, reflecting an increase of $1.2 million from $1.6 million for the same period in 2000. In the second quarter of 2000, interest income of $0.6 million was received which reduced net interest expense from $2.2 million to $1.6 million. Whereas interest expense for the six months ended June 30, 2001 was $5.5 million, reflecting a decrease of $0.6 million over the same period in 2000.

     Income tax expense of $5.4 million and $4.5 million for the second quarter of 2001 and 2000 respectively, both reflect an effective tax rate of 35%. In the second quarter of 2000, an income tax refund of $2.8 million was received and reduced tax expense from $7.3 million to $4.5 million. For the six months ended June 30, 2001 the income tax expense was $6.8 million, reflecting a decrease of $2.3 million over the same period in 2000.

     Net income for the second quarter of 2001 totaled $9.9 million, or $0.46 per diluted share, compared with $16.2 million or $0.69 per diluted share in the second quarter of the prior year. Net income for the six months ended June 30, 2001 was $11.3 million, reflecting a $12.9 million decrease over $24.2 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001, net cash provided by operations was $15.2 million compared to $8.9 million used in operations for the same period in 2000. The cash used in investing activities of $11.5 million in the first half of 2001 was related primarily to fixed asset expenditures associated with new manufacturing facilities. During this period, cash used in financing activities was $3.3 million and included the repurchase of $16.3 million in common stock and the repayment of $13.5 million of debt payments, partially offset by an increase of $25.0 million in term debt.

     As discussed in the Company's 10-K for the year ended December 31, 2000, through the acquisition of the Company's Collagen subsidiary in 1999, the Company assumed liabilities related to Collagen's Trilucent breast implants. Payments related to Trilucent medical claims were $9.0 million in the first half of 2001. These amounts were charged to applicable reserves and did not affect the Company's reported earnings.

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

                          PART II.  OTHER INFORMATION

ITEMS 1.  LEGAL PROCEEDINGS

  Patent and License Litigation

     In Inamed Corp. et al. vs. Lubomyr I. Kuzmak, on May 15, 2001, the United States Court of Appeals for the Federal Circuit granted the Company's appeal, reversing an order entered by the United States District Court for the Central District of California dismissing this action for lack of personal jurisdiction, and remanding the case for further proceedings. The District Court has set a scheduling conference for October 2, 2001. The Company continues to believe that, pursuant to a January 24, 2000 letter agreement between counsel for the respective parties, the Company and Dr. Kuzmak agreed to a comprehensive settlement of the California action and related matters. To date, Dr. Kuzmak, through counsel, has disagreed with the Company's position in this regard. Under the January 24, 2000 letter agreement, which contemplated further, executed settlement documentation between the parties, the Company would owe Dr. Kuzmak $400,000 on execution of such documentation, $250,000 within 90 days thereafter, and, given FDA pre-marketing approval of the Lap-Band System(R) on June 5, 2001, $2 million as an advance against royalties for Lap-Bands(R) sold in the United States. Given Dr. Kuzmak's position with respect to the January 24, 2000 letter agreement, however, further litigation may be likely. In the event that a court should determine that the January 24, 2000 letter agreement is unenforceable, the Company would defend this action and any related litigation and/or arbitration vigorously.

     In SADUC v. Collagen Corporation, the evidentiary hearing and final arguments have been conducted and concluded. The parties are awaiting a decision from the arbitral panel.

  Litigation Relating to Medical Device Alliance, Inc.

     Chieftain, LLC vs. Medical Device Alliance, Inc., pending in state court in California, remains stayed. On May 25, 2001, the receiver of Medical Device Alliance, Inc. ("MDA"), filed a first amended complaint in George C. Swarts, et al. vs. Donald K. McGhan, et al., Case No. A408801, pending in District Court, Clark County, Nevada. The pleading purports to assert claims against Inamed for fraud and related theories arising out of Inamed's July, 1998 repayment of approximately $9.9 million, plus interest, advanced to Inamed by an entity controlled by Donald K. McGhan, International Integrated Industries, LLC ("Industries"), in April 1997-January 1998. See Note 12 to the Company's consolidated balance sheet and related financial statements for the years ended December 31, 2000, 1999. After Industries began to lend those monies to the Company, Mr. McGhan represented to the Board of Directors that those funds were derived from personal financial resources. In early 1998, however, in connection with Mr. McGhan's unsuccessful efforts to negotiate a payment schedule for the interest and principal of the loan, Mr. McGhan for the first time advised other directors that approximately two-thirds of the monies lent by Industries to the Company were in fact derived from loans made to Industries by MDA. The Company's Board of Directors has been advised by legal counsel: (a) that the Company has no responsibility whatsoever to the outside investors in MDA for the monies which Mr. McGhan arranged to loan Industries, which in turn were loaned by Industries to the Company, and (b) that Mr. McGhan, as the controlling person of both MDA and Industries at the times those loans were made, is solely responsible to the outside investors in MDA for his actions with respect to those monies.

     The Company has moved to dismiss the Swarts pleading on the grounds inter alia that in August, 2000, the Company and the receiver entered into a definitive settlement of substantially all of the claims alleged in the pleading (the "August, 2000 Putative Settlement"). The MDA receiver has opposed that motion, claiming that the Chieftain plaintiffs were necessary signatories to the August, 2000 Putative Settlement, and the matter is currently before the Nevada state court for determination. If the Court denies the Company's motion, the Company intends to defend this action vigorously. Under the August, 2000 settlement documentation, executed by both the Company and the MDA receiver, Inamed would be obligated to lend MDA between $1.3 and $1.5 million.

     In April 2001, amended complaints were filed in Ahr, et al. vs. Medical Device Alliance, Inc., et al., District Court, Clark County, Nevada, Case No. A400852 and Andrikos, et al. vs. Medical Device Alliance,

Inc., et al., District Court, Clark County, Nevada, Case No. A427315, each purporting to assert claims against Inamed for unjust enrichment and violation of the Nevada Fraudulent Transfer Act. The claims against the Company in these matters, which have been consolidated with the Swarts action, described above, also arise from the $9.9 million loan and/or the repayment thereof. Inamed has answered the operative complaints in these cases, denying their material allegations, and moved to dismiss them by reason of the August, 2000 Putative Settlement. The plaintiffs in these consolidated actions seek unspecified millions of dollars in damages from the Company. If the Court denies the Company's motion to dismiss, the Company intends to defend these actions vigorously.

LITIGATION RELATING TO TRILUCENT IMPLANT

     On June 15, 2001, the United States District Court for the Northern District of California granted the Company's motions to dismiss Rachel Kerr vs. Collagen Aesthetics, Inc., et al. and Sarah Jane Crane vs. Collagen Aesthetics, Inc., et al. on forum non conveniens grounds. Kerr is a putative class action, brought by a U.K. resident, allegedly on behalf of some 9,000 women who received the Trilucent breast implant worldwide. Crane is an individual action, also brought by a U.K. resident. The dismissals are conditioned on the Company's undertaking to submit to jurisdiction in England in the event Crane or Kerr elect to sue there and to pay any resulting English judgment. The Company and its required affiliates have filed the required undertaking. Crane and Kerr have taken appeals from the June 15, 2001 rulings.

     The plaintiff in a parallel proceeding, Karen Elizabeth Campbell vs. Inamed Corporation, et al., Case No. 01-CV-0392 (U.S. Dist. Ct., N.D. Cal.), has stipulated that her claims will be governed by the outcome of the forum non conveniens ruling in Kerr and Crane. The Company and certain affiliates are also parties to Deborah D. Vaernes vs. Inamed Corporation, et al., Case No. 00-CV-4727 (U.S. Dist. Ct., N.D. Cal.), a putative class action brought on behalf of the approximately 165 U.S. and Canadian women who received Trilucent breast implants pursuant to an Investigational Device Exemption granted by the FDA and its Canadian counterpart Vaernes alleges that she suffered personel injuries as a result of these implants. In June, 2001, the Company and its affiliates moved to dismiss some of the claims and some of the defendants. That motion is scheduled to be heard by the Court on August 14, 2001. Even if that motion is granted in full, however, certain claims will remain pending against affiliates of the Company. The Company and its affiliates intend to defend this action vigorously.

  Other Litigation

     In June, 2001, an action known as Vickie Sager and Elizabeth Weichshel vs. Inamed Corporation, et al. was filed against the Company and its McGhan Medical subsidiary in the Superior Court of the State of California for Santa Barbara County, Case No. 01043771. Plaintiffs, who purport to represent a putative class of women who received the McGhan Style 468 shaped implant from approximately 1994 to the summer of 2000, allege that McGhan Medical engaged in unfair and/or fraudulent business practices by representing that the Style 468 provides a more natural and superior appearance after implantation than round implants when, according to the plaintiffs, this is not case. Plaintiffs seek both equitable and restitutionary relief that would require the Company to refund to the plaintiff class the difference in price between the Style 468 implants and less expensive round implants, as well as punitive damages. The Company has not yet responded to the complaint, but intends to defend itself vigorously.

     In May, 2001, a hearing was held and concluded before a panel of arbitrators under the rules of the American Arbitration Association in a matter known as Thomas Pilholksi vs. Inamed Corporation. Pilholski alleges that the Company lacked good grounds to terminate his employment as the Company's Chief Financial Officer in March, 1998 and seeks in excess of one million dollars in compensatory damages (among other things, for the loss of certain stock options and warrants), as well as punitive damages. The Company intends to defend itself vigorously.

ITEMS 2 THROUGH 3.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2001, the Company held its annual stockholders' meeting (the "Meeting"), whereby the stockholders (i) elected six directors; (ii) amended the Company's 2000 Employee Stock Option Plan; (iii) ratified the appointment of Arthur Andersen, LLP as the Company's independent accountants for fiscal year 2001. The vote on such matters was as follows:

1.  ELECTION OF DIRECTORS

                                                              TOTAL VOTE OF       TOTAL VOTE
                                                                  EACH             WITHHELD
                                                                 NOMINEE       FROM EACH NOMINEE
                                                              -------------    -----------------
Richard G. Babbitt..........................................   15,195,093          2,210,914
James E. Bolin..............................................   17,350,918             55,089
Malcolm R. Currie, Ph.D.....................................   17,351,698             54,309
John F. Doyle...............................................   17,351,218             54,789
Mitchell S. Rosenthal, M.D..................................   17,351,718             54,289
David A. Tepper.............................................   17,351,718             54,289

2.  AMENDMENT TO COMPANY'S 2000 EMPLOYEE STOCK OPTION PLAN

For.........................................................  13,462,163
Against.....................................................   3,934,966
Abstaining..................................................       8,878
Broker Non-Votes............................................           0

3. APPOINTMENT OF ARTHUR ANDERSEN, LLP AS THE COMPANY'S INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 2001

For.........................................................  17,320,824
Against.....................................................      77,531
Abstaining..................................................       7,652

ITEM 5.  OTHER INFORMATION

     In May, 2001, the Company entered into an agreement with BSMD Ventures, Inc. ("BSMD") terminating the January, 2001 supply agreement between them. Under the termination agreement, the Company paid $500,000, and obtained a full release of any and all claims by BSMD and its affiliates against the Company and its affiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K dated April 30, 2001 -- The Company announced it's financial results for the first quarter ended March 31, 2001.

     Form 8-K dated May 29, 2001 -- The Company announced it's mid-quarter sales update for the second quarter ending June 30, 2001.

     Form 8-K dated June 6, 2001 -- The Company announced that it's BioEnterics Corp. subsidiary had received Pre-Market Approval clearance by the Food and Drug Administration for the LAP-Band Adjustable Gastric Banding System for the treatment of severe obesity.

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

August 10, 2001

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

August 10, 2001