Form 10-Q
period 2001-09-30
INAMED CORP
filed 2001-11-14
CIK 109831

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2001          COMMISSION FILE NUMBER: 1-9741

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

                            ------------------------

  On November 9, 2001 there were 20,099,151 Shares of the Registrant's Common
                               Stock Outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        This document contains 18 pages.

                      INAMED CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets.................................    3
         Unaudited Consolidated Statements of Income.................    4
         Unaudited Consolidated Statement of Stockholders' Equity....    6
         Unaudited Consolidated Statements of Cash Flows.............    7
         Notes to the Unaudited Consolidated Financial Statements....    8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   11

ITEM 3. MARKET RISK..................................................   13


PART II.  OTHER INFORMATION..........................................   14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.

                      INAMED CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                                UNAUDITED
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 18.0           $ 22.3
  Trade accounts receivable, net of allowances for doubtful
     accounts and returns of $8.0 in 2001 and $7.1 in
     2000...................................................       41.8             40.3
  Inventories, net..........................................       41.6             34.8
  Prepaid expenses and other current assets.................        8.3              6.0
  Deferred income taxes.....................................       20.4             18.8
                                                                 ------           ------
          Total current assets..............................      130.1            122.2
                                                                 ------           ------
Net property and equipment..................................       39.1             26.3
Goodwill -- Collagen, net of accumulated amortization of
  $11.9 in 2001 and $7.5 in 2000............................      151.3            155.2
Patents and license agreements, net of accumulated
  amortization of $3.7 in 2001 and $1.0 in 2000.............       45.6             48.5
Investments and other assets................................       28.6             33.7
                                                                 ------           ------
Total assets................................................     $394.7           $385.9
                                                                 ======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt..............................................     $  6.9           $ 11.2
  Accounts payable..........................................       20.6             22.0
  Income taxes payable......................................        9.1              8.8
  Accrued liabilities and other.............................       31.9             29.4
                                                                 ------           ------
          Total current liabilities.........................       68.5             71.4
                                                                 ------           ------
Long-term debt and capital leases...........................      113.0             98.6
Other long term liabilities.................................       45.5             48.4
Stockholders' equity:
  Common stock, $0.01 par value; authorized, 50.0 and 25.0
     shares; outstanding, 20.1 shares in 2001 and 20.3 in
     2000...................................................        0.2              0.2
  Additional paid-in capital................................      167.1            161.8
  Accumulated other comprehensive loss......................      (12.4)            (7.8)
  Retained earnings.........................................       36.8             22.1
          Less: Treasury stock, at cost, 1.0 shares in 2001
            and 0.3 in 2000.................................      (24.0)            (8.8)
                                                                 ------           ------
          Stockholders' equity..............................      167.7            167.5
                                                                 ------           ------
Total liabilities and stockholders' equity..................     $394.7           $385.9
                                                                 ======           ======

The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS         THREE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
Net sales...................................................        $56.8                $54.4
Cost of goods sold..........................................         16.5                 15.3
                                                                    -----                -----
  Gross profit..............................................         40.3                 39.1
                                                                    -----                -----
Operating expenses:
  Sales and marketing.......................................         12.9                 12.5
  General and administrative................................         10.7                 11.8
  Research and development..................................          3.4                  2.7
  Restructuring.............................................          2.6                  0.0
  Amortization of intangibles and non-cash compensation.....          3.0                  1.8
                                                                    -----                -----
  Total operating expenses..................................         32.6                 28.8

  Operating income..........................................          7.7                 10.3

Other income (expense):
  Net interest and other financing expenses.................         (2.7)                (2.0)
  Foreign currency transaction gain (loss), net.............         (1.0)                 0.5
  Royalty income and other..................................          1.2                  1.8
                                                                    -----                -----
  Total other income (expense)..............................         (2.5)                 0.3
                                                                    -----                -----
Income before income taxes..................................          5.2                 10.6
Income taxes................................................          1.9                  3.0
                                                                    -----                -----
Net income..................................................        $ 3.3                $ 7.6
                                                                    =====                =====
Net income per share of common stock:
  Basic.....................................................        $0.17                $0.37
  Diluted...................................................        $0.16                $0.33
Weighted average shares outstanding:
  Basic.....................................................         20.0                 20.5
  Diluted...................................................         21.4                 23.0

The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
Net sales...................................................       $177.2               $182.3
Cost of goods sold..........................................         48.2                 50.0
                                                                   ------               ------
  Gross profit..............................................        129.0                132.3
                                                                   ------               ------
Operating expenses:
  Sales and marketing.......................................         39.4                 39.0
  General and administrative................................         33.0                 34.1
  Research and development..................................          9.2                  7.0
  Restructuring.............................................         10.9                  0.0
  Amortization of intangibles and non-cash compensation.....          8.2                  6.5
                                                                   ------               ------
  Total operating expenses..................................        100.7                 86.6

  Operating income..........................................         28.3                 45.7

Other income (expense):
  Net interest and other financing expense..................         (8.3)                (8.1)
  Foreign currency transaction gain (loss), net.............         (0.7)                 1.1
  Royalty income and other..................................          4.0                  5.2
                                                                   ------               ------
  Total other income (expense)..............................         (5.0)                (1.8)
                                                                   ------               ------
Income before income taxes..................................         23.3                 43.9
Income taxes................................................          8.6                 12.1
                                                                   ------               ------
Net income..................................................       $ 14.7               $ 31.8
                                                                   ======               ======
Net income per share of common stock:
  Basic.....................................................       $ 0.73               $ 1.56
  Diluted...................................................       $ 0.68               $ 1.38
Weighted average shares outstanding:
  Basic.....................................................         20.2                 20.4
  Diluted...................................................         21.7                 23.1

The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                   (MILLIONS)

                                                                  ACCUMULATED
                                                                     OTHER                                     TOTAL
                                   COMMON STOCK     ADDITIONAL   COMPREHENSIVE                             STOCKHOLDERS'
                                  ---------------    PAID-IN        INCOME         RETAINED     TREASURY      EQUITY
                                  SHARES   AMOUNT    CAPITAL        (LOSS)         EARNINGS      STOCK       (DEFICIT)
                                  ------   ------   ----------   -------------   ------------   --------   -------------
BALANCE, DECEMBER 31, 2000......   20.6     $0.2      $161.8        $ (7.8)         $22.1        $ (8.8)      $167.5
Comprehensive income:
  Net income....................                                                     14.7                       14.7
  Translation adjustment........                                      (1.4)                                     (1.4)
  Unrealized loss on interest
     rate swap agreements.......                                      (3.2)                                     (3.2)
                                                                    ------          -----                     ------
  Total comprehensive income....                                      (4.6)          14.7                       10.1

Repurchase of common stock......                                                                  (15.2)       (15.2)
Compensation expense on
  options.......................                         0.1                                                     0.1
Exercise of stock options and
  warrants......................    0.5                  1.7                                                     1.7
Tax benefit of option
  exercises.....................                         2.5                                                     2.5
Purchase of shares by the
  Employee Stock Purchase
  Plan..........................    0.0                  1.0                                                     1.0
                                   ----     ----      ------        ------          -----        ------       ------
BALANCE, SEPTEMBER 30, 2001.....   21.1     $0.2      $167.1        $(12.4)         $36.8        $(24.0)      $167.7
                                   ====     ====      ======        ======          =====        ======       ======

The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   (MILLIONS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                               2001           2000
                                                              ------         ------
Cash flows from operating activities:
  Net income................................................  $ 14.7         $ 31.8
Non-cash elements included in net income:
  Depreciation and amortization.............................    10.9           10.0
  Restructuring charges.....................................    10.9             --
  Non-cash compensation.....................................     0.8            0.9
Changes in assets and liabilities:
  Trade accounts receivable.................................    (1.4)          (0.4)
  Inventories...............................................    (6.8)         (10.5)
  Prepaid expenses and other assets.........................     1.2            1.3
  Deferred income taxes.....................................     2.8           22.0
  Other assets..............................................     1.6           (0.9)
  Accounts payable..........................................    (1.3)           5.4
  Income taxes payable......................................     0.5           (7.8)
  Acquisition, integration and restructuring................    (6.0)         (12.5)
  Trilucent costs...........................................   (10.2)         (12.4)
  Acquired liabilities and other long term liabilities......     0.6           (7.7)
                                                              ------         ------
  Net cash provided by operating activities.................    18.3           19.2
                                                              ------         ------
Cash flows used in investing activities:
  Purchase of property and equipment........................   (16.8)          (8.3)
                                                              ------         ------
  Cash used in investing activities.........................   (16.8)          (8.3)
                                                              ------         ------
Cash flows (used in) provided by financing activities:
  Increases in long-term debt...............................    25.0           82.5
  Principal repayment of notes payable and long-term debt...   (15.9)         (79.6)
  Issuance of common stock..................................     2.8            1.9
  Acquisition of treasury shares............................   (16.3)          (6.0)
                                                              ------         ------
  Net cash used in financing activities.....................    (4.4)          (1.2)
                                                              ------         ------
Effect of exchange rate changes on cash.....................    (1.4)          (5.6)
Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents......    (4.3)           4.1
  Cash and cash equivalents at beginning of period..........    22.3           17.5
                                                              ------         ------
  Cash and cash equivalents at end of period................  $ 18.0         $ 21.6
                                                              ======         ======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  7.1         $ 11.3
     Income taxes...........................................  $  5.0         $  4.2

The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      INAMED CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (MILLIONS)

1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

The Company

     Inamed Corporation operates in three market areas (for financial reporting purposes, all market areas are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe obesity). The Company's manufacturing locations are in California, Costa Rica, and Ireland; and its administrative support functions are in California and Ireland.

3 -- INVENTORIES

     Inventories are summarized as follows:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2001             2000
                                                    -------------    ------------
Raw materials.....................................      $ 9.3           $ 7.8
Work in process...................................        9.6             6.0
Finished goods....................................       24.8            23.6
                                                        -----           -----
                                                         43.7            37.4
Less: Allowances..................................       (2.1)           (2.6)
                                                        -----           -----
                                                        $41.6           $34.8
                                                        =====           =====

4 -- ACCRUED LIABILITIES AND OTHER

     Accrued liabilities and other included the following balances at September 30, 2001:

Salaries and wages..........................................      9.5
Acquisition and integration costs...........................      7.1
Acquired liabilities........................................      4.2
Other.......................................................     11.1
                                                                -----
Accrued liabilities and other...............................     31.9
                                                                =====

                      INAMED CORPORATION AND SUBSIDIARIES

5 -- RESTRUCTURING CHARGES

     In the first quarter of 2001, the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result, the Company recognized a restructuring charge of $8.3 million in the first quarter. The restructuring charge was primarily comprised of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office.

     In September 2001, the Company recorded additional restructuring charges of $2.6 million. Of this, $2.2 million related to a reduction of 75 positions in conjunction with the consolidation of the Company's wholly owned subsidiaries McGhan Medical Corporation and BioEnterics Corporation into sales and marketing divisions of Inamed and also with the consolidation of other administrative support functions. In addition, $0.4 million was recorded as further costs for the closing of the New York office.

     In the first nine months of 2001, $6.1 million of the restructuring costs were incurred. Of the remaining $4.8 million, $3.4 million is included in accrued liabilities and other and $1.4 million is included in other long term liabilities on the accompanying balance sheet as of September 30, 2001.

6 -- GOODWILL

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

7 -- SALES BY MARKET AREA

     Sales for the three months ended September 30 were:

                                                             2001      2000
                                                            ------    ------
Breast Aesthetics.........................................  $ 32.4    $ 31.5
Facial Aesthetics.........................................    16.4      16.4
Obesity Intervention......................................     6.5       4.4
Other.....................................................     1.5       2.1
                                                            ------    ------
Total Sales...............................................  $ 56.8    $ 54.4
                                                            ======    ======

                      INAMED CORPORATION AND SUBSIDIARIES

     Sales for the nine months ended September 30 were:

                                                             2001      2000
                                                            ------    ------
Breast Aesthetics.........................................  $106.0    $109.4
Facial Aesthetics.........................................    49.1      54.4
Obesity Intervention......................................    17.6      12.4
Other.....................................................     4.5       6.1
                                                            ------    ------
Total Sales...............................................  $177.2    $182.3
                                                            ======    ======

8 -- INTEREST RATE SWAPS

     At September 30, 2001 the Company had two interest rate swap agreements with a financial institution. The purpose of these agreements is to establish a hedge to prevent interest rate fluctuations due to variable rate debt. The Company has designated these derivatives as cash flow hedges and recorded the existing liability and unrecognized losses. The swap agreements fix the rates at
9.96 percent and 9.65 percent on $30 million and $20 million, respectively. Both swaps require monthly interest payments to settle the differences in rates. The Company includes these payments in interest expense. Both swaps terminate in February 2005, unless the financial institution, at their sole discretion, exercises an early termination clause of August 15, 2002 on the $20 million swap. All of the change in value of the derivatives is recorded in other comprehensive income as no ineffectiveness exists. At September 30, 2001 the fair value of the swaps represents a liability of approximately $3.2 million, net of tax, which is included in other long term liabilities in the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition, pricing, and changes in foreign currency exchange rates. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

     Set forth below is a table which shows the individual components of the Company's results of operations as a percentage of net sales for each of the periods indicated.

                                                              THREE MONTHS     THREE MONTHS
                                                              ENDED 9/30/01    ENDED 9/30/00
                                                              -------------    -------------
Net sales...................................................       100%             100%
Gross profit................................................        71               72
Sales and marketing.........................................        23               23
General and administrative..................................        19               22
Research and development....................................         6                5
Restructuring...............................................         5               --
Amortization of intangibles and non-cash compensation.......         5                3
Total operating expenses....................................        57               53
Other income (expense)......................................        (4)              --
Income before income taxes..................................         9               19
Net income..................................................         6%              14%

                                                               NINE MONTHS      NINE MONTHS
                                                              ENDED 9/30/01    ENDED 9/30/00
                                                              -------------    -------------
Net sales...................................................       100%             100%
Gross profit................................................        73               73
Sales and marketing.........................................        22               21
General and administrative..................................        19               19
Research and development....................................         5                4
Restructuring...............................................         6               --
Amortization of intangibles and non-cash compensation.......         5                4
Total operating expenses....................................        57               48
Other income (expense)......................................        (3)              (1)
Income before income taxes..................................        13               24
Net income..................................................         8%              17%

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

     Sales for the three months ended September 30, 2001 totaled $56.8 million, up 4% from the $54.4 million for third quarter 2000. The increase in sales was due primarily to a $2.1 million increase in the Company's obesity intervention business, generated by sales of the Lap-Band(R) System, which was approved by the FDA for sale in the U.S. in June, 2001. Net sales for the nine months ended September 30, 2001 were $177.2 million, reflecting a decrease of $5.1 million or 3% from net sales for the same period in 2000. This decline was primarily due to weak worldwide economic conditions, continued concern about BSE or "mad cow" disease in Europe, and foreign exchange rates. These declines were offset in part by an increase in the Company's obesity intervention sales. The Company expects fiscal 2001 sales of $234 to $240 million.

     Gross profit for the three months ended September 30, 2001 was $40.3 million, reflecting an increase of $1.2 million or 3% over the same period in 2000. For the three months ended September 30, 2001, gross profit as a percentage of sales was 71%, compared to 72% for the same period in 2000. The decline was due primarily to one-time charges incurred by the Company's Fremont facility relating to the start-up of production of the Company's human collagen product, which is currently under review by the FDA. The Company expects the fourth quarter 2001 gross profit margin to be approximately 70%. For the nine months ended September 30, 2001 the gross profit margin was 73%, unchanged from the same period in 2000.

     Sales and marketing expenses for the three months ended September 30, 2001 were $12.9 million, an increase of $0.4 million over the same period in 2000. Sales and marketing expenses for the nine months ended September 30, 2001 were $39.4 million, an increase of $0.4 million over the same period in 2000. These increases were due to costs related to the launch of the Lap-Band(R) System.

     General and administrative expenses for the three months ended September 30, 2001 were $10.7 million, a decrease of $1.1 million or 9% from the same period of 2000. General and administrative expenses for the nine months ended September 30, 2001 were $33.0 million, a decrease of $1.1 million from the same period in 2000. These decreases were primarily due to lower professional fees.

     The Company expects total sales and marketing and general and administrative expenses for the fourth quarter of 2001 to be $24 to $25 million, as investment in the launch of the Lap-Band(R) System accelerates.

     Research and development expenses of $3.4 million for the three months ended September 30, 2001 reflected an increase of $0.7 million from the same period in 2000 primarily due to an increase in Reconstructive Technologies, Inc.
(RTI) development expenses. Research and development expenses of $9.2 million for the nine months ended September 30, 2001, were $2.2 million higher than the same period in 2000 due to an increase in RTI development expenses and costs related to development of human collagen. The Company expects fourth quarter 2001 R&D costs to be similar to the third quarter.

     In the first quarter, the Company announced the resignation of its President and Co-CEO, the planned closing of its New York City office and a reduction in workforce at the Company's McGhan Medical subsidiary in Santa Barbara, California. As a result, the Company recognized a restructuring charge of $8.3 million in the first quarter. The restructuring charge was primarily comprised of severance costs for 5 employees in the New York office and 85 in Santa Barbara, as well as a smaller portion related to lease termination expenses of the Company's New York office. In September 2001, the Company recorded additional restructuring charges of $2.6 million. Of this, $2.2 million related to a reduction of 75 positions in conjunction with the consolidation of the Company's wholly owned subsidiaries McGhan Medical Corporation and BioEnterics Corporation into sales and marketing divisions of Inamed and also with the consolidation of other administrative support functions. In addition, $0.4 million was recorded as further costs from the closing of the New York office. The Company does not expect any further material costs for this restructuring effort.

     Amortization of intangibles and non-cash compensation were $3.0 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, reflecting increases of $1.2 million and $1.7 million compared to the prior year's periods. These increases are primarily due to amortization related to the Medical Products Development, Inc. (MPDI) patents purchased in the third quarter of 2000.

     Net interest and other financing expense was $2.7 million for the three months ended September 30, 2001, an increase of $0.7 million from the same period in 2000. Net interest and other financing expense for the nine months ended September 30, 2001 was $8.3 million, an increase of $0.2 million over the same period in 2000. Higher interest expense in 2001 was caused by higher debt levels. There were non-recurring financing fees of $2.2 million in the first quarter of 2000.

     Royalty income and other for the three months ended September 30, 2001, declined to $1.2 million from $1.8 million in the same period of 2000. Royalty income was $4.0 million and $5.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in royalty income was due to the expiration of certain royalty agreements.

     Income tax expense was $1.9 million and $3.0 million for the third quarter of 2001 and 2000 respectively, reflecting an effective tax rate of 36% for 2001 and 28% for 2000. In the second quarter of 2000, an income tax refund of $2.8 million was received which reduced the effective tax rate for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, net cash provided by operations was $18.3 million compared to $19.2 million for the same period in 2000. The cash used in investing activities of $16.8 million in the first nine months of 2001 was related primarily to fixed asset expenditures associated with new manufacturing facilities. During this period, cash used in financing activities was $4.4 million, which included the repurchase of $16.3 million in common stock and the repayment of $15.9 million of debt payments, partially offset by an increase of $25.0 million in term debt.

     As discussed in the Company's 10-K for the year ended December 31, 2000, through the acquisition of Collagen Aesthetics, Inc. in 1999, the Company assumed liabilities related to Collagen's Trilucent breast implants. Payments related to Trilucent liabilities were $10.2 million in the first nine months of 2001. These amounts were charged to applicable reserves and did not affect the Company's reported earnings.

IMPACT OF INFLATION

     Management believes that inflation has had a negligible effect on operations.

ITEM 3.  MARKET RISK

     The Company conducts operations and/or business in various foreign countries throughout the world. Global and regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws, could impact the Company's financial condition or future results of operations. The Company uses two interest rate swap agreements to hedge against fluctuations in interest rates for a portion of its variable rate debt (see Note 8 to the consolidated financial statements).

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PATENT AND LICENSE LITIGATION

     In Inamed Corp. et al. vs. Lubomyr I. Kuzmak, at an October 2, 2001 scheduling conference, the United States District Court for the Central District of California ordered the parties to participate in a mediation proceeding and bifurcated the proceedings so that the question of the enforceability of a January 24, 2000 settlement letter between counsel for the parties to this action is resolved before any patent-related or other substantive issues are addressed. The mediation is expected to take place in late November, 2001 before a magistrate judge. If the court does not find the January 24, 2000 letter to be an enforceable agreement to settle this action, a trial on the merits could be held as early as 2002. In that event, the Company would defend this action and any related proceedings vigorously.

     In SADUC v. Collagen Corporation, the parties are awaiting a decision from the arbitral panel.

LITIGATION RELATING TO MEDICAL DEVICE ALLIANCE, INC.

     Chieftain, LLC vs. Medical Device Alliance, Inc., pending in state court in California, remains stayed.

     In George C. Swarts, et al. vs. Donald K. McGhan, et al., Case No. A408801, pending in District Court, Clark County, Nevada, on June 12, 2001, co-defendant Wedbush Morgan Securities, Inc. ("WMS"), filed a motion for partial summary judgment against the Company. The motion sought a declaratory judgment that certain shares of the common stock of the Company issued by the Company for the benefit of Medical Device Alliance, Inc. ("MDA") or Donald K. McGhan ("Mr. McGhan") were not subject to certain transfer restrictions. The MDA Receiver joined the WMS motion in part. In a minute order dated September 24, 2001, the court denied the Company's motion to dismiss the Receiver's first amended complaint. In the same order, the court granted the WMS motion in part and denied it in part, ruling that certificates representing 510,604 shares of the Company's common stock are not subject to the transfer restriction. The court denied the WMS motion with respect to other stock certificates, beneficially owned by Mr. McGhan, WMS and/or MDA, representing 455,000 shares of the Company's common stock. In October, 2001, the MDA Receiver moved for reconsideration of the September 24 order and a final order on the same matter, to the extent the court denied summary judgment. The Receiver's first amended complaint alleges causes of action against Inamed for (i) fraud arising out of the repayment by Inamed of approximately $9.9 million in loans; (ii) fraudulent misrepresentation, breach of contract, and intentional interference with prospective economic advantage, and (iii) breach of a co-marketing agreement between McGhan Medical Corporation and a subsidiary of MDA, LySonix Inc.

     On or about August 17, 2001, Mr. McGhan, a co-defendant in this action, as well as in the Ahr and Andrikos actions, discussed below, served a "Crossclaim" against the Company, its former president and co-CEO Ilan K. Reich, U.S. Stock Transfer Corporation, MDA, LySonix Inc., and the MDA Receiver George Swarts. On September 10, 2001, the MDA Receiver moved to dismiss the Crossclaim as against himself, MDA and LySonix. By order dated October 9, 2001, the court dismissed the Crossclaim "in its entirety", against all parties including Inamed and its former President, without prejudice. The Company believes that the "Crossclaim" is without merit. Further, all allegations against the Company appear to be derivative in nature, and the court has already made determinations that would appear to preclude the possibility that Mr. McGhan could pursue these claims on MDA's behalf. However, in the event the Court should permit Mr. McGhan to pursue one or more causes of action alleged in the Crossclaim against the Company, the Company intends to defend itself vigorously.

     The Nevada court has ordered the trial of this action, and the Ahr and Andrikosmatters, described below, to commence in February, 2002. Document production in this and the related matters is underway, and depositions are expected to commence shortly.

     In Ahr, et al. vs. Medical Device Alliance, Inc., et al., District Court, Clark County, in its September 24, 2001 minute order, the court denied the Company's motion to dismiss the third amended complaint against it.

That complaint purports to assert claims against the Company for unjust enrichment and violation of the Nevada Fraudulent Transfer Act in connection with the same transaction being litigated in the Swarts action, described above.

     In Andrikos, et al. vs. Medical Device Alliance, Inc., et al., District Court, Clark County, Nevada, Case No. A427315, District Court, Clark County, in its September 24, 2001 minute order, the court denied the Company's motion to dismiss the amended complaint against it. That complaint purports to assert claims against the Company which are substantially identical to claims alleged against he Company in the Ahr action, described above.

     Together with the Swarts complaint, the Ahr and Andrikos complaints cumulatively seek millions of dollars in damages from the Company. The Company believes that each of these pleadings is without merit and intends to defend itself vigorously. It intends to file answers shortly, denying the material allegations of each.

     In February, 1999, the Company brought suit in U.S. District Court for the District of Nevada, No. CV-S-99-189-DWH, against Mr. McGhan and another former officer of the Company, Michael Farney, on various claims, including breach of fiduciary duty, certain contract related causes of action, and tortious interference with prospective economic advantage. In May, 2000, Mr. McGhan filed counterclaims in this action against the Company for breach of contract, breach of duty of good faith and fair dealing, defamation, and intentional interference with prospective contractual advantage. In August, 2001, the District Court vacated a previously-issued stay and set trial in this action for February, 2002. In October, 2001, the Company filed a motion to continue the trial date in this action until the consolidated actions of Swarts, Ahr and Andrikos are tried. The Company believes the counterclaims are without merit and intends to defend itself vigorously against them.

     In July, 2001, MDA, acting through a board of directors and not the receiver, filed a petition in U.S. Bankruptcy Court for the Central District of California for the reorganization of MDA under Chapter 11 of the U.S. Bankruptcy Code, as amended. In August, 2001, the bankruptcy court granted the MDA Receiver's motion to dismiss that petition.

LITIGATION RELATING TO TRILUCENT IMPLANTS

     On October 1, 2001, the United States District Court for the Northern District of California granted the Company's motions to dismiss Karen Elizabeth Campbell v. Inamed Corporation, et al., Case No. 01-CV-0392, on forum non conveniens grounds, in an order identical to the forum non conveniens order entered in Rachel Kerr vs. Collagen Aesthetics, Inc., et al. and Sarah Jane Crane vs. Collagen Aesthetics, Inc., et al. on forum non conveniens grounds. Like the prior orders, the dismissal in Campbell is conditioned on the Company's undertaking to submit to jurisdiction in England in the event the claimant brings suit there, and the Company and its required affiliates have filed the required undertaking. Ms. Campbell took appeal from this order on October 19, 2001.

     In Deborah D. Vaernes vs. Inamed Corporation, et al., Case No. 00-CV-4727 (U.S. Dist. Ct., N.D. Cal.), a putative class action brought on behalf of the approximately 165 U.S. and Canadian women who received Trilucent breast implants pursuant to an Investigational Device Exemption granted by the FDA and its Canadian counterpart, on August 28, 2001, the Court granted in part and denied in part the motions to dismiss filed by the Company and its affiliates, and granted plaintiff leave to amend her complaint in part. The amended claims are substantially similar to those alleged in the original complaint, although two parties and one theory of liability have been dropped. The Company and its affiliates do not plan a further legal challenge to the pleadings and will answer the amended complaint and assert affirmative defenses on or before November 21, 2001. The Company and its affiliates intend to defend this action vigorously. The court has set a pretrial schedule calling for an early determination of the propriety of certifying the plaintiff's proposed class. The court has also indicated that it intends to limit discovery to issues relevant to class certification until such time as the class certification issue is resolved.

OTHER LITIGATION

     In Vickie Sager and Elizabeth Weichshel vs. Inamed Corporation, et al., pending in the Superior Court of the State of California for Santa Barbara County, Case No. 01043771, on August 14. 2001, plaintiffs filed an amended complaint restating the allegations of the initial complaint and adding a prayer for compensatory and punitive damages. On September 17, 2001, the Company answered the amended complaint, denying all material factual allegations, and asserting various affirmative defenses. On October 22, 2001, the court approved a stipulated order under which any motions on class certification will be heard in May, 2002, and trial, if necessary, will be held in January, 2003. The case is currently in discovery. The Company intends to defend this action vigorously.

     In Thomas Pilholski vs. Inamed Corporation, on October 16, 2001, a panel of three American Arbitration Association arbitrators issued a written decision, holding that in March, 1998 the Company breached an employment agreement between Mr. Pilholski and it, entitling Mr. Pilholski to "severance compensation" under that agreement and his attorney's fees and arbitral costs. The panel also found that Mr. Pilholski's cause of action for violation of Nevada public policy "ha[s] merit" but reserved a ruling on this claim pending "remand" of the case to the parties and their attorneys. The panel denied Mr. Pilholski's claims for defamation, for punitive damages and for damages associated with a warrant to purchase 50,000 shares of the Company's common stock, but upheld his claim as to certain options to purchase up to 60,000 shares of the Company's common stock. The October 16, 2001 decision does not specify the amount to which Mr. Pilholski is entitled on any of the claims that were sustained, leaving those issues to the parties to resolve amicable if they can. The panel has retained jurisdiction to decide any and all such matters if the parties do not resolve them. Under Mr. Pilholski's calculation, if the cause of action for severance compensation is sustained, the Company would owe Mr. Pilholski approximately $675,000 for the wage component of his severance, plus statutory interest from July, 2001. Mr. Pilholski also seeks approximately $75,000 in attorney's fees and arbitral costs and approximately $1 million on his claim for lost options. The Company contends, assuming arguendo Mr. Pilholski is entitled to any damages on the options, which the Company denies, that such damages range from approximately $50,000 to $132,000.

     In August, 2001, the Company initiated an arbitration at the American Arbitration Association against ArthroCare Corporation, alleging that ArthroCare breached and wrongfully terminated a License and Distribution Agreement that granted the Company an exclusive worldwide license to distribute ArthroCare's Coblation and Refinity products in the cosmetic surgery field. The license began in January 1999 and its initial term was ten years. ArthroCare purported to terminate it in March 2001. In its demand, the Company seeks in excess of $7.5 million on claims for damages and/or rescission. On October 10, 2001, ArthroCare denied the material allegations of the Company's demand, and asserted counterclaims, alleging, among other things, that the Company failed to pay certain royalties, failed to make good-faith efforts to sell the products and failed to adequately train its sales staff. ArthroCare seeks unspecified compensatory damages. The Company intends to prosecute its claims and defend against ArthroCare's vigorously. As of September 30, 2001, the Company had approximately $3.1 million of assets, net of reserves, related to the ArthroCare products, primarily consisting of fixed assets, inventories and unamortized license fees.

ITEMS 2 THROUGH 4.

     Not applicable.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K dated July 27,2001 -- The Company filed its press release announcing its financial results for the second quarter ended June 30, 2001.

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.7     Employment agreement with Nicholas L. Teti dated as of July
          23, 2001.

                               INAMED CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INAMED CORPORATION

                                          By: /s/ PAUL R. KIMMEL
                                            ------------------------------------
                                            Paul R. Kimmel, Vice President &
                                              Controller
                                              (Chief Accounting Officer)

November 14, 2001

                                          By: /s/ NICHOLAS L. TETI
                                            ------------------------------------
                                            Nicholas L. Teti, Chief Executive
                                              Officer
                                              (Principal Executive Officer)

November 14, 2001