Form 10-K
period 2001-12-31
INAMED CORP
filed 2002-03-29
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-9741

INAMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0920629 (I.R.S. Employer Identification No.)

5540 Ekwill Street
Santa Barbara, California 93111-2936
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (805) 683-6761

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Exchange on Which Registered NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates as of March 15, 2002 was $424.1 million, based on the closing price on the NASDAQ National Market on that date.

        On March 15, 2002, there were 20,444,850 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than April 30, 2002 pursuant to Regulation 14A.

INAMED CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2001

        This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

PART I

ITEM 1. BUSINESS

        Inamed is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, and the LAP-BAND® and BIB® systems used to treat severe and morbid obesity.

COMPANY HISTORY

        A predecessor company, McGhan Medical Corporation, was incorporated in 1974 and was a manufacturer of silicone products for plastic and reconstructive surgery. In 1977, that business was sold to Minnesota Mining and Manufacturing Company, or 3M. In 1984, a newly formed McGhan Medical Corporation acquired the assets of 3M's silicone implant product line. In 1985, that corporation became a subsidiary of a publicly-held company through a merger with First American Corporation, a Florida corporation. In 1986, First American changed its name to Inamed Corporation. Inamed formed its BioEnterics Corporation subsidiary in 1991, primarily to pursue opportunities in the field of stomach constriction technology. In December 1998, Inamed changed its state of incorporation to Delaware through a reincorporation merger. In September 1999, Inamed completed its acquisition of Collagen Aesthetics, Inc., which was then a publicly-held corporation which manufactured and marketed primarily collagen-based facial implants and other aesthetics products. In 2001, Inamed renamed its McGhan Medical Corporation subsidiary to Inamed Medical Products Corporation, or IMPC, and simplified its structure by consolidating its U.S. operations into this corporation. BioEnterics Corporation continues to exist as a holder of the rights to the BioEnterics products, and it contracts with other Inamed subsidiaries such as IMPC for the manufacture, distribution, and other support of the BioEnterics product line.

PRODUCTS AND PRODUCT CANDIDATES

        Inamed has three main product lines—breast aesthetics, facial aesthetics and obesity intervention.

Breast Aesthetics

        We develop, manufacture, and market a diverse line of breast implants, consisting of a variety of shapes, sizes, and textures. Our breast implants consist of a silicone elastomer shell filled with either saline solution or silicone gel. This shell can consist of either a smooth or textured surface. Inamed markets its breast implants under the trade names McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensional™, and Biocurve™. Our breast implants are available in more than 400 variations to meet customers' preferences and needs.

        Saline-filled breast implants.    We sell saline-filled breast implants in the U.S. and internationally for use in breast augmentation for cosmetic reasons and for reconstructive surgery following mastectomy. The U.S. market is the primary consumer of saline-filled breast implants.

        Silicone gel-filled breast implants.    We sell silicone gel-filled breast implants primarily in Europe, Latin America, Australia, and Asia. More than 90% of our breast implants sold outside the U.S. are silicone-gel filled. Our silicone gel-filled implants are available in the United States under an adjunct study protocol for use in breast reconstruction. In June 2000, we completed the implantation phase of a core clinical study designed to gain U.S. Food and Drug Administration, or FDA, approval for standard silicone gel-filled breast implants and the two-year follow-up portion of the study is expected to be completed by mid-2002. In January 2002, we submitted to the FDA the first of several pre-market approval, or PMA, modules seeking approval of our silicone gel-filled breast implants. PMA modules will continue to be submitted throughout 2002 and we expect to file our final PMA module by the end of the year.

        In September 2000, the FDA approved a feasibility study for our cohesive silicone gel-filled breast implants. In March 2001, we announced that the FDA had approved the expansion of the study to a full-scale clinical study. The cohesive gel implants are currently the leading selling breast implants in Europe.

        Tissue Expanders.    We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and to correct birth defects.

Facial Aesthetics

        We develop, manufacture, and market facial implants designed to improve facial appearance by smoothing wrinkles andscars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm® and Zyplast® and the Hylaform® range of hyaluronic acid-based facial implants. We also sell solid silicone implants.

        Zyderm® and Zyplast®.    Zyderm® and Zyplast® implants are injectable formulations of bovine collagen. Zyderm®implants are formulated especially for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct some kinds of shallow scars. Zyplast® implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Zyderm® and Zyplast® implants require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. In the U.S., the FDA approved the PMA for Zyderm® in 1981 and for Zyplast® in 1985. Zyderm® and Zyplast® were approved for marketing in Europe in 1995.

        Hylaform® Gel.    Hylaform® gel implants are a hyaluronic acid-based injectable product for the treatment of facial wrinkles and scars. The product, licensed from Genzyme Biosurgery and sold in Europe since 1996, does not require a skin test, so patients can be treated immediately.

        In 2001, two new formulations of Hylaform® gel were developed. The new formulations are Hylaform® FineLine, designed especially for people with fine line wrinkles or superficial facial contour defects, and Hylaform® Plus, formulated for treating deeper depressions and more pronounced contour problems such as deeper scars, lines, and furrows. Inamed launched these new Hylaform® gel products in Europe in September 2001 and is the only company that sells a range of both hyaluronic acid-based and collagen-based dermal fillers in Europe. In December 2001, Health Canada's Therapeutic Products Programme, or HCTPP, granted Genzyme Biosurgery a Medical Device License for Hylaform® gel. In January 2002, the HCTPP approved both Hylaform® Plus and Hylaform® FineLine. These approvals allow us to market the entire line of Hylaform® products for cosmetic indications in Canada.

        In January 2001, the FDA granted conditional approval to Genzyme Biosurgery to begin a limited clinical trial with Hylaform® gel. In October 2001, Inamed and Genzyme Biosurgery jointly announced plans to develop the complete Hylaform® line of products in the U.S. Inamed expects to begin clinical studies in the first half of 2002 and hopes to complete them by the end of the year. We intend to aggressively pursue our submission of the PMA for Hylaform® in the U.S. once the trials are completed.

        CosmoDerm™ and CosmoPlast™ Implants. CosmoDerm™ and CosmoPlast™ implants are a line of injectable human skin-cell derived collagen product candidates that Inamed licenses from Advanced Tissue Sciences, Inc. In May 2001, Inamed filed a PMA supplement with the FDA seeking regulatory approval for CosmoDerm™ and CosmoPlast™ in the U.S. In late 2001, the FDA requested that we conduct an additional skin test to supplement the PMA filing. We initiated the additional study requested by the FDA in March 2002 and expect to submit the additional data in mid-2002. We hope to receive FDA approval for CosmoDerm™ and CosmoPlast™ by the end of 2002.

        Botulinum Toxin A.    In December 2001, Inamed and Ipsen Limited signed a letter of intent which provides that Inamed will develop and market Ipsen's Botulinum Toxin A for all cosmetic indications, including wrinkles, in the United States, Canada, and Japan. The product is a sterile, freeze-dried, purified form of Botulinum Toxin A and Inamed will be the exclusive distributor of all current and future formulations. Inamed expects to initiate clinical studies in the first half of 2002. The product is currently marketed in Europe and elsewhere where it competes with other botulinum toxin products such as Botox®.

        Discontinued Products.    As part of a strategic refocusing on core products in 2001, we discontinued selling the Refinity™ skin care line and sold our rights and remaining inventory to Cosmederm Technologies. We also relinquished exclusive marketing rights and ceased active marketing of SoftForm® facial implants and the Refinity™ Coblation® skin resurfacing system. For both of these products, we remain a non-exclusive distributor and are selling down our inventory.

Obesity Intervention

        We develop, manufacture, and market several devices for the treatment of morbid obesity. Our principal product in this market area, the LAP-BAND® Adjustable Gastric Banding System, is designed to provide minimally invasive long-term treatment of morbid obesity and is used as an alternative to gastric bypass surgery or stomach stapling. The LAP-BAND® is an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This slows down the passage of food and makes the patient feel fuller sooner. The LAP-BAND® procedure is adjustable and reversible.

        The LAP-BAND® has achieved widespread acceptance in Europe, as well as Australia, the Middle East, and other countries and regions, with approximately 75,000 units sold since 1993. In June 2001, the LAP-BAND® was approved by the FDA for use in weight reduction for morbidly obese adults who have failed more conservative weight reduction alternatives. Commercial distribution of the LAP-BAND® was initiated in the U.S. in July 2001.

        We also sell the BioEnterics Intragastric Balloon, or BIB®, System, which is a short-term therapy designed for patients who must reduce weight in preparation for surgery or for moderately obese patients in conjunction with a long-term comprehensive diet and exercise program. Currently distributed outside the U.S. only, the BIB® is a silicone elastomer balloon that is filled with saline after insertion into the patient.

        Another product, the BioEnterics Gastric Balloon Suction Catheter, was introduced in the U.S. in June 2001. It contains a durable silicone balloon used by surgeons to facilitate pouch sizing and provide gastric suction during laparoscopic gastric bypass procedures.

Other Products

        Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. We obtained approval from the FDA to market Contigen® in September 1993. C. R. Bard, Inc. licensed from us exclusive worldwide marketing and distribution rights to Contigen®. We also provide other collagen products for use by other medical manufacturers. We manufacture

CoStasis® for Cohesion Technologies, Inc. and Collagraft® and Collagraft® intermediates for NeuColl, Inc.

SALES AND MARKETING

        We sell our products directly and through independent distributors in approximately 70 countries worldwide. We reinforce our sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers. We supplement our marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, we sponsor symposiums and educational programs to familiarize surgeons with the leading techniques and methods of using our products.

        Breast Aesthetics.    In the U.S. and Canada, breast aesthetics products are sold by the McGhan Medical division to plastic and reconstructive surgeons, cosmetic surgeons, facial and oral surgeons, dermatologists, out-patient surgery centers, and hospitals through its staff of sales representatives. In the rest of the world, our breast aesthetics products are sold by the McGhan International division through its staff of sales representatives in the largest European markets. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our breast aesthetics products are sold through a network of distributors. Additionally, we have a direct sales force for facial products in Japan and Australia.

        Facial Aesthetics.    Our facial aesthetics products are sold to plastic and reconstructive surgeons, hospitals and clinics, as well as to dermatologists. The facial aesthetics products are sold in most of the same countries and by the same sales organizations that sell the breast aesthetics products.

        Obesity Intervention.    Our obesity intervention products are sold worldwide by the BioEnterics division to general, laparoscopic, and bariatric surgeons, as well as to hospitals. In the U.S. and Canada, obesity intervention products are sold by a sales force of company-employed representatives and managers. BioEnterics products are widely distributed outside the United States in over 40 countries under the direction of three regionally-based managers.

COMPETITION

Breast Aesthetics

        We compete in the U.S. breast implant market with Mentor Corporation. We are not aware of any other company conducting clinical studies of breast implant products in the U.S. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Eurosilicone, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

        We believe that the principal factors permitting our products to compete effectively are high-quality product consistency, product design, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with our products and brand names, and our ability to identify and develop or license patented products embodying new technologies.

Facial Aesthetics

        Our facial products compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections and gelatin- or cadaver-based collagen products. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Internationally, we compete primarily with Q-Med's Restylene, Restylene Fine Lines, and Perlane. Q-Med is expected to file with the FDA in 2002 for approval to market Restylene in the U.S.

Obesity Intervention

        No gastric bands other than Inamed's are commercially available in the U.S. and we are not aware of any other companies conducting clinical studies of gastric bands. Outside the United States, the LAP-BAND® competes primarily with the Swedish Adjustable Gastric Band (manufactured by Obtech Medical A.G., Switzerland) and the Heliogast Band (manufactured by Helioscopie, S.A., France). The LAP-BAND® also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion.

Other Products

        Contigen® competes with comparable bulking agents and some surgical procedures, including sling procedures, bladder neck suspension, and insertion of bone anchors. CoStasis® competes with other comparable liquid hemostat products and some surgical procedures for use in controlling bleeding during procedures. Collagraft® and Collagraft® intermediates compete with other allograft products and allograft surgical procedures including reconstructive pins, rods, and screws.

PRODUCT DEVELOPMENT

        We have a qualified staff of scientists, engineers, and technicians working on material technology and product design as part of our research and development efforts. Our research and development expense is primarily directed toward supporting the clinical trials of our products. In addition, we are directing our research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the surgical profession.

PATENTS, LICENSES, AND RELATED AGREEMENTS

        We currently own or have exclusive license rights covering approximately 160 patents and patent applications and approximately 90 trademarks and trademark applications throughout the world. Our patents include a U.S. patent on a "Universal Gastric Band", which covers our LAP-BAND®Adjustable Gastric Banding System through 2014, and various patents covering texturing processes for breast implants, including certain rights purchased from Medical Products Development, Inc. which expire in 2010 or later. In November 2001, the appeal board of the European Patent Office approved a patent application covering our LAP-BAND® System and that patent is expected to be issued in 2002. We also hold an exclusive, worldwide, perpetual, fully paid-up license to various patents and patent applications in the fields of human aesthetics products, technologies, and treatments from Cohesion Technologies, Inc. and other patents relating to our breast implant products, tissue expanders, injection ports and valve systems, and other obesity and general surgery products.

        In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of new products. These projects include the following:

  •
  We are the exclusive distributor and licensee for Genzyme Biosurgery's Hylaform® products, including Hylaform® Plus and Hylaform®FineLine, everywhere except the U.S., China, and Hong Kong. We purchase the product from Genzyme Biosurgery and pay a royalty based on sales.

  •
  We have entered into a letter of intent with Genzyme Biosurgery to acquire exclusive U.S. distribution rights for Hylaform® products. The product supply and royalty provisions are similar to the international agreement and Inamed will fund all development work required to obtain FDA approval.

  •
  We have entered into a letter of intent with Ipsen Limited to develop and be the exclusive distributor and licensee for Ipsen's current and any future Botulinum Toxin A products for all cosmetic indications in the U.S., Canada, and Japan.

  •
  We have an agreement with Advanced Tissue Sciences, Inc., or ATS, under which we acquired an exclusive, worldwide license to certain intellectual property for the development and distribution of certain of ATS's human-based, tissue-engineered products for surgical applications. We are actively pursuing development of injectable collagen for the correction of facial wrinkles, to be marketed under the names CosmoDerm™ and CosmoPlast™. Under the terms of this agreement, we purchase bulk material from ATS and conduct clinical studies. Certain milestone payments are due upon receipt of FDA approval and payment of royalties would commence when sales begin.

  •
  We have an agreement with Reconstructive Technologies, Inc., or RTI, under which we acquired an exclusive, worldwide license to certain intellectual property for the development and distribution of a product for the rapid in vivo expansion of human skin following burns or breast cancer surgery. This agreement requires us to reimburse RTI for development expenses up to a funding limit, which has already been reached. We are currently evaluating the direction of this program.

        We are also a party to license agreements allowing other companies to manufacture products using some of our technology in exchange for royalties and other compensation or benefits. Although we believe our patents and patent rights are valuable, our technical knowledge with respect to manufacturing processes, materials, and product design are also valuable. As a condition of employment, we require that all employees execute a confidentiality agreement relating to our proprietary information and intellectual property rights.

MANUFACTURING AND RAW MATERIALS

        Our manufacturing facilities are located in Santa Barbara, Carpinteria and Fremont, California; San José, Costa Rica; and in Arklow, County Wicklow, Ireland.

Breast Aesthetics

        Our breast implant and related tissue expander products are manufactured in our facilities in Santa Barbara, California; San José, Costa Rica; and Arklow, Ireland. In late 2000, we began manufacturing some of our breast implant products in Costa Rica. We manufacture our devices and products in a controlled environment utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.

        Our manufacturing activities for products sold in the U.S. are subject to FDA regulations and guidelines, and these products and their manufacturing procedures are reviewed by the FDA. The quality system at our facilities in Santa Barbara was inspected by the FDA in March and April 2001, as part of our saline-filled breast implant post-PMA inspection, and found to be in compliance with applicable quality system regulations. The quality system at our Costa Rica facility was inspected by the FDA in September 2001, as part of our post-PMA inspection, and found to be in compliance with applicable quality system regulations.

        Our manufacturing activities in Europe are subject to regulatory requirements and periodic inspections by the European notifying body, G-MED. The quality systems in the Arklow, Ireland facility were inspected by G-MED in November 2001. They were re-certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001, and ISO 13485, permitting us to continue to sell our products in the European Community.

        In late 1998, we entered into a strategic alliance with a privately held specialty chemical company, whereby that company has agreed to act as our exclusive supplier of silicone raw materials. This alliance includes favorable long-term pricing and technical support.

Facial Aesthetics

        Zyderm® and Zyplast® implants are manufactured at our Fremont, California facility. We use a patented viral inactivation process for our collagen-based products to ensure both safety and quality. The production processes use readily available chemicals and enzymes and bovine dermis from cows as the source of collagen. Since 1987, the hides have been sourced from a U.S.-located closed herd in an effort to prevent contamination of our collagen-based products. We believe that the supply of raw materials and processing materials for our manufacturing operations can be purchased from other sources. The collagen-based products have refrigerated shelf lives of 36 months. In 2001, we started our manufacturing activities for bioengineered human collagen which is obtained in bulk from ATS and further processed and packaged at our Fremont facility.

        Our manufacturing facility for collagen-based products is subject to regulatory requirements and periodic inspection by regulatory authorities, including the FDA and foreign entities. The quality system at our Fremont facilities was last inspected by the FDA in June 1998, as part of the FDA's normal inspection program, and found to be in compliance with applicable quality system regulations. In addition, these facilities were inspected by TÜV Product Services in March 2001, and were re-certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001 and ISO 13485, permitting Inamed to continue to sell these products in the European Community.

        Hylaform® gel and silicone facial implants are manufactured by third parties. The Refinity™ skin care line, the Refinity™Coblation® skin resurfacing system, and SoftForm® facial implants were also manufactured by third parties; however, we have disposed of the skin care line and have ceased active marketing of Coblation® and SoftForm® and do not intend to purchase more product.

Obesity Intervention

        Our obesity intervention products are manufactured at our facility in Carpinteria, California. In December 1999, during our voluntary participation in an FDA re-engineering feasibility study, the FDA evaluated this facility for compliance with Hazard Analysis Critical Control Points, or HACCP, criteria and found it to be in compliance. In June 2001, we received our FDA approval for the LAP-BAND® in the U.S. The facility was inspected by TÜV Product Services in November 2001 and was certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001 and ISO 13485. In late March 2002, the FDA began an inspection of our Carpinteria facility.

Other Products

        We produce other collagen products at our Fremont, California facility for use by other medical manufacturers. Contigen® is manufactured for C. R. Bard, Inc., CoStasis® for Cohesion Technologies, Inc. and Collagraft® and Collagraft® intermediates are manufactured for NeuColl Inc.

Environmental Compliance

        Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2001. In 2002, we do not expect to incur any material expense to maintain our compliance level.

        Our manufacturing facility in Arklow, Ireland, is regulated by the Irish Environmental Protection Agency, or EPA. The Irish EPA carries out regular checks and monitors compliance with the requirements of the Integrated Pollution Control License, or IPC. Inamed is in compliance with all the requirements of the IPC license except for xylene air emissions, where recent monitoring has shown sporadic emissions exceeding the license limits. An application has been made to the Irish EPA for an increase in the existing IPC license limits. Due to the sporadic nature of the events and the actions taken with the agency, we do not foresee any fines. If the Irish EPA does not license the increased emissions levels, then we may be required to invest in an emission abatement system at an estimated cost of approximately $1 million.

        Our manufacturing facility in Costa Rica is regulated by SETENA (Secretaría Técnica Nacional Ambiental) and the office of the Minister of Health. The Costa Rica facility is in full compliance with all applicable regulations. We do not project to incur any material expense to maintain this compliance level during 2002.

GOVERNMENT REGULATION

        Medical devices and biologics are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies. These regulations, as well as various federal and state laws, govern the manufacturing, labeling, record keeping, clinical testing, and marketing of these products. The majority of our medical device and biologic product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the U.S. and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

Regulation of Medical Devices

        All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance or a PMA in accordance with the Federal Food, Drug, and Cosmetic Act. FDA regulations generally set standards for medical devices, require proof of safety and effectiveness prior to marketing, require safety data and clinical protocol approval prior to evaluation in humans, establish "good manufacturing practices," and permit detailed inspection of manufacturing facilities. These regulations also require reporting of product defects to the FDA and prohibit export of devices that do not comply with FDA regulations, unless the devices comply with established foreign regulations and the FDA and the health agency of the importing country determine export is not contrary to public health. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls to preclude mislabeling or adulteration and require compliance with labeling and other general requirements. Class II devices are subject to special controls and must also comply with general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device. The majority of our products are regulated as Class III medical devices.

        Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and be CE-marked. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these markets. The current regulatory status of our products is discussed in the "Products" section above.

Regulation of Biologics

        Although we do not currently market any biologic products, we expect to seek approval to market biologic products in the future, including Botulinum Toxin A. The FDA approval process for biologic products is a complex process with a number of discrete phases, beginning with laboratory analysis and pre-clinical testing in animals. To begin human testing, an investigational new drug, or IND, application is filed with the FDA. Human clinical testing typically involves three phases. In phase 1, small clinical trials are conducted to determine the safety of the product and the acceptable dose. In phase 2, expanded clinical trials are conducted to assess safety and efficacy of the product. In phase 3, still larger clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. After completing all three phases of human testing, a biologic license application, or BLA, is submitted to the FDA for approval. If the FDA approves the BLA, the product becomes available for marketing. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies to evaluate long-term effects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market.

Regulation of Manufacturing

        As a manufacturer of medical devices or therapeutic products, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect us and our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. In the U.S., our facilities must comply with the FDA's Quality System Regulation requirements for Good Manufacturing Practices. For products sold in Europe, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. The regulatory status of our manufacturing facilities is discussed under "Manufacturing" above.

Other Regulation

        We are subject to federal, state, local, and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals, and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. Inamed seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

        Our present and future business has been and will continue to be subject to various other laws and regulations.

Foreign Corrupt Practices Act

        The U.S. Foreign Corrupt Practices Act, to which Inamed is subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

THIRD PARTY COVERAGE AND REIMBURSEMENT

        Purchases of breast aesthetics products for augmentation and facial aesthetics products are generally not reimbursed by government or private insurance carriers. However, since 1998, U.S. federal law has mandated nationwide insurance coverage of reconstructive surgery following a mastectomy, which includes coverage for breast implants. Outside the U.S., reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country-by-country basis.

        In the U.S., purchases of the LAP-BAND® system to treat morbid obesity are reimbursed in some regions by Medicare. Private insurance coverage currently varies by carrier and geographic location. The Company is pursuing reimbursement with many major carriers and hopes to achiever broader reimbursement coverage for the product in 2002. The older, more established, surgical procedures for obesity treatment, including gastric bypass, are generally reimbursed. Outside the U.S., reimbursement programs vary on a country-by-country basis.

        In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital's overall budget or by the budget for the type of product.

PRODUCT REPLACEMENT PROGRAMS

        We conduct our product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we occasionally receive communications from surgeons or patients with respect to various products claiming the products were defective, lost volume, or have resulted in injury to the patient. In the case of a deflation of our saline-filled breast implant products sold and implanted in the U.S., in most cases our ConfidencePlus™ program provides product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted elsewhere are subject to a similar program, although no surgical expenses are covered. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

GEOGRAPHIC DATA

        A majority of our sales and long-lived assets are primarily in the U.S. and Canada. See Note 17 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).

WORKING CAPITAL

        We maintain significant breast aesthetics consignment inventories, consistent with industry practice. Since a doctor may not be sure of the exact size of breast implant required for implantation and cannot be sure that no accidental damage will occur to an implant, the doctor is likely to order extra quantities and sizes beyond the quantity and size ultimately used in surgery. By carrying a consignment inventory of typical sizes at certain hospitals and other medical offices, we reduce the level of product return subsequent to surgery.

        Otherwise, inventories are managed to a level that permits good customer service. Additionally, there are inventory builds prior to launching new products. Such builds occurred in 2001 for Hylaform® and human collagen. In 2000, the principal such build was Refinity™ Coblation® equipment. In 2000, we also built inventory to improve overall customer service levels.

        Our accounts receivable payment terms are consistent with normal industry practices.

EMPLOYEES

        As of December 31, 2001, we had approximately 990 employees in active service, of which approximately 680 were in the U.S., Canada, and Costa Rica and approximately 310 were at other international operations. Except for employees at our manufacturing facility in Arklow, Ireland, none of our employees are represented by a labor union.

        We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2002. We believe that our current systems and processes are adequate for current needs.

ITEM 2. PROPERTIES

        We lease all of our office, manufacturing, and distribution facilities which are as follows: Carpinteria, California (51,000 square feet), Fremont, California (61,000 square feet), Santa Barbara, California (225,000 square feet), Arklow, County Wicklow, Ireland (63,000 square feet), and San José, Costa Rica (23,000 square feet). The square footage for Santa Barbara, California includes two manufacturing facilities: Ward (120,000 square feet) and Los Carneros (105,000 square feet). In 2001, 46,000 square feet of the Ward space was vacated, as was 3,100 square feet of office space in New York, New York.

        We lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Canada, Australia, France, Germany, Italy, Japan, Spain, and the United Kingdom. We believe our facilities are generally adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        We are a party to various legal proceedings, both in the ordinary course of our activities and otherwise. These proceedings primarily involve claims for bodily injury arising from the use of our products. We are also a defendant in various other legal proceedings, including a patent infringement dispute, a putative class action concerning a discontinued advertising program, and matters arising from the discontinued Trilucent breast implant, including coverage litigation with our Trilucent insurance carriers. These matters are described more fully in Note 21 of the notes to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock has been trading on the NASDAQ National Market under the symbol IMDC since September 30, 1999. From June 11, 1997 to September 29, 1999, our common stock was traded on the OTC Bulletin Board. On March 15, 2002, we had 524 stockholders of record. Our common stock price at the close of business on March 15, 2002 was $28.60 per share.

        The table below sets forth the high and low bid prices of our common stock for the periods indicated. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2000
1st Quarter	$52.25	$31.13
2nd Quarter	$50.00	$34.00
3rd Quarter	$41.38	$27.63
4th Quarter	$33.56	$19.69
2001
1st Quarter	$24.44	$18.25
2nd Quarter	$29.00	$18.25
3rd Quarter	$26.45	$15.91
4th Quarter	$30.50	$16.07

        We have never paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our ability to pay cash dividends is restricted by our credit facility.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years through the period ended December 31, 2001. We completed our acquisition of Collagen Aesthetics, Inc., on September 1, 1999. The results of operations of Collagen Aesthetics, Inc., are included in our operating results from the date of acquisition.

	Years Ended December 31,
	2001	2000	1999(1)		1998		1997
	(millions, except per share data)
Statement of operations data:
Net sales	$238.1	$240.1	$189.3		$131.6		$106.4
Cost of goods sold	67.2	66.4	57.6		48.0		37.7

Gross profit	170.9	173.7	131.7		83.6		68.7

Operating expenses:
Selling, general and administrative	96.6	102.3	74.8		61.1		63.2
Research and development	12.2	9.9	10.3		9.4		8.9
Restructuring charges	12.0	—	—		4.2		—
Amortization of intangible assets and non-cash compensation	11.3	9.3	2.9		0.4		0.2

Total operating expenses	132.1	121.5	88.0		75.1		72.3
Operating income (loss)	38.8	52.2	43.7		8.5		(3.6)
Other income (expense):
Breast implant litigation settlement	—	—	—		—		(28.1)
Net interest and other financing expense	(11.7)	(10.5)	(13.1)		(3.8)		(6.2)
Foreign currency transaction gains (losses)	(0.4)	2.6	0.3		0.7		(1.8)
Royalty income and other	5.0	7.0	1.4		—		—

Total other income (expense)	(7.1)	(0.9)	(11.4)		(3.1)		(36.1)

Income (loss) before income tax expense (benefit)	31.7	51.3	32.3		5.4		(39.7)
Income tax expense (benefit)	10.7	14.3	(6.5	)(2)	(8.4	)(3)	1.9 (4)

Net income (loss) before extraordinary charges	21.0	37.0	38.8		13.8		(41.6)
Extraordinary charges	—	—	—		(1.8)		—

Net income (loss)	$21.0	$37.0	$38.8		$12.0		$(41.6)

Net income (loss) per share of common stock:
Basic	$1.04	$1.81	$2.51		$1.15		$(4.97)
Diluted	$0.97	$1.61	$2.03		$0.92		$(4.97)
Weighted average shares outstanding:
Basic	20.2	20.4	15.5		10.4		8.4
Diluted	21.7	23.0	19.1		14.2		8.4
Balance sheet data:
Working capital (deficiency)	$63.4	$50.8	$42.8		$(1.0)		$6.5
Total assets	400.2	385.9	309.4		80.7		58.8
Total long term debt and capital leases (incl. current portion)	108.6	98.6	77.2		—		8.8
Convertible and other long-term debt, net of current installments	—	—	—		27.8		23.6
Stockholders' equity (deficiency)	174.5	167.7	134.1		(15.6)		(46.7)

(1)
The consolidated financial statements include the operations of Collagen Aesthetics, Inc. from September 1, 1999 to December 31, 1999.

(2)
Includes reversal of $15.5 million allowance on the deferred tax asset.

(3)
Reflects the recognition of an $8.0 million deferred tax asset based on projection of future income.

(4)
Includes a provision of $1.0 million for the conversion of foreign intercompany accounts to equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and equivalents of $34.8 million and $22.3 million at December 31, 2001 and 2000, respectively. The non-U.S. portion of cash and cash equivalents was $24.6 million and $16.7 million at December 31, 2001 and 2000, respectively. Our current plan is not to repatriate funds from foreign operations, which preserves the current tax treatment on foreign profits. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds. Cash provided by operations was $32.6 million and $31.0 million in 2001 and 2000, respectively.

        Capital expenditures, primarily for manufacturing equipment and facilities improvements, totaled $18.6 million in 2001 compared with $12.5 million in 2000. We anticipate spending approximately $15 million to $18 million in 2002 on capital projects.

        In 2001, inventories have grown $9.3 million, primarily to support certain product launches. Besides growth to support the U.S. launch of the LAP-BAND® and the international launch of Hylaform®, inventory at December 31, 2001 included $4.8 of bioengineered human-derived collagen in support of the planned launches of CosmoDerm™ and CosmoPlast™ in 2002.

        In 2001, we borrowed an additional $25.0 million through an amendment to our existing term loan credit facility. As of December 31, 2001, we had $105.6 million outstanding under this facility. Minimal principal payments are due until March 2004 through January 2005 when quarterly payments of approximately $26 million are due. We also have a $25.0 million revolving credit facility which is currently unutilized. The term loan and any advances under the revolving credit facility bear interest at a floating rate equal to one, two, three or six-month LIBOR plus 4.0%. We have interest rate swaps of $30 million and $20 million which lock in fixed interest rates of 9.95% and 9.65%, respectively, until January 2005. The floating rate component of the swap contracts is one-month LIBOR plus 3.0%. At December 31, 2001, the estimated liability value of the swaps was $4.2 million.

        We spent $16.3 million and $7.7 million in 2001 and 2000, respectively, to repurchase our stock. We have no plans to repurchase stock in 2002, and we are restricted from doing so under the current terms of our credit agreement.

        The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality.

        We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that we will be able to obtain sufficient replacement financing to repay the existing term loan. However, we may raise additional capital from time to time.

Euro Currency

        On January 1, 1999, eleven of fifteen member countries of the European Union, or the EU, established fixed conversion rates between their existing currencies and the EU's common currency, the "euro". During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euros or the existing currencies of the EU participants. Euro currency was issued in January 2002, and on June 30, 2002, all national currencies of the EU participant countries will become obsolete.

        We have evaluated the potential impact of the euro on our European operations and the impact of exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on our operations or financial position.

RESULTS OF OPERATIONS

Sales

        Net sales (net of returns, discounts, and allowances), or sales, for 2001 were $238.1 million, a decrease of $2.0 million, or 1%, from 2000. Sales for 2000 were $240.1 million, an increase of $50.8 million, or 27% over 1999. This increase was primarily the result of the acquisition of Collagen Aesthetics, Inc. in late 1999 which added $47.5 million of sales. Foreign exchange effects adversely impacted sales by approximately 2% in 2001 and 3% in 2000. We expect sales to grow at a high single-digit to low double-digit rate in 2002.

        Breast Aesthetics.    In 2001, sales of breast aesthetics were essentially the same as 2000. We believe that sales were negatively impacted by weak worldwide economic conditions which may have caused some customers to postpone elective procedures such as breast augmentation. Foreign exchange negatively impacted sales by approximately 1%. In 2000, sales were $141.0 million, a 1% increase over 1999. In 2002, sales of breast aesthetics are expected to grow at a mid single-digit rate reflecting improving economic conditions, our increased marketing emphasis on breast reconstruction, and the introduction of product line extensions.

        Facial Aesthetics.    In 2001, sales of facial aesthetics were $67.2 million, a decrease of $6.0 million, or 8%, from 2000. Excluding discontinued products, sales of facial aesthetics products in 2001 were $65.5 million, a decrease of 5% from 2000. These decreases are due primarily to weak worldwide economic conditions, and concerns about BSE, or "mad cow" disease, in Europe and Japan. Foreign exchange also negatively impacted sales by approximately 3%. In 2000, sales were $73.2 million, an increase of $43.0 million compared to 1999. This increase was primarily due to the acquisition of Collagen Aesthetics, Inc. In 2002, Inamed expects the facial aesthetics business, excluding discontinued products, to grow at a high single-digit rate, reflecting sales of the expanded Hylaform® line of products, Zyderm® and Zyplast®, and the expected U.S. launch in late 2002 of CosmoDerm™ and CosmoPlast™. In the U.S., Q-Med has filed for FDA approval for its Restylene product, which is currently marketed internationally.

        Obesity Intervention.    In 2001, obesity intervention sales were $24.1 million, an increase of 41% over 2000. The increase in sales was primarily due to the launch of the product in the U.S. following FDA approval in June 2001, as well as continued growth in international sales. Foreign exchange negatively impacted sales by approximately 4%. In 2000, obesity intervention sales were $17.1 million, an increase of 2% due to growth in international sales. In 2002, we expect obesity intervention sales to increase by 50% to 60% due to accelerating growth in the U.S. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the LAP-BAND®.

        Other Products.    Other products sales consist of sales of collagen to other manufacturers.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales was 28%, 28%, and 30% for 2001, 2000 and 1999, respectively. The decrease in 2000 was primarily due to manufacturing efficiencies. In 2002, we expect cost of goods sold to be 28% to 29% and the gross profit margin to be 71% to 72% of sales.

Selling, General, and Administrative (SG&A)

        SG&A expenses in 2001 were $96.6 million, a decrease of $5.7 million, or 6%, from 2000. This decrease was primarily due to lower legal expenses in 2001 and higher expenses incurred in 2000 related to the start-up of the Costa Rica manufacturing facility. SG&A expenses in 2001 included the unfavorable settlement in the MDA matter ($2.5 million), the estimate of an unfavorable outcome in the Pilholski matter ($0.8 million), the favorable settlement of the PEIC matter ($1.2 million), the favorable outcome of the SADUC matter (where the dismissal of SADUC's claim permitted us to release our reserve of $3.0 million), and estimated legal costs relating to these matters ($0.5 million). As a percentage of sales, SG&A expenses declined to 41% in 2001 from 43% in 2000. SG&A expenses in 2000 were $102.3 million, an increase of $27.5 million, or 37%, over 1999. This increase was primarily due to the Collagen Aesthetics, Inc. acquisition. As a percentage of sales, SG&A expenses rose to 43% in 2000 from 40% in 1999. This increase related to several one-time charges, including pre-operating costs for Costa Rica, an increase in the warranty reserve, and higher legal expenses. In 2002, we expect SG&A expenses to be in the range of 39% to 42% of sales, reflecting increased investment in the U.S. launch of the LAP-BAND® System, offset partially by efficiencies arising from the 2001 restructuring.

Research and Development (R&D)

        R&D expenses of $12.2 million for 2001 increased by $2.3 million, or 23%, from 2000 due primarily to an increase in development expense funding for the collaboration with RTI and costs related to the development of human collagen. As a percentage of sales, R&D expenses increased to 5% in 2001 from 4% in 2000. In 2000, R&D expenses were $9.9 million, a decrease of $0.4 million from 1999. As a percentage of sales, R&D expenses declined slightly to 4% from 5%. In 2002, we expect research and development expenses to be within the range of $12.0 to $13.0 million.

Restructuring

        In 2001, we recorded $12.0 million of restructuring charges to reflect costs associated with changing senior management and consolidating facilities and administrative functions. In the first quarter, we announced the resignation of our President and Co-CEO, the planned closing of our New York City office, and a restructuring and reduction in workforce at our Santa Barbara facilities. The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to our new facility in Costa Rica, which began full operation late in 2000, and the anticipated move of Santa Barbara's remaining manufacturing to a new, more efficient local facility. The first quarter charge, $8.3 million, was primarily employee severance costs but included lease termination costs for the New York office. In the third quarter, we announced the consolidation of certain operations of McGhan Medical Corporation and BioEnterics Corporation into sales and marketing divisions of Inamed as well as consolidation of common support functions. The third quarter charge of $2.6 million was comprised of $2.2 million relating to the consolidation and an additional $0.4 million for costs of closing the New York office. In the fourth quarter, we announced that Dr. C. Scott Eschbach, previously President and CEO of McGhan Medical Corporation, would resign. A fourth quarter charge of $1.1 million included severance cost for Dr. Eschbach as well as some further charges for closing the New York office. We do not expect any further material costs for this restructuring effort.

Amortization

        Amortization of intangible assets and non-cash compensation was $11.3 million in 2001, an increase of $2.0 million from the prior year. This increase is due primarily to amortization related to the Medical Products Development, Inc. patents purchased in the third quarter of 2000. Amortization of intangible assets and non-cash compensation was $9.3 million for 2000, compared to $2.9 in 1999. The increase was due to amortization of the goodwill and other intangible assets related to the Collagen Aesthetics, Inc. acquisition. In 2002, in accordance with FAS 142, goodwill and other intangible assets with indefinite lives will no longer be amortized. We expect amortization of intangible assets and non-cash compensation expense in 2002 to be approximately $5 million.

Interest Expense

        Net interest and other financing expense totaled $11.7 million in 2001, an increase of $1.2 million, or 11%, from 2000 due primarily to higher debt levels. Net interest and other financing expense was $10.5 million in 2000, a decrease of $2.6 million or 20% from 1999. Included in the 2000 interest expense is a $2.2 million financing charge related to the retirement of the bridge loan used to finance the acquisition of Collagen Aesthetics, Inc. Included in the 1999 interest expense are charges of $5.2 million to amortize fees paid in connection with the bridge loan and a financing charge of $2.2 million incurred in connection with the funding of the breast implant class action settlement.

Foreign Currency

        Foreign currency loss of $0.4 million in 2001 is compared to a gain of $2.6 million in 2000 and a gain of $0.3 million in 1999. The large 2000 gain was primarily due to a favorable derivative position that Inamed settled in its fourth quarter.

Royalty Income and Other

        Royalty income, net of other expenses, declined to $5.0 million in 2001, from $7.0 million in 2000. This decline resulted from the expiration of certain royalty agreements related to breast implants. Royalty income, net of other income and expenses, increased from $1.4 million in 1999 to $7.0 million in 2000. The increase primarily related to royalties from the acquired Collagen Aesthetics, Inc. business. Other income and expenses included a write-down in our investment in the ArthroCare license and ArthroCare-related inventory ($2.9 million) and the release of excess reserves relating to integrating the international subsidiaries acquired with the purchase of Collagen ($2.9 million).

Income Tax Expense

        Our effective tax rate was 34%, 28%, and (20)% for 2001, 2000, and 1999, respectively. The lower effective tax rate in 2000 relative to 2001 was due to the tax benefit of U.S. federal tax refunds. In 1999, the tax rate benefited from the release of a $7.2 million valuation allowance on our deferred tax assets. In 2002, we expect the tax rate to be in a range of 29% to 31%.

Impact of Inflation

        We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

Critical Accounting Policies

        We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. A complete list of our accounting policies is contained in Note 2 to the notes of the consolidated financial statements.

        Revenue Recognition.    We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

        Inventories.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) convention. Inamed capitalizes inventory costs associated with product candidates prior to regulatory approval, based on management's judgment of probable future commercialization. Inamed could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires Inamed to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Inamed is involved in various litigation matters as a claimant and as a defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimatable. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. Actual results could differ from estimates.

RISKS AND UNCERTAINTIES

        Certain statements contained in this Annual Report on Form 10-K, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," and "should," or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR RESERVES AND INSURANCE COVERAGE.

        We have in the past been, and may in the future be, subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to declare bankruptcy or even cease operations. We also face a substantial risk of product liability claims from our stomach constriction products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

        We have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances. However, one or more product liability claims or recall orders could exceed our insurance coverage. If our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses in excess of our reserves.

Moreover, adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, or on commercially reasonable terms.

        In addition, we continue to incur substantial expenses for our explantation program, regulatory compliance, bodily injury claims, and related matters arising from the discontinued Trilucent breast implants. While we have insurance for some of these expenses, and have also established reserves for them in excess of our insurance program, it is possible that the combined amount of our insurance and reserves may be insufficient to cover all our future Trilucent-related liabilities. In the United Kingdom and Spain, while we have succeeded in negotiating a claims settlement protocol, women are free to "opt out" of this program and to bring individual actions for personal injuries and financial loss. In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. Under agreements with the United Kingdom Medical Devices Agency, we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted by the Trilucent Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than is currently believed. In addition to claims in the U.S., U.K., and Spain, we face Trilucent-related liability in other jurisdictions, including in other countries in the European Community, Argentina, and elsewhere. Although we had reserves at December 31, 2001 of $16.6 million (see Note 21 of the notes to the consolidated financial statements, attached as Exhibit (a)(1)) and unapplied insurance coverage in excess of $15 million to cover bodily injury claims, these reserves and insurance policies may be inadequate to cover all future Trilucent-related contingent liabilities.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

        Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants and collagen-based facial injections, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob, or "mad cow", disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS FOR ANY FISCAL QUARTER MAY DISAPPOINT SECURITIES ANALYSTS AND INVESTORS AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

  •
  changes in demand for our products, which historically has been the highest in the second quarter;

  •
  our ability to meet the demand for our products;

  •
  increased competition;

  •
  the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

  •
  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  •
  changes in pricing policies by us and our competitors;

  •
  the timing of significant orders and shipments;

  •
  regulatory approvals or other regulatory action affecting new or existing products;

  •
  litigation with respect to product liability claims or product recalls; and

  •
  general economic factors.

        As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WILL SUFFER.

        Breast augmentation and reconstruction, and collagen-based implants and injections and other facial aesthetics procedures are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our sales and profitability.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW PRODUCTS AND TECHNOLOGIES, WE MAY EXPERIENCE A DECREASE IN DEMAND FOR OUR PRODUCTS OR OUR PRODUCTS COULD BECOME OBSOLETE.

        The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We are continually engaged in product development and improvement programs to maintain and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

        There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect not to recommend using them for any number of other reasons, including whether our products best meet the particular needs of the individual patient.

        Our products compete with a number of other products manufactured by major medical device companies, and may also compete with new products currently under development by others. If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our revenue may not grow as much as expected or may even decline.

IF CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

        Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  lack of efficacy during the clinical trials;

  •
  unforeseen safety issues;

  •
  slower than expected patient recruitment; and

  •
  government or regulatory delays.

        The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline.

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP PRODUCTS AS ANTICIPATED.

        We have entered into collaborative arrangements with third parties to develop certain products. We cannot assure you that these collaborations will produce successful products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of products from which we could receive future revenues would decline.

        Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

IF OUR INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS OR TECHNOLOGIES, OTHERS COULD COMPLETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

        Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

        In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

IF THIRD PARTIES CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM MARKETING OUR PRODUCTS.

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. At present, we are a defendant in one such matter, originally brought by Dr. Lubomyr I. Kuzmak against Inamed, relating to various patents then held by Dr. Kuzmak in the field of gastric banding. Ethicon Endo-Surgery, Inc. has since taken assignment to these patents and is now a co-defendant and counter-claimant in the litigation. We are prepared to continue to assert our rights vigorously in this matter. (See Note 21 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).) If we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held by Ethicon Endo-Surgery and/or Inamed could owe substantial damages based on its prior sales. If we become involved in any other litigation, interference or other administrative proceedings, we may incur substantial expense and the efforts of our technical and management personnel may be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, may require us to seek licenses from third parties, and/or may restrict or prevent us from manufacturing and selling certain of our products. If we are required to seek licenses from third parties, costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for Hylaform® gel and silicone facial implants. If there is any disruption in the supply of these products, our sales and profitability would be adversely affected.

OUR ABILITY TO SELL BOVINE COLLAGEN-BASED PRODUCTS COULD BE ADVERSELY AFFECTED IF WE EXPERIENCE PROBLEMS WITH THE CLOSED HERD OF DOMESTIC CATTLE FROM WHICH WE DERIVE THESE PRODUCTS.

        We rely on two closed herds of domestic cattle that are kept apart from all other cattle for the production of our bovine collagen-based products. If these herds suffered a significant reduction or became unavailable to us, we would have a limited ability to access a supply of acceptable bovine collagen from a similarly segregated source. A significant reduction in the supply of bovine collagen could have a material adverse effect on our ability to sell bovine collagen-based products.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

        More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture some of our breast implant products in Ireland and, since late 2000, in Costa Rica. Therefore, some of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

  •
  foreign government regulation of medical devices;

  •
  new export license requirements;

  •
  political or economic instability in our target markets;

  •
  trade restrictions;

  •
  changes in tax laws and tariffs;

  •
  inadequate protection of intellectual property rights in some countries;

  •
  managing foreign distributors, manufacturers and staffing; and

  •
  and managing foreign branch offices.

        If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

        Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. In Europe, there is a risk that we may not be successful in meeting the European quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market its current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export its products in the future, and countries to which products are to be exported may not approve them for import.

        Our manufacturing facilities also are subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

        From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        If any national healthcare reform or other legislation or regulations is passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

        We may attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangibles, and the incurrence of large, immediate write-offs.

IF OUR USE OF HAZARDOUS MATERIALS RESULTS IN CONTAMINATION OR INJURY, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

        Our manufacturing and research activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources.

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS BEEN LOW.

        The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

  •
  quarter-to-quarter variations in our operating results;

  •
  the results of testing, technological innovations, or new commercial products by us or our competitors;

  •
  governmental regulations, rules, and orders;

  •
  general conditions in the healthcare, medical device, or plastic surgery industries;

  •
  changes in earnings estimates by securities analysts;

  •
  developments concerning patents or other intellectual property rights; and

  •
  litigation or public concern about the safety of our products.

        Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, and the NASDAQ National Market in particular, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 15, 2002, there were 20.4 million share of our common stock outstanding, with another 2.3 million shares of common stock issuable upon exercise of options issued or available for issuance under our stock option plans. The stock underlying these options has been registered for resale with the SEC, as has the resale of an aggregate of 7.5 million shares of common stock, including approximately 1.2 million shares underlying currently unexercised but in-the-money warrants held by certain investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary our cost of financing and operations.

        Based on our overall interest rate exposure at December 31, 2001, primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2001, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. In 2000, we entered into agreements converting approximately $50.0 million of floating rate to fixed rate debt to hedge interest rate exposures. The fixed rates applicable to our hedges range from 9.65% to 9.95%.

        Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and yen. We face transactional currency exposures that arise when our foreign subsidiaries (or Inamed itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Generally, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at December 31, 2001, a hypothetical 10% change in foreign currency rates would not have a material impact on our balance sheet, sales, net income, or cash flows over a one-year period. From time to time, we enter into agreements to hedge certain foreign currency exposures on commitments. There were no significant open positions at year-end.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 13, 2000, BDO Seidman, LLP, or BDO, which served as our independent certified public accountants for the fiscal year ended December 31, 1999, informed us that it had resigned. Effective April 17, 2000, we engaged Arthur Andersen LLP, or Andersen, as our independent certified public accountants. This engagement was approved by our Board of Directors.

        In a May 3, 2000 letter to the SEC, BDO stated that during its review of our interim statements for the quarter ended June 30, 1999, BDO questioned the impact of the "anti-dilution" provisions in certain officer warrant agreements on the number of shares issuable upon exercise of the options. When BDO and our management were unable to agree as to the intent of the officer warrant agreements, the matter was brought to the attention of our Board of Directors. The Board of Directors resolved the matter to BDO's satisfaction.

        BDO's opinion on our financial statements for the year ended December 31, 1999 was without adverse opinions, disclaimers or qualifications. We authorized BDO to respond to any questions from Andersen relative to the financial statements for the year ended December 31, 1999 and the dispute that resulted in BDO's resignation.

        We have had no disagreements with Andersen regarding applications of accounting rules or any specific transactions.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K

  (a)
  Financial Statements

(a)(1)	Consolidated Financial Statements:
	Reports of Independent Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
	Consolidated Statements of Income for three years ended December 31, 2001	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for three years ended December 31, 2001	F-5
	Consolidated Statements of Cash Flows for three years ended December 31, 2001	F-6
	Notes to Consolidated Financial Statements	F-8
(a)(2)	Consolidated Financial Statement Schedules:
All other schedules are omitted because the required information is not present or is not required.
(a)(3)	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 30, 1998.)
2.2
Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated by reference to Exhibit (c)(1) to Schedule 14D-1 filed by Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)
3.1
Inamed's Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-9741).)
3.2
Inamed's By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-9741).)
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed's Current Report on Form 8-K filed with the Commission on October 15, 1998.)

4.2
Registration Rights Agreement by and between Inamed Corporation and Santa Barbara Bank and Trust, as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.9 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
4.3
Amended and Restated Rights Agreement, dated as of November 16, 1999, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1999.)
4.4
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 1999, by and among Inamed Corporation, Appaloosa Management LP and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1999.)
4.5	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of April 1, 2002, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent.
4.6	Letter Agreement by and between Inamed Corporation and Appaloosa Management LP regarding Rights Agreement.
10.1
Loan Agreement, dated as of September 1, 1999, by and among Inamed Corporation and Inamed Acquisition Corporation, as Borrowers, the Initial Lenders named therein, as Initial Lenders, and Ableco Finance LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on September 15, 1999.)
10.2
Loan Agreement, dated as of February 1, 2000, by and among Inamed Corporation, as Borrower, and the Several Lenders from Time to Time Parties Hereto, First Union National Bank, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, GMAC Commercial Credit, LLC, as Documentation Agent, and Bear Stearns & Co., as Arranger.
10.3
Employment Agreement, dated January 23, 1998, by and between Richard G. Babbitt and Inamed Corporation, and other related agreements. (Incorporated herein by reference to Exhibit 10.1 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1999.)
10.4
Employment Agreement, dated January 22, 1998, by and between Ilan K. Reich and Inamed Corporation, and other related agreements. (Incorporated by reference to Exhibit 10.2 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1999.)
10.5	Warrant for Richard G. Babbitt, dated January 23, 1998.
10.6	Warrant for Nicholas L. Teti, dated July 23, 2001.
10.7	Warrant for Hani Zeini, dated September 28, 2001.
10.8
Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Current Report on Form 8-K filed with the Commission on July 27, 2001.)
10.9	Second Amendment to the Lease by and between AMB Property, LP, and Collagen Corporation dated as of October 27, 1993 for 48340 Milmont Drive, Fremont, California.

10.10	Second Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 8, 1996 for 5540 Ekwill Street, Santa Barbara, California.
10.11	First Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 5, 1996 for 5520 Ekwill Street, Santa Barbara, California.
10.12	Lease Agreement by and between Zona Franca Metropólitana, S.A., and McGhan Medical Corporation dated as of May 13, 1999 for Leased Premises in Barreal de Heredia, within Metro Free Zone, Costa Rica.
10.13	Contract of Operation by and between La Promotora de Comércio Exterior de Costa Rica and McGhan Médico, S.A., dated November 30, 1999.
10.14	Sublease Agreement by and between McGhan Medical Corporation and Agility Communications, Inc. dated as of January 28, 2000 for 600 Ward Drive, Santa Barbara, California.
10.15	Lease by and between Rockber Partners, LLC, and McGhan Medical Corporation dated as of November 16, 1999 for 71 South Los Carneros, Santa Barbara, California.
10.16	Amendment to Lease by and between Ekwill Street, LP and McGhan Medical Corporation dated as of September 1, 2001 for 5511, 5531, 5551, and 5571 Ekwill Street, Santa Barbara, California.
10.17	Sub-Lease by and between the Industrial Development Authority and McGhan Limited dated as of August 29, 1990 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland.
10.18	Agreement to Grant Option to Purchase Premises by and between the Industrial Development Authority and McGhan Limited dated as of August 30, 1991 for Kilbride, County Wicklow, Ireland.
10.19	Lease Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland.
10.20
Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 25, 1994 for the right to surrender that Lease dated September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland.
10.21	Fourth Amendment to Lease by and between Browne Trust Number Two and Inamed Corporation dated as of April 4, 1987 for 1035 Cindy Lane, Carpinteria, California.
10.22	Standard Sublease by and between Q.A.D., Inc and BioEnterics Corporation dated as of February 23, 2000 for 6420 Via Real, Suites 8 & 9, Carpinteria, California.
10.23	Standard Sublease by and between ValueClick, Inc. and BioEnterics Corporation dated as of November 1, 2000 for 6430 Via Real, Carpinteria, California.
10.24	Standard Sublease by and between Q.A.D., Inc. and BioEnterics Corporation dated as of December 21, 1999 for 6430 Via Real, Suites 3, 4 & 5, Carpinteria, California.
10.25
Standard Industrial Lease by and between William D. & Edna J. Wright dba South Coast Business Park and Q.A.D., Inc. dated as of November 30, 1993 for 6430 Via Real, Suites 3 through 8, Carpinteria, California.

10.26	Standard Industrial/Commercial Single-Tenant Lease by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 for 1125 Mark Avenue, Carpinteria, California.
10.27	License Agreement by and between Advanced Tissue Sciences, Inc. and Inamed Corporation dated as of May 10, 1999.
10.28	Addendum to License Agreement by and between Advanced Tissue Sciences, Inc. and Inamed Corporation dated as of September 14, 1999.
10.29	Amendment to License and Distribution Agreement by and between Inamed Corporation and ArthroCare Corporation dated as of January 27, 1999.
10.30	Assignment Agreement by and between Medical Products Development, Inc. and Inamed Corporation dated as of October 16, 2000.
10.31	Inamed Corporation Non-Employee Director's Stock Option Plan.
10.32	Inamed Corporation 1998 Stock Option Plan.
10.33	Inamed Corporation 1999 Director's Stock Election Plan.
10.34	Inamed Corporation 2000 Employee Option Plan.
10.35	Inamed Corporation 2000 Employee Stock Purchase Plan, As Amended, dated as of December 7, 2001.
10.36	Inamed 401(k) Plan.
10.37	McGhan Ltd. Retirement Benefit Scheme (Declaration of Trust) by and between McGhan Limited and Coyle Hamilton Trustees Limited and Patrick Flood dated as of November 29, 1990.
16	Letter from BDO Seidman, LLP to the SEC.
21	Inamed's Subsidiaries.
23.1	Consent of Arthur Andersen LLP.
23.2	Consent of BDO Seidman, LLP.
99.1
Order and Final Judgment Certifying Inamed Settlement Class, Approving Class Settlement, and Dismissing Claims against Inamed and Released Parties dated February 1, 1999. (Incorporated herein by reference to Exhibit 99.1 of Inamed's Financial Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-9741).)
99.2	Letter of Arthur Andersen representation.
(b)
Current Reports on Form 8-K

        No reports were filed on Form 8-K during the fourth quarter, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
By:	/s/ NICHOLAS L. TETI Nicholas L. Teti President & Chief Executive Officer March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD G. BABBITT Richard G. Babbitt	Chairman of the Board of Directors	March 29, 2002
/s/ NICHOLAS L. TETI Nicholas L. Teti	President & Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ PAUL R. KIMMEL Paul R. Kimmel	Vice President & Controller (Principal Financial and Accounting Officer)	March 29, 2002
/s/ JAMES E. BOLIN James E. Bolin	Director	March 29, 2002
/s/ MALCOLM R. CURRIE, PH.D Malcolm R. Currie, Ph.D	Director	March 29, 2002
/s/ JOHN F. DOYLE John F. Doyle	Director	March 29, 2002
/s/ MITCHELL S. ROSENTHAL, M.D. Mitchell S. Rosenthal, M.D.	Director	March 29, 2002
/s/ DAVID A. TEPPER David A. Tepper	Director	March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Inamed Corporation:

        We have audited the accompanying consolidated balance sheets of Inamed Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of Inamed's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
February 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
Inamed Corporation and Subsidiaries:

        We have audited the consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Inamed Corporation and Subsidiaries for the year ended December 31, 1999. We have also audited the schedule listed in the accompanying index for the same period. These financial statements and schedule are the responsibility of Inamed's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Inamed Corporation and Subsidiaries and cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999.

                      BDO Seidman, LLP

New York, New York
January 21, 2000

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2001 and 2000

(millions, except par value)

	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$34.8	$22.3
Trade accounts receivable, net of allowances of $11.1 and $7.1	35.6	40.3
Inventories	44.1	34.8
Prepaid expenses and other current assets	6.9	6.0
Deferred income taxes	14.7	18.8

Total current assets	136.1	122.2

Property and equipment, net	39.4	26.3
Goodwill, net of amortization of $13.5 and $8.4	137.4	142.4
Patents, licenses, and trademarks, net of amortization of $9.3 and $4.7	55.8	62.0
Other intangible assets, net of amortization of $2.2 and $1.7	0.2	0.7
Deferred income taxes	21.8	19.5
Investments	5.7	5.7
Other assets	3.8	7.1

Total assets	$400.2	$385.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term debt and capital leases	$12.4	$11.2
Accounts payable	20.0	22.0
Income taxes payable	9.7	8.8
Accrued liabilities and other	30.6	29.4

Total current liabilities	72.7	71.4

Long-term debt and capital leases, net of current portion	108.6	98.6
Other long term liabilities	44.4	48.2
Commitments and contingencies (see notes 19 and 21)
Stockholders' equity:
Common stock, $0.01 par value; authorized 50.0 and 50.0 shares; issued 21.2 and 20.6 shares; outstanding 20.2 and 20.3 shares for 2001 and 2000, respectively	0.2	0.2
Additional paid-in capital	170.0	161.8
Treasury stock, at cost, 1.0 and 0.3 shares in 2001 and 2000, respectively	(24.0)	(8.8)
Retained earnings	43.3	22.3
Accumulated other comprehensive loss	(15.0)	(7.8)

Stockholders' equity	174.5	167.7

Total liabilities and stockholders' equity	$400.2	$385.9

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2001, 2000, and 1999

(millions, except share and per share data)

	2001	2000	1999
Net sales	$238.1	$240.1	$189.3
Cost of goods sold	67.2	66.4	57.6

Gross profit	170.9	173.7	131.7

Operating expenses:
Selling, general and administrative	96.6	102.3	74.8
Research and development	12.2	9.9	10.3
Restructuring charges	12.0	—	—
Amortization of intangible assets and non-cash compensation	11.3	9.3	2.9

Total operating expenses	132.1	121.5	88.0
Operating income	38.8	52.2	43.7
Other income (expense):
Net interest expense and debt costs	(11.7)	(10.5)	(13.1)
Foreign currency transaction gains (losses)	(0.4)	2.6	0.3
Royalty income and other	5.0	7.0	1.4

Total other expense	(7.1)	(0.9)	(11.4)

Income before income tax expense (benefit)	31.7	51.3	32.3
Income tax expense (benefit)	10.7	14.3	(6.5)

Net income	$21.0	$37.0	$38.8

Net income per share of common stock:
Basic	$1.04	$1.81	$2.51

Diluted	$0.97	$1.61	$2.03

Weighted average shares outstanding:
Basic	20.2	20.4	15.5

Diluted	21.7	23.0	19.1

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For Three Years ended December 31, 2001

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, January 1, 1999	11.0	$0.1	$37.6	$—	$(53.5)	$0.3	$(15.5)

Comprehensive income:
Net income					38.8		38.8
Translation adjustment						(4.3)	(4.3)

Total comprehensive income							34.5
Conversions of debt to equity	1.7	—	10.7				10.7
Equity offering	3.0	—	78.3				78.3
Settlement of litigation	0.4	—	3.0				3.0
Exercise of stock options and warrants	4.1	0.1	23.2				23.3

Balance, December 31, 1999	20.2	0.2	152.8	—	(14.7)	(4.0)	134.3

Comprehensive income:
Net income					37.0		37.0
Translation adjustment						(3.8)	(3.8)

Total comprehensive income							33.2
Stock repurchase	(0.3)			(8.8)			(8.8)
Compensation expense	—	—	1.6				1.6
Employee stock purchase plan	—	—	0.7				0.7
Exercise of stock options and warrants	0.4	—	2.2				2.2
Tax benefit of option exercises			4.5				4.5

Balance, December 31, 2000	20.3	0.2	161.8	(8.8)	22.3	(7.8)	167.7

Comprehensive income:
Net income					21.0		21.0
Translation adjustment						(3.0)	(3.0)
Unrealized loss on interest rate swaps						(4.2)	(4.2)

Total comprehensive income							13.8
Stock repurchase	(0.7)			(15.2)			(15.2)
Compensation expense	—	—	0.4				0.4
Employee stock purchase plan	—	—	0.7				0.7
Exercise of stock options and warrants	0.6	—	4.4				4.4
Tax benefit of option exercises			2.7				2.7

Balance, December 31, 2001	20.2	$0.2	$170.0	$(24.0)	$43.3	$(15.0)	$174.5

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999

(millions)

	2001	2000	1999
Cash flows from operating activities:
Net income	$21.0	$37.0	$38.8
Non-cash elements included in net income:
Depreciation and amortization	15.8	12.3	7.5
Tax benefit from stock option exercises	2.7	4.5	—
Deferred income taxes	1.8	7.3	(4.3)
Non-cash compensation	0.4	1.6	0.2
Loss on disposition of property and equipment	0.1	—	—
Provision (benefits) for doubtful accounts, notes, and returns	4.0	0.7	(0.1)
Changes in assets and liabilities:
Trade accounts receivable	0.7	(0.1)	(8.3)
Inventories	(9.3)	(11.2)	1.4
Prepaid expenses and other current assets	(0.9)	1.3	(2.8)
Other assets	3.1	6.1	(0.6)
Accounts payable	(2.0)	5.2	(2.3)
Income taxes payable	0.9	3.7	—
Accruals and other long-term liabilities	(5.7)	(37.4)	(0.2)

Net cash provided by operating activities	32.6	31.0	29.3

Cash flows used in investing activities:
Purchase of Collagen, net of cash acquired	—	—	(138.0)
Increase in investments	—	(6.0)	(10.0)
Purchase of property and equipment	(18.6)	(12.5)	(6.1)
Other	3.0	—	—

Net cash used in investing activities	(15.6)	(18.5)	(154.1)

Cash flows (used in) provided by financing activities:
Increases in long-term debt	25.0	82.5	155.0
Increases (decreases) in capital leases and notes payable	(0.1)	5.0	—
Principal repayment of notes payable and long-term debt	(15.2)	(85.9)	(120.4)
Issuance of common stock	5.1	2.2	102.4
Redemption of common stock	—	—	(3.0)
Acquistion of treasury shares	(16.3)	(7.7)	—
Other	—	—	0.8

Net cash (used in) provided by financing activities	(1.5)	(3.9)	134.8

Effect of exchange rate changes on cash	(3.0)	(3.8)	(4.3)
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	12.5	4.8	5.7
Cash and cash equivalents at beginning of period	22.3	17.5	11.8

Cash and cash equivalents at end of period	$34.8	$22.3	$17.5

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10.1	$13.5	$12.7

Income taxes	$5.9	$5.2	$1.7

        Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Year ended December 31, 2001. Inamed recognized an income tax benefit of $2.7 related to the exercise of stock options. Inamed also accrued an additional license for $1.4. Furthermore, Inamed entered into an interest rate swap agreement for $50. As of December 31, 2001, the estimated value of the swap liability was approximately $4.2.

  Year ended December 31, 2000. Inamed recognized an income tax benefit of $4.5 related to the exercise of stock options. Inamed also recorded a $28.3 intangible asset as part of the purchase of various patents from Medical Products Development, Inc. and recorded a corresponding amount of debt.

  Year ended December 31, 1999. Inamed issued 1.7 shares of common stock and recorded a corresponding $10.7 reduction of junior secured notes.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(millions)

NOTE 1—DESCRIPTION OF BUSINESS

        Inamed Corporation, a Delaware corporation, and its subsidiaries, or Inamed, is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe and morbid obesity). Our manufacturing locations are in California, Costa Rica, and Ireland; and our administrative support functions are in California and Ireland. We sell through distributors and, in certain countries including the U.S., through our own staff of sales representatives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

        Certain items in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Inamed to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Inamed is involved in various litigation matters as a claimant and as a defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimatable. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. Actual results could differ from estimates.

Cash and Cash Equivalents

        Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with original maturities of three months or less. Inamed maintains balances in highly-qualified financial institutions. In the U.S., these balances at times are in excess of federally insured limits.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The amounts presented for other long-term liabilities also approximate fair value.

Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inamed capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management's judgment of probable future commercialization. Inamed could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

Current Vulnerability Due to Certain Concentrations

        Inamed has limited sources of supply for certain raw materials that are significant to its manufacturing process. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations.

Accounting for Long-Lived Assets

        Inamed accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Inamed does not believe that any such changes have taken place.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets, generally representing the excess of cost over the fair value of net identifiable assets acquired, are stated at cost less accumulated amortization. Amortization expense is computed principally by the straight-line method over the estimated future periods to be benefited (not exceeding 30 years). Patents and licenses are amortized over 3 to 30 years.

Revenue Recognition

        Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

Stock-Based Compensation

        Inamed has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

        Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25," and Emerging Issue Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services," whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statement of income.

Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Foreign Exchange Forward Contracts

        At times, Inamed enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting Inamed's risk that would otherwise result from changes in exchange rates. Gains and losses associated with currency rate changes are recorded in translation gain (loss) in the consolidated statement of income. There were no open contracts at December 31, 2001 or 2000.

Product Warranties

        The provision for product warranty is primarily under Inamed's "ConfidencePlus" program and recorded based on actuarial amounts. Expected future obligations were determined based on the history of product shipments and claims. Expected future obligations were discounted to a current value using a cost of debt averaged over the term of the obligations.

Recent Pronouncements

        In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. Inamed adopted these statements in January 2001. See Note 10, "Interest Rate Swaps," for the impact on Inamed's financial position and results of operations as a result of these statements.

        In June 2001, the FASB issued two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, require all future business combinations to be accounted for using the purchase method, discontinue amortization of goodwill, define when and how intangible assets are amortized, and require an annual impairment test for goodwill. Inamed will adopt these statements in 2002 and is currently reviewing these statements to determine their impact; however, Inamed does not expect the adoption of these statements to have a material impact on its financial position or results of operations, other than ceasing the amortization of intangible assets.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the recognition of asset retirement obligation liabilities at their fair values when incurred. Inamed will adopt this statement in January 2003 and is currently reviewing this statement to determine its impact; however, Inamed does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. Inamed will adopt this statement in January 2002 and is currently reviewing this statement to determine its impact; however, Inamed does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

NOTE 3—BUSINESS COMBINATIONS

        On September 1, 1999, Inamed acquired Collagen Aesthetics, Inc., (Collagen) a designer, developer, manufacturer and marketer of products that treat defective, diseased, traumatized or aging human tissue. The fair value of assets acquired and liabilities assumed was $243.l and $82.6 respectively, which included identifiable intangible assets of $13.9. The principal acquired products, Zyderm® and Zyplast® collagen-based facial implants, are used in aesthetic applications for the correction of scars and facial wrinkles.

        The Collagen acquisition has been accounted for by the purchase method of accounting and accordingly, the results of operations of Collagen since September 1, 1999 have been included in the accompanying consolidated financial statements. The aggregate purchase price for the Collagen acquisition was approximately $160.5, including the cancellation of employee stock options and expenses. Until January 1, 2002, the acquired goodwill was amortized on a straight-line basis over 30 years. The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1999 and 1998 assume the acquisition occurred as of the beginning of January 1, 1998:

	1999	1998
Net sales	$242.5	$206.1
Net income before extraordinary items	29.9	(3.3)
Net income (loss)	29.9	(5.1)
Net income per share of common stock
Basic	$1.76	$(0.40)
Diluted	$1.45	$(0.41)

        Pro forma adjusted net income (loss) per common share may not be indicative of actual results, primarily because the pro forma earnings include historical results of Collagen and do not reflect any cost savings or potential sales erosion that may have resulted from Inamed's related restructuring efforts.

Collagen Acquisition and Related Restructuring

        In connection with the acquisition of Collagen, Inamed assessed and formulated plans to restructure certain operations. These plans included the closure of certain offices and foreign subsidiaries and severance and other employee termination costs. The objective of the plans was to reduce overhead expenses. The accrual of these costs, as well as the legal and other professional fees associated with the acquisition and restructuring plans, were recorded as an increase to goodwill.

        Also in connection with the Collagen acquisition, management provided reserves related to Collagen's Trilucent breast implants. (See Note 21.) The provision represented management's best estimate based on then current information of the most likely costs, and provided for additional anticipated expenses related to ongoing clinical follow-up for multi-year studies in the U.S. and Europe, explantations of the Trilucent implant where required, litigation expenses which may not be covered by insurance, scientific studies, and a patient surveillance program in the U.K.

        During 2000, Inamed finalized the allocation of the Collagen purchase price which increased goodwill by $22.0. Of the $22.0, $19.0 ($31.7 less tax benefits of $12.7) related to the Trilucent breast implants, $2.0 related to acquisition and restructuring costs and the remaining $1.0 related to other assets and liabilities. Additionally, Inamed made payments of $35.1 against these reserves during fiscal 2000. As of year-end 2000, total remaining reserves related to the Collagen acquisition totaled $34.1 and were included in accrued liabilities and other ($12.3) and other long-term liabilities ($21.8) in the accompanying balance sheet as of December 31, 2000.

        During 2001, Inamed released $3.0 of the reserve held for the settlement of the SADUC litigation, released $2.9 of excess reserve relating to integrating the international subsidiaries acquired with Collagen and applied this $2.9 to write down our investment in the ArthroCare license and related inventory, and made payments of $10.4, primarily related to Trilucent. As of December 31, 2001, remaining reserves related to the Collagen acquisition totaled $17.8, which consisted primarily of reserves for Trilucent of $16.6. These Trilucent reserves were included in accrued liabilities and other ($5.0) and other long-term liabilities ($11.6).

NOTE 4—2001 RESTRUCTURING COSTS

        Inamed recorded $12.0 of restructuring costs in 2001. This restructuring was a series of events to change senior management and consolidate facilities. In the first quarter, Inamed announced the resignation of its President and Co-CEO, the planned closing of its New York City office, and a restructuring and reduction in workforce at Inamed's Santa Barbara facilities. The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed's new facility in Costa Rica and the imminent move of Santa Barbara's remaining manufacturing to a new, more efficient local facility. The first quarter charge, $8.3, was primarily employee severance costs and also included lease termination costs for the New York office. In the third quarter, Inamed announced the consolidation of Inamed's separately managed McGhan Medical Corporation and BioEnterics Corporation. Support functions were combined and McGhan Medical and BioEnterics became sales and marketing divisions of Inamed. The third quarter charge of $2.6 was comprised of $2.2 relating to the consolidation and an additional $0.4 related to closing the New York office. In the fourth quarter,

Inamed announced that Dr. C. Scott Eschbach, previously President and CEO of McGhan Medical Corporation, would resign. A fourth quarter charge of $1.1 included severance costs for Dr. Eschbach and further charges for closing the New York office. Of the $12.0 of costs recognized in 2001, $11.2 were severance costs and $0.8 were costs to exit leased facilities. Inamed does not expect any further material charges related to this restructuring effort. As of December 31, 2001, the remaining accrual for restructuring charges was $4.6—$3.8 for severance-related expenditures and $0.8 for expenditures to exit leased facilities.

NOTE 5—NET INCOME PER SHARE  (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. A computation of per share earnings for the three years ended December 31, 2001 are as follows:

	2001		2000		1999
Net Income—Basic and Diluted	$21.0		$37.0		$38.8

Weighted average shares outstanding—Basic	20.2		20.4		15.5
Dilutive effect of stock options and warrants	1.5	(1)	2.6	(1)	3.6	(1)

Weighted average shares outstanding—Diluted	21.7		23.0		19.1
Per share amount
Basic	$1.04		$1.81		$2.51

Diluted	$0.97		$1.61		$2.03

(1)
The calculation excludes 0.8, 0.5, and 0.2 options that are anti-dilutive for the three years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 6—INVENTORIES

        Inventories are summarized as follows:

	2001	2000
Raw materials	$12.5	$7.8
Work in progress	8.5	6.0
Finished goods	23.1	21.0

	$44.1	$34.8

        In 2001, inventories have increased to support certain product launches. Besides growth to support the U.S. launch of the LAP-BAND® and the international launch of Hylaform®, inventory at December 31, 2001 included $4.8 of bioengineered human-derived collagen in support of the planned launches of CosmoDerm™ and CosmoPlast™ in 2002. It is too early to determine the market price of these products. If the market price is not sufficiently high, there may be a requirement to write-down this inventory.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(millions)

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment, at cost, is summarized as follows:

	2001	2000
Machinery and equipment	$31.2	$32.2
Leasehold improvements	34.2	16.0
Gross property and equipment	65.4	48.2
Less: Accumulated depreciation and amortization	(26.0)	(21.9)

Property and equipment, net	$39.4	$26.3

NOTE 8—INVESTMENTS (Share and warrant quantities and per share prices shown as actual, not millions)

      At December 31, 2001 and 2000, Inamed had $5.7 in investments, at cost, in restricted stock. Each position represents less than a 15% ownership of the respective entity.

        One of the investments is a $2.7 investment in the common stock of Advanced Tissue Sciences, Inc. (ATS), a supplier of human collagen. This investment, made in 1999, is comprised of 783,039 shares and 500,000 warrants at exercise prices ranging from $6.31 to $7.75. ATS stock is publicly traded on the NASDAQ National Market under the symbol ATIS. The ATS stock held by Inamed is restricted from sale until late in 2002; as a result, it is carried at cost. The warrants vest over periods from 2000 to 2004. At December 31, 2001, 250,000 warrants had vested. At December 31, 2001, the market value of the stock and vested warrants was $3.4, which was in excess of their cost.

        Inamed also has a $3.0 investment in the common stock of Reconstructive Technologies, Inc. (RTI), which has performed research and development work for Inamed in the area of autologous tissue generation. This investment was made in 2000. RTI stock is not publicly traded. Inamed is currently evaluating the direction of this program.

NOTE 9—ACCRUED LIABILITIES AND OTHER

	2001	2000
Salaries, wages, and payroll taxes	$6.3	$9.1
Acquisition and restructuring costs	4.5	7.0
Royalties payable	2.0	1.3
Trilucent liability, current	5.0	4.6
Accrued legal and settlement expense	4.9	0.1
Other	7.9	7.3

Total accrued liabilities and other	$30.6	$29.4

NOTE 10—INTEREST RATE SWAPS

      At December 31, 2001 Inamed had two interest rate swap agreements with a financial institution. The purpose of these agreements is to establish a hedge to prevent interest rate fluctuations due to variable rate debt. Inamed has designated these derivatives as cash flow hedges and recorded the existing liability and unrecognized losses. The swap agreements fix the rates at 9.95% and 9.65% on notional values of $30 and $20, respectively. Both swaps require monthly interest payments to settle the differences in their fixed rates compared to one month LIBOR plus 3.0%. Inamed includes these payments in interest expense. Both swaps terminate in February 2005, unless the financial institution, at their sole discretion, exercises an early termination clause in August 2002 on the $20 swap. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists. At December 31, 2001 the fair value of the swaps represented a liability of approximately $4.2, net of tax, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 11—LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt consisted of the following amounts:

	2001	2000
Variable 6-month LIBOR plus 4% note, final maturity in January 2005	$105.6	$81.7
Variable % Revolver, maturing January 2005	—	5.0
6% MPDI Note, final maturity in December 2003	15.0	22.6
Other notes payable and capital lease obligation	0.4	0.5

	121.0	109.8
Less: Current maturities	(12.4)	(11.2)

Long-term debt	$108.6	$98.6

        Inamed has a five-year, $107.5 term loan facility, which matures in January 2005. Borrowings under the loan bear interest at a rate equal to either the one, two, three or six-month London Interbank Offered Rate ("LIBOR") plus 4.0%. The interest rate as of December 31, 2001 was approximately 7.0%. The long-term facility is secured by substantially all of the Company's assets and requires the

Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio. In addition, the loan facility places limitations on the Company's capital expenditures and its ability to repurchase its stock and declare dividends. As of December 31, 2001, the Company was in compliance with these covenants. During the third quarter of fiscal 2000, Inamed amended this term loan to allow for the purchase of common stock not to exceed $25 between August 21, 2000 and January 1, 2005. As of December 31, 2001 the accumulated purchase of common stock was $24. Due to covenant restrictions, Inamed cannot acquire any additional shares of the Company's common stock at this time.

        In February 2000, Inamed entered into an arrangement with a financial institution for borrowing up to $25.0 at an interest rate of one-month LIBOR, plus 4.0%. The credit arrangement expires in January 2005. As of December 31, 2001 and 2000, the outstanding balances were $0.0 and $5.0, respectively.

        Inamed has entered into a $29.7 note agreement to purchase various texturing patents from Medical Products Development, Inc. (MPDI). This note bears 6.0% interest and it matures in 2003.

        In 1998, Inamed entered into a lease agreement to lease equipment. The lease has a imputed interest rate of 8.5% and matures in September 2003. The lease is collateralized by the leased equipment.

        As of December 31, 2001, Inamed had $3.1 of unamortized financing costs recorded in other assets. These costs are to be amortized ratably over the life of the term notes. These notes mature on January 1, 2005.

        Net interest and other financing expenses for 2000 include $2.2 incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition. Interest expense for 2001, 2000, and 1999 was $12.3, $12.0, and $13.9, respectively.

        The aggregate maturities required on long-term debt at December 31, 2001 are as follows:

2002	$12.4
2003	5.1
2004	77.6
2005	25.9

$121.0

NOTE 12—INCOME TAXES

        The provision (benefit) for income taxes is summarized as follows:

	2001	2000	1999
Current
Federal	$2.8	$(0.3)	$—
State and local	0.7	0.9	—
Foreign	4.7	4.9	2.4

	$8.2	$5.5	$2.4

Deferred
Federal	$2.4	$6.7	$(7.6)
State and local	0.1	1.1	(1.3)
Foreign	—	1.0	—

	2.5	8.8	(8.9)

Total Provision for Income Taxes	$10.7	$14.3	$(6.5)

        The domestic and foreign components of income before income taxes were $9.1 and $22.7, respectively, for the year ended December 31, 2001, and $31.0 and $20.3, respectively, for the year ended December 31, 2000, and $14.6 and $17.7, respectively, for the year ended December 31,1999.

        The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rate due to the following:

	2001	2000	1999
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.6	2.8	6.0
Amortization of goodwill	6.0	3.8	2.2
Benefit of lower foreign tax brackets	(10.0)	(2.0)	(14.6)
Benefit of federal tax refunds	—	(8.6)	—
Detriment (benefit) of Foreign Sales Corporation	2.2	(2.5)	—
Tax credits	(1.6)	(1.2)	—
Other	0.5	0.6	—
Change in valuation allowance	—	—	(48.7)

Provision for income taxes	33.7%	27.9%	(20.1)%

        The principal items that comprise Inamed's net deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets
Other allowances	$3.3	$3.3
Accrued liabilities	19.6	18.9
Depreciable and amortizable assets	1.3	4.6
Net operating losses and credits	16.1	14.2
Other deferred costs	0.3	1.8
Uniform capitalization adjustment	1.3	1.2

Total deferred tax assets	$41.9	$44.0

Deferred tax liabilities
Unrealized foreign currency gains	$(0.9)	$(0.8)
License agreements	(4.5)	(4.9)

Total deferred tax liabilities	$(5.4)	$(5.7)

Net deferred tax asset	$36.5	$38.3

        No provision has been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to Inamed or a U.S. affiliate, or if Inamed should sell the stock of its foreign subsidiaries. The cumulative amount of reinvested earnings was approximately $31.0 as of December 31, 2001.

        For federal income tax purposes, Inamed currently has federal net operating losses carryforward of approximately $27.0. These net operating losses begin to expire in 2019. Inamed also has federal tax credit carryforwards of approximately $4.3 that will expire in various years beginning in 2008.

        For state income tax purposes, Inamed has net operating losses of approximately $22.0 with a corresponding tax benefit of about $1.0. In addition, Inamed has state tax credit carryforwards of approximately $2.5.

        Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of any net operating loss or credit carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

NOTE 13—STOCKHOLDERS' EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options and Warrants

        Inamed has adopted several stock option plans and issued both standalone stock options and warrants. At December 31, 2001, under the terms of all director, officer and employee stock option plans, 237,503 shares of common stock were available for grant.

        In 1993, Inamed adopted a Non-Employee Director Stock Option Plan (the 1993 Plan) which authorized Inamed to issue up to 150,000 shares of common stock to directors who are not employees of or consultants to Inamed and who are thus not eligible to receive stock option grants under Inamed's other stock option plans. Pursuant to the 1993 Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date of his or her initial appointment or election as a director, and an option to purchase an additional 5,000 shares of common stock on each anniversary of his or her initial grant date providing he or she is still serving as a director. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest in full one year from grant date. In 2001, 2000, and 1999, options to purchase 25,000, 25,000, and 30,000 shares, respectively, were issued under the 1993 Plan. At December 31, 2001 there were 35,000 options available for future grant under the 1993 Plan.

        In 1998, Inamed adopted a non-qualified stock option plan (the 1998 Plan). Under the terms of the 1998 Plan, 450,000 shares of common stock were reserved for issuance to key employees. The options are exercisable for ten years after the option grant date and vest ratably over three years. No options were granted in 2001, 2000, or 1999 under the 1998 Plan. At December 31, 2001, there were 71,670 options available for future grant under the 1998 Plan.

        In 1999, Inamed adopted a non-qualified stock option program (the 1999 Program). Under the terms of the 1999 Program, 900,000 shares of common stock were reserved for issuance to key employees. In 1999, options to purchase 900,000 shares of common stock were granted to 21 officers of Inamed. 100,000 of these shares had intrinsic value of $0.2 million at the date of grant; thus, a $0.2 million compensation charge was recorded. The 900,000 options were issued at exercise prices of $15.50 (382,832 options), $20.00 (283,334 options), and $24.75 (233,834 options). The options are exercisable for ten years after the option grant date and vest ratably over three years. In 2001, options on 73,832 shares issued under this Program were exercised. As of December 31, 2001, no options are available for grant under this Program. In addition in 2001, 75,165 of these options were exercised and 268,334 were cancelled.

        During the year ended December 31, 2001, Inamed granted options to purchase 25,000 shares to a consultant at an exercise price of $19.66 per share, a fair market value of $331,000, and an expiration date of November 2004. The Company accounted for the options under the variable method of accounting This resulted in non-cash compensation expense of $55,000 using an option-pricing model calculated as the services were rendered.

        In 2000, Inamed adopted the 2000 Employee Stock Option Plan. As amended in 2001, the 2000 Option Plan authorizes the issuance of a maximum of 775,000 shares of Inamed's Common Stock pursuant to the exercise of options granted thereunder. In general, options issued under the 2000 Option Plan vest ratably, one-third per year on the first, second, and third anniversaries of their issuance. In 2000, Inamed issued 505,000 options under this Plan, substantially all of which are exercisable at $40.94 per share. In 2001, Inamed issued 249,167 options under this Plan, at exercise prices of $19.20 to $25.92 per share. During 2001, no options were exercised and 157,000 options were cancelled, of which 147,000 were reissued. At December 31, 2001, there were 130,833 options available for future grants.

Executive Standalone Stock Options

        As of December 31, 2000, Inamed had 422,500 standalone stock options outstanding and exercisable. The exercise prices on these options range from $3.53 to $12.50.

        In 2001, Inamed granted a standalone option on 300,000 shares of common stock to an executive, exercisable at the closing price of Inamed's stock on July 9, 2001. Of these options, 200,000 vest ratably on the first, second and third anniversaries of the grant date and 100,000 vest on the third anniversary of the grant or upon attainment of certain performance criteria, if earlier. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        In 2001, Inamed also granted a standalone option on 100,000 shares to another executive, exercisable at the closing price of Inamed stock on September 28, 2001. These options vest ratably on the first, second, and third anniversaries of the grant date.

Director Stock Election Plan

        In 1999, Inamed also adopted a Non-Employee Director Stock Election Plan (the Stock Election Plan). Under the terms of the Stock Election Plan, non-employee directors are allowed the opportunity to receive shares of common stock in lieu of cash compensation owed to them as a result of their service on Inamed's Board of Directors. Under the terms of the Stock Election Plan, 50,000 shares of common stock have been reserved for issuance to non-employee directors. In 1999, no shares were issued under the Stock Election Plan. In 2000, 2,662 shares were issued to three non-employee directors under this Plan. In 2001, 3,270 shares were issued to three non-employee directors under this Plan.

Summary

        Activity under these plans for the years ended December 31, 2001, 2000, and 1999 was as follows:

	2001		2000		1999
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the year	4.0	$13.85	3.8	$9.38	2.9	$6.23
Granted	0.7	$22.85	0.6	$37.72	1.0	$18.52
Cancelled	(0.6)	$17.58	—	$6.50	—	$6.50
Exercised	(0.6)	$7.74	(0.4)	$6.83	(0.1)	$6.00

Options outstanding at the end of the year	3.5	$15.95	4.0	$13.85	3.8	$9.38
Options exercisable at the end of the year	2.4	$11.34	2.7	$7.85	2.2	$6.71
Weighted average fair value of options granted during the year		$14.01		$21.63		$8.34

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$3.53	0.4	6.06	$3.53	0.4	$3.53
$6.50	0.8	4.57	$6.50	0.8	$6.50
$7.50	0.4	3.82	$7.50	0.4	$7.50
$12.00 — $19.66	0.7	6.05	$15.03	0.4	$13.60
$20.00 — $24.75	0.8	5.80	$23.64	0.2	$21.88
$39.00 — $45.38	0.4	7.85	$41.06	0.2	$41.24

$1.45 — $45.38	3.5	5.64	$15.95	2.4	$11.34

2000 Employee Stock Purchase Plan

        In January 2000, Inamed adopted the 2000 Employee Stock Purchase Plan. The 2000 Stock Purchase Plan is intended to assist Inamed in securing and retaining its employees by allowing them to participate in the ownership and growth of Inamed through the grant of certain rights to purchase shares of Inamed's common stock at a discount of 15% from the fair market value of the shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of Inamed and its subsidiaries and provides them with an increased incentive to work toward Inamed's success.

        Under the 2000 Employee Stock Purchase Plan, each eligible employee is permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee's compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other Inamed plan that is intended to comply with Section 423 of the Internal Revenue Code during any calendar year may not exceed $25.

        The 2000 Employee Stock Purchase Plan, as amended in 2001, provides for a series of consecutive offering periods that are six months long. Offering periods commence on February 1 and August 1 of each year during the term of the Plan. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price is lower. Under terms of the 2000 Stock Purchase Plan, as amended, 200,000 shares of common stock have been reserved for issuance to employees. In 2000, 34,223 shares ($0.7) were purchased by approximately 300 participating employees under the Plan. In 2001, 37,634 ($0.7) shares were purchased by approximately 150 participating employees under the Plan.

Pro forma disclosures of the effect of stock-based compensation

        Pro forma information regarding results of operations and net income per share is required by SFAS No. 123, which also requires that the information be determined as if Inamed had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumption used for grants in 2001: a risk-free interest rate range from 3.66% to 4.99%, no dividend yield, a weighted-average expected life of the option of 5 years, and a volatility factor of 78.2%; for 2000: a risk-free interest rate range of 5.85%, no dividend yield, a weighted-average expected lives ranging from 0.58 years to 10 years, and a volatility factor of 75.0%; for 1999: a risk-free interest rate range from 4.9% to 5.82%, no dividend yield, weighted-average expected lives ranging from 2 years to 10 years, and a volatility factor of 34.4%.

        The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because Inamed's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Had compensation costs for Inamed's stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed's net income would have been decreased to the pro forma, as adjusted, amounts indicated below:

	2001	2000	1999
Net income—as reported	$21.0	$37.0	$38.8
Net income—pro forma as adjusted	$15.7	$32.6	$36.2
Pro forma net income per common share:
Basic	$0.77	$1.60	$2.34
Diluted	$0.72	$1.42	$1.90

NOTE 14—STOCK REPURCHASE PROGRAM

        In July, 2000, Inamed's Board of Directors approved a program to repurchase up to $6.0 of its common stock. In September, 2000, Inamed's Board of Directors amended the program to permit repurchases of another $25.0 of its common stock, or $31.0 in all. Under this program, Inamed repurchased 0.7 shares and 0.3 shares for approximately $15.2 and $8.8, in 2001 and 2000, respectively. In May 2001, Inamed discontinued repurchases under this stock repurchase program.

NOTE 15—EMPLOYEE BENEFIT PLANS

        In January, 1990, Inamed adopted a 401(k) Defined Contribution Plan (the Plan) for all U.S. employees. Participants may contribute to the Plan and Inamed may, at its discretion, match a percentage of the participant's contribution as specified in the Plan's provisions. Inamed's contributions to the plan approximated $0.9, $1.0, and $0.5 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In February 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. Inamed's matching contribution is equal to 10% of the participant's compensation. Inamed's contributions to the plan approximated $0.4, $0.2, and $0.2 for the years ended December 31, 2001, 2000, and 1999, respectively.

        Certain other foreign subsidiaries sponsor defined benefit or defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.3, $0.1, and $0.3 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 16—SALES BY PRODUCT LINE

        Inamed's sales by product line are as follows:

	2001	2000	1999
Breast Aesthetics	$140.7	$141.0	$139.8
Facial Aesthetics*	67.2	73.2	30.2
Obesity Intervention	24.1	17.1	16.7
Other**	6.1	8.8	2.6

Total	$238.1	$240.1	$189.3

*
Excluding discontinued products, facial aesthetics sales were $65.5 million and $68.9 million in 2001 and 2000, respectively.
**
Other products are sales of collagen to other medical manufacturers.

        The increase in facial aesthetics and other sales from 1999 to 2000 is due to the Collagen Aesthetics, Inc. acquisition in September 1999.

NOTE 17—GEOGRAPHIC INFORMATION

        Inamed's sales by major country (according to the location of the customer) were as follows:

	2001	2000	1999
U.S.	$146.6	$146.2	$118.1
All Other Countries*	91.5	93.9	71.2

Total	$238.1	$240.1	$189.3

*
No other country's sales comprises more than 10% of net sales for any of the year.

        The increase in sales from 1999 to 2000 was due primarily to the Collagen acquisition in September 1999.

        Long-lived assets (which consist of property and equipment plus intangible assets) by major country were as follows:

	2001	2000
U.S.	$223.4	$213.0
All Other Countries*	9.4	18.4

Total	$232.8	$231.4

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2001 and 2000.

        The increase in long-lived assets from 1999 to 2000 is principally due to the Collagen acquisition in September 1999. The further increase in 2001 in the U.S. is due primarily to the construction of a new manufacturing facility in Santa Barbara.

NOTE 18—MAJOR SUPPLIERS

        Net purchases for the three years ended December 31, 2001 and accounts payable at December 31, 2001 and 2000 included amounts with the following major suppliers (each of which accounted for 10% or more of the total net purchases of the Company):

	Purchases			Accounts Payable
Supplier	2001	2000	1999	2001	2000
A	$5.8	$6.5	$4.8	$—	$0.3
B	4.5	4.0	4.1	0.2	0.1
C	5.3	—	—	3.5	—
D	3.6	2.1	2.4	0.1	—
E	—	4.0	0.7	—	—

	$19.2	$16.6	$12.0	$3.8	$0.4

NOTE 19—COMMITMENTS AND CONTINGENCIES

        In May 1999, Inamed entered into a strategic alliance with ATS under which Inamed acquired ATS common stock and warrants and an exclusive, worldwide license to certain intellectual property for the development and distribution of certain of ATS's human-based, tissue-engineered products. As of December 31, 1999, Inamed's total investment in the ATS strategic alliance was $10.0. Of this amount, $7.3 was paid for licensing rights and the remainder was paid for an aggregate of 0.8 shares of common stock, and 0.5 warrants to purchase common stock, of ATS at a blended purchase and exercise price of approximately nine dollars per share. Inamed is also obligated to pay ATS an additional $2.0 milestone payment for any class of marketed product that receives FDA approval. Finally, ATS is entitled to royalties from Inamed on a sliding scale based on overall product sales. Inamed has agreed to hold its investment in ATS common stock until at least October 2002.

        Inamed leases facilities under operating leases. Rent expense aggregated $6.6, $6.2, and $6.7 for the years ended December 31, 2001, 2000, and 1999, respectively.

        Minimum lease commitments under all non-cancelable operating leases at December 31, 2001 are as follows:

2002	$8.3
2003	7.7
2004	6.8
2005	4.4
2006	3.5
Thereafter	20.0

$50.7

        Deferred grant income represents grants received from the Irish Industrial Development Authority, or IDA, for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for each of the years ended December 31, 2001, 2000, and 1999 was less than $0.1. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited, Inamed's Irish subsidiary. If the grant were revoked, Inamed would be liable on demand from the IDA for all sums received and deemed to have been received by Inamed in respect to the grant. In the event of revocation of the grant, Inamed could be liable for the amount of approximately $1.4 at December 31, 2001.

        Inamed has obtained the right to produce, use and sell patented technology through various license agreements. Inamed pays royalties ranging from 5% to 10% of the related sales, depending upon sales levels. Royalty expense under these agreements was approximately $4.9, $5.5, and $5.3 for the years ended December 31, 2001, 2000, and 1999, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

NOTE 20—RELATED PARTY TRANSACTIONS

        In 2001, Inamed loaned an executive $0.2 under a full recourse note bearing minimum interest at approximately 4%. The note has annual installments due of one-third of the principal balance in February of 2003, 2004, and 2005, with all accrued interest due and payable on February 2005. As of December 31, 2001 the note balance was $0.2.

        During the course of business, the Company purchases certain inventory items such as human collagen from ATS, a related party (see Note 8—Investments). Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. For each of the three years ended December 31, 2001, purchases of inventory were $5.3, $0.0, and $0.0 respectively. The unpaid balances as of December 31, 2001 and 2000 were $3.1 and $0.0, respectively.

        During the course of business, the Company contracted to purchase research and development efforts from RTI, a related party (see Note 8—Investments). Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. For the three years ended December 31, 2001, the research and development expenses were $2.0, $0.0, and $0.0 respectively. The unpaid balances as of December 31, 2001 and 2000 were $0.6 and $0.0, respectively.

        At the request of Appaloosa Management, L.P., or Appaloosa, the Board of Directors approved an amendment to Inamed's Rights Agreement, commonly known as a "stockholder rights plan." The amendment, effective as of April 1, 2002, raises the percentage threshold of Inamed's stock that an acquiring person could hold without triggering the exercise of the rights from 10% to 15%. The stockholder rights plan continues to provide that Appaloosa is exempt from the 15% threshold with respect to its beneficial ownership of approximately 6.7 shares of common stock. Under a separate agreement with Appaloosa, the Board of Directors approved an agreement to hold a stockholder referendum regarding the repeal of the stockholder rights plan prior to June 30, 2005. Appaloosa and its affiliates currently are the beneficial owners of approximately 6.5 shares of Inamed's common stock. Two members of the Board of Directors are also officers and equity owners of Appaloosa and its affiliates. These agreements were approved by a unanimous vote of the entire Board of Directors, including all of its disinterested members.

NOTE 21—LITIGATION (Population and share quantities shown as actual, not millions.)

BREAST IMPLANT LITIGATION

Trilucent Breast Implant Matters

        When we purchased Collagen in September 1999, we assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant, to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.

        In March 1999, the United Kingdom Medical Devices Agency, or MDA, announced the voluntary suspension of marketing and withdrawal of the Trilucent implant in the U.K. The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product. The MDA further stated that it sought the withdrawal because it had received "reports of local complications in a small number of women" who had received those implants, involving localized swelling. The same notice stated that there "has been no evidence of permanent injury or harm to general health" as a result of these implants. In March 1999, Collagen agreed with the U.K. National Health Service that, for a period of time, it would perform certain product surveillance with respect to U.K. patients implanted with the Trilucent implant and pay for explants for any U.K. women with confirmed Trilucent implant ruptures. Subsequently, LipoMatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra Medical has since stopped sales of the product. Subsequent to acquiring Collagen, Inamed elected to continue the voluntary program.

        Inamed estimates that approximately 8,000-9,000 women received Trilucent implants until commercial sales ceased in March 1999, and approximately half of them reside in the U.K. In the U.S., 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997.

        On June 6, 2000, the MDA issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent implants even if the patient is asymptomatic. The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation. The hazard notice stressed, however, "that all of the above advice is precautionary. Although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far."

        Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.

To date, approximately 90% of the U.K. residents and approximately 75% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 65% of these expenses. Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50 in coverage over five years.

        During and since the third quarter of 2000, Inamed and certain of its subsidiaries, among others, have been named as defendants in five Trilucent-related lawsuits, four of which were brought in federal district court in San Francisco, California (the Federal Trilucent Actions). Three of the Federal Trilucent Actions (the Foreign Plaintiff Cases) were brought by women alleged to reside in the U.K. In one case, Rachel Kerr vs. Collagen Aesthetics, Inc., et al., the plaintiff seeks to certify an international class of Trilucent implant recipients alleged to include over 9,000 women. In June through October 2001, the federal court dismissed each of the Foreign Plaintiff Cases on the grounds that the U.K.'s judicial system provides the foreign plaintiffs with an adequate remedy for their claims, and the U.K. would be more convenient for the parties and the courts (forum non conveniens). Plaintiffs in each of these cases took timely appeals. We expect the appeals will be heard sometime in 2002 or early 2003. Dismissals for forum non conveniens are generally reversed only for abuse of discretion, and substantial authority supports the district courts' decisions in these cases.

        The fourth Federal Trilucent Action, Deborah Vaernes vs. Inamed Corporation, et al., Case No. 00-CV 4727MJJ, U.S. District Court for the Northern District of California, is a putative class action brought in December 2000 on behalf of the approximately 185 women who received Trilucent breast implants as part of a clinical trial in the U.S. and Canada. In August 2001, the court granted in part and denied in part Inamed's motion to dismiss. On November 21, 2001, Inamed and its affiliates answered an amended complaint by denying its material allegations and asserting affirmative defenses. Inamed and its affiliates intend to defend this action vigorously. The Court has set a pretrial schedule calling for an early determination of the propriety of certifying the proposed class and, to date, has limited discovery to issues bearing upon class certification.

        Inamed is also a defendant in one state court Trilucent action, Darcie Bell vs. Inamed Corporation, et. al., lodged in March 2002, Case No. 323529, Superior Court of the State of California, County of San Francisco.

        Also during and since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. To date, approximately 75% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. To date, no such woman has brought civil proceedings. In 2001, Inamed entered into a "Trilucent Claims Settlement Protocol Interim Funding and Non-Waiver Agreement" under which, subject to a full reservation of rights by all parties, Inamed's carriers agreed to fund up to $20 of settlement protocol payments, on condition that Inamed make pro-rata co-payments of up to $2 and satisfy a $0.4 self-insured retention, the SIR. Inamed satisfied the SIR and, to date, both Inamed and the carriers have funded the settlement protocol as agreed. As of March 15, 2001, in excess of $18 of the $20 insurance fund had been expended. At present, Inamed is in further discussions with its carriers to augment this fund. While Inamed hopes to obtain additional insurance funds to fund the U.K. protocol, there can be no assurance that it will be able to do so.

        Inamed has also agreed to a settlement protocol for Spanish claimants.

        By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

        As of December 31, 2001, Inamed had approximately $16.6 of reserves to cover potential future expenses and liabilities arising from Trilucent. In addition, Inamed is pursuing additional insurance funding through a declaratory judgment action in California.

        While it is possible that Inamed's future Trilucent-related liabilities may exceed available insurance coverage and reserves, based upon the information and analyses currently available to Inamed, Inamed believes that this is unlikely.

Resolution of 3M Contractual Indemnity Claim

        In connection with the February, 1999 settlement of its breast implant class action litigation (see "Breast Implant Class Action Settlement," below), 3M asserted against Inamed a contractual indemnity provision, which was part of the August 1984 transaction in which Inamed's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998, Inamed entered into a provisional agreement with 3M under which Inamed agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by Inamed's McGhan Medical subsidiary. The 3M agreement provides for release of 3M's indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

        Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3 to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 annually and $3.0 to $3.9 in total. For 2000, Inamed's total obligation under the 3M agreement, as amended, was $0.3, which Inamed paid. In March 2002, 3M made a demand under the 3M agreement for $0.2 relating to 2001.

Brown Litigation

        In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T. U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by Inamed seek to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company. Shaped breast implants are contoured, in contrast to round breast implants. Originally filed on February 23, 2000 in state court in Pottawatomie County, Oklahoma, the complaint alleges that shaped saline implants manufactured and promoted by Inamed's subsidiary and Mentor unexpectedly spin or rotate, causing cosmetic anomalies, physical pain and emotional distress. In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants. Plaintiffs bring this case individually and on behalf of a putative nationwide class of recipients of such implants alleged to include over 100,000 women, of whom approximately 15,000 allegedly have experienced such spinning or rotation and 85,000 allegedly are at risk of doing so. The complaint asserts claims for negligent and intentional misrepresentation of the benefits and risks associated with shaped implants, violation of the Oklahoma Consumer Protection Act and the Uniform Commercial Code (express and implied warranties), and common law negligence, strict liability (design defect and failure to warn adequately), strict advertising liability, gross negligence, recklessness, and willful, fraudulent and intentional tort. The complaint seeks compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling "billions" of dollars, and also seeks an injunction against continued sale of the allegedly defective implants. The only defendants in this action are McGhan and Mentor.

        Following various procedural steps, it is expected that this case will be transferred to the United States District Court for the Western District of Oklahoma. Once that transfer is effected, that court likely will need to resolve whether this lawsuit can remain in federal court, as Inamed argues, or must be returned to state court in Oklahoma, as the plaintiffs argue. Once the venue and jurisdictional issues are resolved, Inamed believes this action will proceed on the merits. Inamed believes it has very strong arguments that the putative class alleged in the complaint should not be certified and this lawsuit should proceed as an individual, not a class, action. In either case, Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously. Inamed believes that the resolution of this case will not have a material adverse effect on Inamed's financial position or results of operations.

Sager Litigation

        Inamed and its Inamed Medical Products Corporation subsidiary are defendants in Vickie Sager and Elizabeth Weichsel v. Inamed Corporation, et al., Case No. 01043771, Superior Court of the State of California for the County of Santa Barbara. In this putative class action, plaintiffs allege that they and other women who received McGhan's shaped, saline breast implants overpaid for them as a result of Inamed's allegedly false and misleading promotions, advertising, and/or representations about this product. Specifically, plaintiffs allege that, from approximately 1994 to the summer of 2000, Inamed falsely and wrongfully represented that the shaped breast implant was a superior product to round implants offered at a lower cost. Plaintiffs allege Inamed's advertisements and promotions represented falsely that the shaped implants have a more natural and superior appearance after implantation than round implants when, according to plaintiffs, this is not the case. For reasons unrelated to the allegations made by the plaintiffs, Inamed changed its marketing, advertising, and promotional program for the shaped breast implants before this lawsuit was filed.

        Plaintiffs allege that Inamed's allegedly unlawful representations and promotions induced them and others to choose shaped implants at a cost of up to five hundred dollars more than the cost of round breast implants. The complaint alleges that but for Inamed's allegedly false and misleading advertising and promotional campaigns, plaintiffs and the putative class members would have paid approximately five hundred dollars less for their implants than they actually did.

        The operative complaint alleges that Inamed and its subsidiary engaged in fraud, negligent misrepresentation, breach of express and implied warranties, breach of contract, unlawful, unfair, and fraudulent business practices in violation of California Business & Professions Code §17200, et seq., false and deceptive advertising in violation of California Business & Professions Code §17500 et seq., and analogous deceptive practices made unlawful by the California Consumers Legal Remedies Act, California Civil Code §1750 et seq. Plaintiffs purport to represent a class of all women residing in the U.S. who received shaped implants from the date of that product's introduction (alleged to be in 1994) to a yet-to-be-ascertained date in the summer of 2000. Plaintiffs seek compensatory and punitive damages. Plaintiffs also seek equitable and restitutionary relief that would generally require Inamed to disgorge and refund to the plaintiff class the alleged difference in price between the shaped implants and less expensive round breast implants. In addition, plaintiffs seek equitable and injunctive relief barring Inamed and its subsidiaries from engaging in further unlawful, deceptive, or misleading advertising or promotion of McGhan's shaped, saline breast implants. Plaintiffs also seek an award of attorney fees.

        Inamed and its subsidiary answered the complaint, denying all material factual allegations and asserting various affirmative defenses. The Superior Court is scheduled to decide in 2002 whether this lawsuit can proceed as a class action as the plaintiffs allege. Trial of this action is currently scheduled for January 28, 2003. The parties are engaged in discovery at this time. Inamed intends to defend this action vigorously and, based on information currently available, we do not expect that the outcome of this case will have a material adverse effect upon our business, results of operations, or financial position.

Breast Implant Class Action Settlement

        Prior to a final settlement order issued by the U.S. District Court for the Northern District of Alabama, on February 1, 1999, Inamed was a defendant in many thousands of state and federal court lawsuits involving breast implants. As part of that final order, all of those cases arising from breast implants (both silicone gel-filled and saline-filled) that were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed. The settlement order became final and non-appealable on March 3, 1999. In May 1999, Inamed made the final payment in connection with this settlement from a $31.1 equity issuance.

PATENTS AND LICENSE LITIGATION

Kuzmak Matter

        In February 1999, Inamed and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak in the American Arbitration Association, No. 13 184 00102 99, the AAA action. Dr. Kuzmak alleged that as of the date of filing of the arbitration, he was owed approximately $0.4 in unpaid royalties under a license agreement covering four U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, Inamed worked with Dr. Kuzmak in the development and improvement of gastric banding technology.

        Inamed and its subsidiaries denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including non-infringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office. In addition, in February 1999, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the Central District of California against Dr. Kuzmak, No. CV 99-02160 MMM, the California federal action, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of the patents to which Dr. Kuzmak claims ownership. Dr. Kuzmak moved to dismiss the action for lack of personal jurisdiction.

        On January 24, 2000, shortly before hearings were set to begin in the AAA action, Dr. Kuzmak and Inamed agreed to a settlement of the California federal action, the AAA action, and a third action between BioEnterics Corporation and Dr. Kuzmak pending in the Superior Court of New Jersey, Chancery Division, Essex County. The agreed-upon terms of the settlement were set forth in a letter agreement, the Letter Agreement, executed by the parties' respective counsel on January 24, 2000. The Letter Agreement provided, inter alia, that Inamed would pay Dr. Kuzmak an agreed upon amount in two installments and would pay royalties on each sale of a gastric band in the United States. The parties agreed that the first installment of $0.4 was to be paid "immediately upon execution of a settlement agreement, which the parties will use their best efforts to sign off on as soon as possible" and a second installment of $0.25 was to be paid "within 90 days of execution of the settlement agreement." The Letter Agreement also provided that Inamed would pay a royalty of $36 on each band sold in the United States and an advance against royalties of $2.0 within thirty days of FDA approval "following execution of the settlement agreement."

        On February 16, 2000, Inamed sent the settlement agreement, drafted pursuant to the terms of the Letter Agreement, to Dr. Kuzmak. Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement. On April 5, 2000, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak's breach of the Letter Agreement as well as the relief sought in the California federal action.

        On March 1, 2000, the court entered judgment dismissing the California federal action, without prejudice, for lack of personal jurisdiction. Inamed appealed this decision and on May 15, 2001, the United States Court of Appeals for the Federal Circuit rendered an opinion and judgment reversing the district court's dismissal of the California federal action and remanded the case to the district court for further proceedings. At a scheduling conference held October 2, 2001, the court in the California federal action ordered the parties to participate in a mediation proceeding, and bifurcated the court proceedings so that the question of the enforceability of the settlement agreement is resolved before other patent-related issues are addressed.

        On November 27, 2001, Ethicon Endo-Surgery, Inc., or Ethicon, acquired all of Dr. Kuzmak's interest in his patents and patent applications in the field of gastric banding technology. Ethicon then filed a motion to substitute itself as the real party in interest in place of Dr. Kuzmak in the California federal action. In March 2002, the court granted Ethicon's motion to be added as a real party in interest but did not dismiss Dr. Kuzmak.

        On or about December 7, 2001, the parties stipulated to dismiss the New Jersey federal action without prejudice in favor of the California federal action and it has been so dismissed.

        On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement. Ethicon/Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. Under the present scheduling order, the Court is to hear this motion on May 6, 2002. In the event that neither Inamed's motion nor Ethicon/Kuzmak's request for summary judgment is granted, the trial of the issue of enforceability of the settlement agreement is scheduled to begin on June 18, 2002. Inamed believes that the Letter Agreement is an enforceable settlement agreement. In the event that the court determines at trial or otherwise that the Letter Agreement is not an enforceable settlement agreement, Inamed believes that it is entitled to a declaratory judgment that the Kuzmak patents now owned by Ethicon are invalid and unenforceable and/or that Inamed's products do not infringe them.

        Inamed has participated in mediation concerning this matter, but it is also prepared to continue to assert its rights vigorously in the California federal action. Although Inamed believes that it has strong arguments in favor of its position in this litigation, both as to the enforceability of the Letter Agreement and on the substantive patent issues (i.e., invalidity and non-infringement), there can be no assurance that Inamed will prevail on any of these grounds and, accordingly, it could be held liable for damages and/or injunctive relief.

Dispute with ArthroCare Corporation

        Inamed and ArthroCare Corporation were parties to a License and Distribution Agreement, which granted Inamed an exclusive worldwide license to distribute ArthroCare's Coblation® and Refinity™ products in the cosmetic surgery field. The license began in January 1999 and its initial term was 10 years. In March 2001, ArthroCare purported to terminate all of Inamed's rights under the License and Distribution Agreement. Inamed responded by initiating an arbitration proceeding with the American Arbitration Association pursuant to the dispute resolution provisions of the License and Distribution Agreement. In its demand for arbitration, Inamed seeks in excess of $7.5 in damages for ArthroCare's breach of contract, and to rescind the agreement and have monies previously paid to

ArthroCare (in excess of $7.5) returned to Inamed. Inamed alleges that ArthroCare breached and wrongfully terminated the License and Distribution Agreement.

        ArthroCare has asserted counterclaims against Inamed as part of the arbitration proceeding. In its counterclaims for breach of contract, ArthroCare alleges that Inamed failed to pay royalty amounts, failed to make reasonable efforts to attain sales projections, failed to make a good faith effort to achieve sales goals, failed to make a good faith effort to train its sales staff to properly market and distribute ArthroCare's products, failed to distribute ArthroCare's products in good faith, and failed to provide adequate assurances of Inamed's intention to perform its obligations under the License and Distribution Agreement. ArthroCare is seeking compensatory damages from Inamed in a sum to be proven at the arbitration.

        Inamed and ArthroCare are currently engaged in settlement discussions. If a final settlement is not reached, Inamed intends to vigorously prosecute its claims against ArthroCare and to vigorously defend against ArthroCare's counterclaims. Although the arbitration proceeding is at a very preliminary stage, and no discovery has been conducted by either party, Inamed is believes that the ultimate resolution of this dispute will not have a material effect on Inamed's financial results.

SADUC Matter

        Prior to December 2001, Inamed's Collagen subsidiary was a respondent in an arbitration at the International Chamber of Commerce brought by Societe Anonyme de Development des Utilisations du Collagene, or SADUC, a subsidiary of Rhone-Poulenc. SADUC sought recovery for alleged lost profits and royalties for Collagen's allegedly wrongful termination of the agreement as well as compensation for confidential information allegedly misappropriated by Collagen, including the assignment to SADUC of certain Collagen patents allegedly disclosing and claiming processes allegedly developed by SADUC. SADUC sought approximately $4.5 in termination damages and $2.1 as losses for breach of the contractual confidentiality obligations, plus ongoing royalties. Collagen denied all material allegations. In addition, Collagen stated that its patents do not disclose or claim any of SADUC's allegedly confidential information, and that SADUC's allegedly confidential information was neither novel nor useful. Accordingly, Collagen sought rescission of the agreement and restitution to it of all amounts paid and the costs incurred by it in attempting to perform under the agreement.

        Hearings were held in March 2000 and thereafter. In December 2001, the arbitration panel to whom the case was tried found no wrongful termination or breach by Collagen, and no misappropriation by Collagen of any SADUC information. The panel also denied SADUC's claims for damages and for an assignment of the patents. No costs were awarded to any party and SADUC's time to notice an appeal has passed. Therefore, this matter has been resolved.

OTHER LITIGATION

Litigation Relating to Medical Device Alliance, Inc.

        Prior to February 1, 2002, Inamed was a defendant in four lawsuits relating to Medical Device Alliance, Inc., or MD Alliance. Three of these cases, George C. Swarts, et al. vs. Donald K. McGhan, et al., Case No. A408801; Ahr, et al. vs. Medical Device Alliance, Inc., et al., Case No. A400852; and Andrikos, et al. vs. Medical Device Alliance, Inc., et al., Case No. A427315, were consolidated in state court in Las Vegas, Nevada. The fourth, Chieftain LLC, et al. vs. Medical Device Alliance, Inc., Case No. BC 199819, was brought in state court in California and purported to include both direct and derivative claims. All of the cases were brought by shareholders of MD Alliance, except for one of the Nevada cases, which was brought by the court-appointed receiver of MD Alliance. Claims against Inamed in the lawsuits included fraud, fraudulent misrepresentation, breach of contract, intentional interference with prospective economic advantage, unjust enrichment, fraudulent transfer, breach of fiduciary duty, aiding and abetting, and conspiracy, among other things.

        In December 2001, Inamed entered into a letter agreement with MD Alliance which contemplated a global settlement of all four lawsuits and mutual releases among all participating parties, and which called for, among other things, (i) Inamed to remove restrictive legends from certain Inamed shares beneficially owned by MD Alliance, (ii) MD Alliance to indemnify Inamed against certain claims, if any, by MD Alliance shareholders and Donald K. McGhan, and (iii) Inamed to pay $2.5 to MD Alliance. As part of the settlement, MD Alliance has agreed that for so long as it holds Inamed stock, it will not sell more than 10,000 shares per day, or 100,000 shares per month, in NASDAQ transactions. This agreement was confirmed by the Nevada court as a good faith settlement under Nevada law, and Inamed has complied with the terms.

        Subsequently, a comprehensive settlement agreement, which required no further payment from Inamed, was signed by all parties to these lawsuits except Wedbush Morgan Securities, Inc. (Wedbush). Pursuant to the settlement agreement, in January 2002, the plaintiffs in the Nevada litigations filed a stipulation in the Nevada court dismissing their claims against Inamed with prejudice—i.e., the case can not be re-filed.

        Also in January 2002, Wedbush purported to file "cross-claims" against Inamed in the Nevada action. Wedbush's action purported to assert claims for unspecified damages (including punitive damages) and injunctive and declaratory relief relating to Inamed's alleged conduct with respect to restrictions on Inamed stock held by Wedbush in a margin account. Wedbush alleged violations of California Commercial Code §8401, breach of fiduciary duty, conversion, intentional interference with prospective economic advantage and declaratory and injunctive claims. However, in an order dated February 12, 2002, the Court granted Inamed's motion to dismiss Wedbush's claims against Inamed with prejudice.

        Inamed also brought cross-claims against Wedbush for intentional interference with contractual relationship, contribution and indemnity. In March 2002, the court granted Inamed's motion for summary judgment on its indemnity claim, in the amount of $2.5, plus certain attorneys' fees and costs. Wedbush has asserted that it will file an appeal from these rulings and has agreed to post an appeal bond of $3.2 to cover Inamed's judgment.

        The plaintiffs in the California action are signatories to the comprehensive settlement agreement referred to above and have also stipulated to the dismissal, with prejudice, of the California case. On March 22, 2002, the court in the California action approved this settlement and dismissed the case with prejudice.

Litigation Relating to Former Officer

        In Thomas Pilholski vs. Inamed Corporation, on October 16, 2001, a panel of three American Arbitration Association arbitrators issued a written decision, holding that, in March 1998, Inamed breached an employment agreement between Mr. Pilholski and it, entitling Mr. Pilholski to "severance compensation" under that agreement and his attorney's fees and arbitral costs. The panel also found that Mr. Pilholski's cause of action for violation of Nevada public policy had merit but reserved a ruling on this claim pending remand of the case to the parties and their attorneys. The panel denied Mr. Pilholski's claims for defamation, for punitive damages, and for damages associated with a warrant to purchase 50,000 shares of Inamed's common stock, but upheld his claim as to certain options to purchase up to 60,000 shares of Inamed's common stock. The October 16, 2001 decision did not specify the amount to which Mr. Pilholski is entitled on the claims that were sustained and the parties could not come to agreement on several of those claims. In 2001, Inamed reserved $0.8 related to this case.

Other Matters

        Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of our products. These claims have not had, and are not expected to have, a material adverse effect on Inamed's financial condition or results of operations.

NOTE 22—QUARTERLY SUMMARY OF OPERATIONS—(Unaudited)

        (Per share data shown as actual, not millions)

        The following is a summary of selected quarterly financial data for 2001 and 2000:

	Quarter
	1st	2nd	3rd	4th
Net Sales:
2001	$57.8	$62.6	$56.8	$60.9
2000	$60.3	$67.6	$54.3	$57.9
Gross Profit:
2001	$42.6	$46.1	$40.3	$41.9
2000	$44.6	$48.5	$39.2	$41.4
Net Income:
2001	$1.5	$9.9	$3.3	$6.3
2000	$8.0	$16.2	$7.6	$5.2
Net Income per share:
2001 Basic	$0.07	$0.49	$0.17	$0.32
2001 Diluted	$0.07	$0.46	$0.16	$0.30
2000 Basic	$0.40	$0.79	$0.37	$0.26
2000 Diluted	$0.34	$0.69	$0.33	$0.23

NOTE 23—EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT—(Unaudited)

        On February 22, 2002, the Company received a supplemental ruling in an arbitration brought against the Company by Mr. Thomas Pilholski, an officer of the Company from 1997 to 1998. (See Note 21.) The panel awarded the former officer $0.7 on his claim for wages lost, $1.1 on his stock options claim, and $0.1 on his claim for attorneys' fees. The Company had planned to appeal the decision and provided $0.8 in 2001 for probable losses related to the matter. In late March 2002, the Company decided to abandon its appeal efforts and will record an additional charge of approximately $1.1 in the first quarter of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INAMED CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of December 31, 2001 and 2000 (millions, except par value)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2001, 2000, and 1999 (millions, except share and per share data)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income For Three Years ended December 31, 2001
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INAMED CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (millions)