Form 10-Q
period 2002-03-31
INAMED CORP
filed 2002-05-15
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 1-9741

INAMED CORPORATION

Delaware (State of Incorporation)	59-0920629 (I.R.S. Employer Identification No.)

5540 Ekwill Street
Santa Barbara, California 93111-2936

Telephone Number: (805) 683-6761

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On May 8, 2002, there were 20,764,020 shares of the Registrant's common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

        This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$33.0	$34.8
Trade accounts receivable, net of allowances of $11.1 and $11.1 in 2002 and 2001, respectively	39.3	35.6
Inventories	43.4	44.1
Prepaid expenses and other current assets	6.6	6.9
Deferred income taxes	14.6	14.7

Total current assets	136.9	136.1

Property and equipment, net	38.7	39.4
Goodwill	149.4	149.4
Other intangible assets, net	42.7	44.0
Deferred income taxes	21.7	21.8
Investments	5.7	5.7
Other assets	3.5	3.8

Total assets	$398.6	$400.2

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term debt and capital leases	$7.0	$12.4
Accounts payable	16.2	20.1
Income taxes payable	10.3	9.7
Accrued liabilities and other	30.6	30.6

Total current liabilities	64.1	72.8

Long-term debt and capital leases, net of current portion	108.0	108.6
Other long term liabilities	39.2	44.4
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; authorized, 50.0 and 50.0 shares; issued, 20.4 and 21.2 shares; outstanding, 20.4 and 20.2 shares for 2002 and 2001, respectively	0.2	0.2
Additional paid-in capital	150.6	170.0
Treasury stock, at cost, 0.0 and 1.0 shares in 2002 and 2001, respectively	—	(24.0)
Retained earnings	51.6	43.2
Accumulated other comprehensive loss	(15.1)	(15.0)

Stockholders' equity	187.3	174.4

Total liabilities and stockholders' equity	$398.6	$400.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net sales	$63.2	$57.8
Cost of goods sold	18.6	15.2

Gross profit	44.6	42.6

Operating expenses:
Selling, general, and administrative	27.4	24.3
Research and development	2.9	2.8
Restructuring charges	—	8.3
Amortization of intangible assets and non-cash compensation	1.4	2.6

Total operating expenses	31.7	38.0
Operating income	12.9	4.6
Other income (expense):
Net interest expense and debt costs	(2.7)	(2.7)
Foreign currency transaction gains (losses)	0.5	(0.2)
Royalty income and other	1.3	1.2

Total other expense	(0.9)	(1.7)

Income before income tax expense	12.0	2.9
Income tax expense	3.6	1.4

Net income	$8.4	$1.5

Net income per share of common stock:
Basic	$0.41	$0.07

Diluted	$0.39	$0.07

Weighted average shares outstanding:
Basic	20.3	20.4

Diluted	21.7	22.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(millions)

	Common Stock (Issued)
						Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Treasury Stock	Retained Earnings
	Shares	Amount
Balance, December 31, 2001	21.2	$0.2	$170.0	$(24.0)	$43.2	$(15.0)	$174.4
Comprehensive income:
Net income					8.4		8.4
Translation adjustment						(0.9)	(0.9)
Unrealized gain on interest rate swap agreements						0.8	0.8

Total comprehensive income							8.3
Cancellation of treasury stock	(1.0)	—	(24.0)	24.0			—
Non-cash compensation expense on options	—	—	0.3				0.3
Exercise of stock options and warrants	0.2	—	2.4				2.4
Tax benefit of option exercises			1.9				1.9

Balance, March 31, 2002	20.4	$0.2	$150.6	$—	$51.6	$(15.1)	$187.3

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net income	$8.4	$1.5
Non-cash elements included in net income:
Depreciation and amortization	3.2	3.6
Tax benefit from stock option exercises	1.9	2.5
Deferred income taxes	0.2	(3.6)
Non-cash compensation	0.3	(0.4)
Provision for doubtful accounts, notes, and returns	(0.2)	—
Amortization of deferred loan costs	0.3	0.2
Changes in assets and liabilities:
Trade accounts receivable	(3.5)	(0.9)
Inventories	0.7	(0.6)
Prepaid expenses and other current assets	0.3	1.3
Other assets	—	0.6
Accounts payable	(3.9)	0.2
Income taxes payable	0.6	0.9
Accruals and other long-term liabilities	(4.4)	1.0

Net cash provided by operating activities	3.9	6.3

Cash flows used in investing activities:
Purchase of property and equipment	(1.2)	(5.8)

Net cash used in investing activities	(1.2)	(5.8)

Cash flows used in financing activities:
Increase in long-term debt	—	12.1
Principal repayment of notes payable and long-term debt	(6.0)	(8.0)
Issuance of common stock	2.4	1.4
Acquisition of treasury shares	—	(6.0)

Net cash used in financing activities	(3.6)	(0.5)

Effect of exchange rate changes on cash	(0.9)	(3.2)
Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(1.8)	(3.2)
Cash and cash equivalents at beginning of period	34.8	22.3

Cash and cash equivalents at end of period	$33.0	$19.1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2.4	$1.8

Income taxes	$0.4	$1.8

See accompanying notes to unaudited consolidated financial statements.

NOTE 1—INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

        Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted as allowed by Form 10-Q. Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

THE COMPANY

        Inamed Corporation, a Delaware corporation, and its subsidiaries, or Inamed, is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. Inamed has three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe and morbid obesity). Inamed's manufacturing locations are in California, Costa Rica, and Ireland; and its administrative support functions are in California and Ireland. Inamed sells through distributors and, in certain countries including the U.S., through its own staff of sales representatives.

PRESENTATION

        The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

RECENT PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. Inamed will adopt this statement in 2003 and is currently reviewing this statement to determine its impact. However, Inamed does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

NOTE 3—RESTRUCTURING COSTS

        Inamed recorded $12.0 of restructuring costs in 2001. This restructuring was a series of events to change senior management and consolidate facilities. At December 31, 2001, the accrual was $4.6. During the quarter, Inamed paid $1.3 in restructuring costs. As of March 31, 2002, the remaining accrual for restructuring charges was $3.3—comprised of $2.9 for severance-related expenditures and $0.4 for expenditures to exit leased facilities.

NOTE 4—EARNINGS PER SHARE RECONCILIATION (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Computations of per share earnings for the three months ended March 31, 2002 and 2001 are as follows:

	2002	2001
Net Income — Basic and Diluted	$8.4	$1.5

Weighted average shares outstanding — Basic	20.3	20.4
Dilutive effect of stock options and warrants	1.4(1)	1.8(1)

Weighted average shares outstanding — Diluted	21.7	22.2
Per share amount
Basic	$0.41	$0.07

Diluted	$0.39	$0.07

(1)
The calculation excludes 0.5 and 1.0 options that are anti-dilutive for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5—INVENTORIES

        Inventories are summarized as follows:

	March 31, 2002	December 31, 2001
Raw materials	$10.6	$12.5
Work in process	10.6	8.5
Finished goods	22.2	23.1

	$43.4	$44.1

        Inamed includes inventory costs associated with product candidates prior to regulatory approval, based on its judgment of probable future commercialization. At March 31, 2002 and December 31, 2001, Inamed had $4.9 and $4.8, respectively, of such product—comprised entirely of bioengineered human-derived collagen in support of the planned launches of CosmoDerm™ and CosmoPlast™ in 2002.

NOTE 6—SALES BY PRODUCT LINE

        Sales by product line for the three months ended March 31 were as follows:

	2002	2001
Breast Aesthetics	$37.2	$35.7
Facial Aesthetics*	16.5	15.5
Obesity Intervention	7.8	5.4
Other**	1.7	1.2

Total Sales	$63.2	$57.8

*
Excluding discontinued products, facial aesthetics sales were $16.5 and $14.7 in 2002 and 2001, respectively.

**
Other products consist of collagen sales to other medical manufacturers.

NOTE 7—INTEREST RATE SWAPS

        At March 31, 2002, Inamed had two interest rate swap agreements with a financial institution. The purpose of these agreements is to establish a hedge against interest rate fluctuations due to variable rate debt. Inamed has designated these derivatives as cash flow hedges and recorded the existing liability and unrecognized losses. The swap agreements compare the one-month London Interbank Offer Rate, or LIBOR, to fixed rates at 9.95% and 9.65% on notional values of $30.0 and $20.0, respectively. Both swaps require monthly interest payments to settle the differences in their fixed rates compared to one month LIBOR plus 3.0%. Inamed includes these payments in interest expense. As of April 1, 2002, these swap agreements were combined and increased to a notional balance of $52.7, reflecting 50% of the outstanding principal on Inamed's term notes. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists. At March 31, 2002 and December 31, 2001, the fair value of the swaps represented a liability of approximately $3.4 and $4.2, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

        During the first quarter of 2002, Inamed adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. In accordance with SFAS 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed will complete the first step of the transitional goodwill impairment test during the second quarter of 2002 and will continue to test goodwill and other intangible assets not subject to amortization for impairment at least annually.

        Goodwill was $149.4 as of March 31, 2002 and was unchanged since December 31, 2001. Other intangible assets not subject to amortization were $4.0, also unchanged since December 31, 2001.

        Intangible assets subject to amortization were $39.8 and $40.0 as of March 31, 2002 and December 31, 2001, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. These assets are as follows:

	March 31, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	$42.3	$(8.5)	$33.8	$42.3	$(7.7)	$34.6
Patents	5.7	(0.8)	4.9	5.7	(0.6)	5.1
Other	2.4	(2.4)	—	2.4	(2.3)	0.1

	$50.4	$(11.7)	$38.7	$50.4	$(10.6)	$39.8

        Aggregate amortization expense for intangible assets was $1.1 for the first quarter of 2002. There was no impairment loss recorded during the quarter. For the years 2002 through 2006, amortization expense is expected to be between $3.9 and $4.1 annually.

        The following table presents net income on a comparable basis, after adjustment for amortization of goodwill and other intangible assets no longer subject to amortization (per share amounts shown as actual, not millions), for the three months ended March 31:

	2002	2001
Net income	$8.4	$1.5
Add back:
Goodwill amortization, net of tax	—	3.7
Other amortization of intangible assets no longer subject to amortization, net of tax	—	0.1

Adjusted net income	$8.4	$5.3

Basic earnings per share:
As reported	$0.41	$0.07

As adjusted	$0.41	$0.26

Diluted earnings per share
As reported	$0.39	$0.07

As adjusted	$0.39	$0.24

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        We are providing this information as of the filing date of this Quarterly Report, do not plan to update this information, and expressly disclaim any duty to update the information contained in this Quarterly Report, except as required by law.

        This Quarterly Report contains projections and other forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the report on Form 10-K for the year ended December 31, 2001 as filed by Inamed Corporation with the Securities and Exchange Commission, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to: exposure to product liability claims; exposure to liabilities that may not be adequately covered by insurance; potential negative publicity concerning product safety; potential fluctuations in quarterly results; volatility of our stock price; changes in the economy and consumer spending; uncertainty in receiving timely regulatory approval or market acceptance for new products; dependence on a single supplier for each of our silicone raw materials and bovine collagen-based products; potential delays or negative results with respect to clinical trials; reliance on the performance of collaborative partners; potential gaps in our intellectual property rights; adverse changes in the regulatory or legislative environment (both in the U.S. and internationally) affecting our business; our use of hazardous materials; and future sales of our stock. The information contained in this Quarterly Report is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions. We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise. We undertake no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        By including any information in this Quarterly Report, we do not necessarily acknowledge that disclosure of such information is required by applicable law or that the information is material.

Liquidity And Capital Resources

        We had cash and equivalents of $33.0 million at March 31, 2002, of which $26.0 million was outside of the U.S. Our current plan is not to repatriate funds from foreign operations, which preserves the current tax treatment on foreign profits. Cash provided by operations was $3.9 million in the first quarter of 2002 compared to $6.3 million for the same period of 2001. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

        Capital expenditures, primarily for manufacturing equipment and facilities improvements, totaled $1.2 million in the first quarter of 2002 compared with $5.8 million in the same period of 2001. We anticipate spending approximately $15 million to $18 million in 2002 on capital projects, with the largest project being the first phase of an integrated business information system (enterprise resource planning, or ERP) implementation.

        As of March 31, 2002, we had $105.5 million outstanding under a term loan credit facility. Minimal principal payments of $1.1 million are due until March 2004 and additional quarterly payments of $26.0 million are due from January 2004 through January 2005. We also have a $25.0 million revolving credit facility, which is currently unutilized. The term loan and any advances under the revolving credit facility bear interest at a floating rate equal to one, two, three, or six-month LIBOR plus 4.0%. We had interest rate swaps of $30.0 million and $20.0 million which locked in fixed interest rates of 9.95% and

9.65%, respectively, until April 1, 2002 when they were replaced by a single swap that maintains its notional amount as 50% of the outstanding principal on our term notes—$52.7 million at April 1.

        In the first quarter of 2001, we spent $6.0 million to repurchase our stock. We have not repurchased stock in 2002 and we are restricted from doing so under the current terms of our credit agreement.

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

Results of Operations

Sales

        Net sales (net of returns, discounts, and allowances), or sales, for the three months ended March 31, 2002 were $63.2 million, an increase of $5.4 million, or 9%, from the first quarter of 2001. We expect total sales to grow at a low double digit rate in 2002.

        Breast Aesthetics.    Breast aesthetics sales increased to $37.2 million, up 4% from the same period of the prior year. We expect sales in this market area to grow at a mid single digit rate in 2002. Sales in the U.S. were up approximately 3%, led by growth in breast augmentation. Internationally, sales of breast aesthetics were up 6% from the first quarter of 2001, with solid performance in both the reconstruction and augmentation areas.

        Facial Aesthetics.    Facial aesthetics sales in the first quarter were $16.5 million, an increase of 12% from the first quarter of 2001 excluding discontinued products. In the U.S. and Canada, sales grew approximately 17%, led by Zyderm® and Zyplast®, which continued to demonstrate strong performance. In international markets, sales were up 3% from the first quarter of 2001. We expect facial aesthetics sales to grow at a high single to low double digit rate in 2002.

        Obesity Intervention.    Obesity intervention sales in the first quarter were $7.8 million, up 46% from the same quarter of the prior year. In the U.S., sales grew to $2.6 million, an increase of $2.3 million from the same quarter of 2001—driven primarily by sales of the Lap-Band®System, which was approved by the FDA for sale in the U.S. in June 2001. Internationally, sales grew by 4%. International sales have been affected by competitive pressures, but we believe our universal gastric band patent, which has been issued in the U.S. and is expected to be issued in Europe this year, should provide us with a significant competitive advantage. Worldwide, we expect 2002 sales to increase 50% to 60% over sales in 2001, with growth rates increasing during the year as the Lap-Band® product launch gains momentum.

Gross Profit

        Gross profit as a percentage of sales was 71% for the first quarter of 2002 compared to 74% for the same period of 2001. This decrease arose outside of the U.S. and was primarily due to lower average selling prices in breast aesthetics due to a change in product mix and increased sales of Hylaform®. For 2002, we expect the gross profit margin to be 71% to 72% of sales.

Selling, General, and Administrative (SG&A)

        Selling, general, and administrative expenses for the quarter were $27.4 million, an increase of $3.1 million over the same period in 2001. Included in this year's first quarter was a $1.1 million charge relating to a legal settlement with a former officer. Excluding that, SG&A expenses would have been 42% of sales. Due to the legal settlement and higher legal expenses, we now expect SG&A expenses for the year to be 41% to 43% of sales.

Research and Development (R&D)

        Research and development expenses of $2.9 million for the three months ended March 31, 2002 increased by $0.1 million from the same period in 2001. In 2002, we expect R&D expenses to be within a range of $13 to $15 million as we incur milestone payments and increased clinical development expenses for new product candidates.

Restructuring

        There was no restructuring charge in the first quarter of 2002. However, in the first quarter of 2001, we announced the resignation of our President and Co-CEO, the planned closing of our New York City office, and a reduction in workforce at our McGhan Medical subsidiary in Santa Barbara, California. As a result, in the first quarter of 2001, we recognized a restructuring charge of $8.3 million—primarily consisting of severance costs.

Amortization and Non-Cash Compensation

        Amortization of intangibles and non-cash compensation was $1.4 million this quarter, compared to $2.6 million for the same period of 2001. The reduction resulted from the implementation of SFAS 142, which eliminated the amortization of goodwill and other intangible assets of indefinite lives.

Interest Expense

        Net interest expense and debt costs were $2.7 million for the three months ended March 31, 2002 and 2001.

Foreign Currency

        Foreign currency transactions resulted in gains of $0.5 million in the first quarter of 2002, compared to losses of $0.2 for the same period of 2001.

Royalty and Other Income

        Royalty and other income for the first quarter of 2002 was $1.3 million, slightly up from the $1.2 million recognized in the first quarter of last year.

Income Tax Expense

        Income tax expense was $3.6 million this quarter, compared to $1.4 million for the first quarter of 2001, reflecting higher pre-tax income this year. In 2002, we expect the tax rate to be in a range of 28% to 30% as we increase production activity at our manufacturing facilities in Costa Rica and Ireland—jurisdictions with lower tax rates.

Critical Accounting Policies

        We identified our most critical accounting policies to be related to revenue recognition, inventory valuation, and use of estimates.

        Revenue Recognition.    We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

        Inventories.    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) convention. We capitalize inventory costs associated with product candidates prior to regulatory approval, based on our judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Inamed to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. Actual results could differ from estimates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We conduct operations and other business activities in various foreign countries throughout the world. Global and regional economic factors and potential changes in laws and regulations affecting our business, including currency exchange rate fluctuations, interest rate fluctuations, changes in monetary policy and tariffs, and federal, state, and international laws, could impact our financial condition or future results of operations.

        Based on our overall interest rate exposure at March 31, 2002, primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2002, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. We use two interest rate swap agreements to convert approximately $50.0 million of floating rate to fixed rate debt to hedge interest rate exposures. The fixed rates applicable to our hedges range from 9.65% to 9.95%. (See NOTE 7 to the consolidated financial statements.)

        Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and yen. We face transactional currency exposures that arise when our foreign subsidiaries (or Inamed itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Generally, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at March 31, 2002, a hypothetical 10% change in foreign currency rates would not have a material impact on our balance sheet, sales, net income, or cash flows over a one-year period. From time to time, we enter into agreements to hedge certain foreign currency exposures on commitments. There were no significant open positions at this quarter-end or at year-end 2001.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2001, with material developments since that report described below.

Litigation Relating to Former Officer

        On February 22, 2002, we received a supplemental ruling in an arbitration brought against us by Mr. Thomas Pilholski, an officer of Inamed from 1997 to 1998. The panel awarded the former officer $0.7 million on his claim for wages lost, $1.1 million on his stock options claim, and $0.1 million on his claim for attorneys' fees. We had planned to appeal the decision and reserved $0.8 million in 2001 for probable losses related to the matter. In late March 2002, we decided to abandon our appeal efforts and recorded an additional charge of $1.1 million in the first quarter of 2002.

Kuzmak Matter

        On May 8, 2002, the United States District Judge assigned to Inamed Corporation, et al. vs. Lubomyr Kuzmak, et al., Case No. CV 99-02160 MMM, heard argument on our pending motion for summary judgment on our claims for specific enforcement of the January 24, 2000 letter agreement between Inamed and Kuzmak or, in the alternative, a determination that Kuzmak breached that agreement (the Letter Agreement Claims). At the conclusion of argument, the Court reserved decision on this motion and we expect to receive a ruling shortly.

        If the Court grants our motion for specific enforcement, we would obtain an exclusive license to, or a covenant not to sue under, all Kuzmak patents (all of which are now held by Ethicon Endo-Surgery, Inc.) through June 2005, when the Kuzmak patent containing the broadest device claim expires. We would also be obligated to pay Ethicon $650,000, a running royalty of $36 per Lap-Band® System sold in the U.S. through June 2005, and a nonrefundable advance on royalties of $2 million.

        If the Court grants our pending summary judgment motion, the Court would not reach or decide either Ethicon's claims for infringement of the Kuzmak patents, upon which Ethicon seeks both damages and a permanent injunction enjoining us from making or selling the Lap-Band® in the U.S. until the expiration of the last-to-expire Kuzmak patents, or our alternate claims seeking judicial declarations of invalidity, unenforceability, and/or non-infringement of the Kuzmak patents (together, the Patent Claims). If on the pending motion, the Court grants summary judgment to Ethicon, it is expected that the parties will proceed to discovery and trial on the Patent Claims. If the Court does not grant summary judgment to either party on the Letter Agreement Claims, under a prior bifurcation order issued by the Court, it is likely that the parties would proceed to trial in the coming months on the Letter Agreement Claims only. In that event the parties would proceed to discovery and a possible trial on the Patent Claims only if we lost the trial on the Letter Agreement Claims. In any event, either we or Ethicon could take an appeal from any appealable order or judgment entered by the Court or a writ from a non-final order ruling on the Letter Agreement Claims to the Federal Circuit Court of Appeals. Should we lose either the pending summary judgment motion or a trial on the Letter Agreement Claims, we could pursue an appeal of those determinations as part of any appeal following a trial on the Patent Claims.

        If we were to lose a trial on the Patent Claims and any subsequent appeal, we could be obligated to pay damages in the form of royalties to Ethicon from December, 1998. The fact-finder would determine a reasonable royalty rate based on a well-established multi-factorial test. Upon a finding that we willfully infringed one or more Kuzmak patents, the Court could also hold us liable to Ethicon for treble damages, although we believe this outcome is unlikely since, in terminating a license agreement with Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel.

        In addition to damages, at the conclusion of a trial on the Patent Claims, the Court could enjoin us from selling or making the Lap-Band® in the U.S. until the expiration of the last-to-expire Kuzmak patents found to be valid and enforceable and to have been infringed by us. In opposing an application for such an injunction, we would rely in part on well-established case-law under which such injunctions have been denied on public health grounds. If the Court reaches and decides the Patent Claims and we are held liable to pay royalties, we believe that the likely royalty rate would be between 3% and 9% of net sales made in the U.S.

        Regardless of the Court's determinations on our Letter Agreement Claims, including, without limitation, on our pending motion for summary judgment, we believe that we have strong claims that the Kuzmak patents are either invalid, unenforceable, or have not been infringed by our products, and we intend to prosecute our claims and defend against Ethicon's counterclaims vigorously.

ITEM 5. Other Information

        On May 4, 2002, Appaloosa Management LP, or Appaloosa, filed a Schedule 13D with the Securities and Exchange Commission stating its intent to distribute some of its holdings of our common stock to its limited partners. Prior to the distribution, Appaloosa and its affiliates beneficially owned approximately 31% of our common stock, or approximately 6.5 million shares. After the distribution (which was scheduled to occur on or about May 7), Appaloosa and its affiliates beneficially own approximately 4.1 million shares of our common stock and remain our largest stockholder. Appaloosa's 13D filing stated that it had no other present plans to dispose of its Inamed common stock.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

          The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1998.)
2.2
Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by reference to Exhibit (c)(1) to Schedule 14D-1 filed by Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)
3.1
Inamed's Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
3.2	Inamed's By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed's Current Report on Form 8-K filed with the Commission on October 15, 1998.)

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
4.5
Amendment No. 2 to Amended and Restated Rights Agreement, dated as of April 1, 2002, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
4.6
Letter Agreement by and between Inamed Corporation and Appaloosa Management LP regarding Rights Agreement. (Incorporated herein by reference to Exhibit 4.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.1
Loan Agreement, dated as of September 1, 1999, by and among Inamed Corporation and Inamed Acquisition Corporation, as Borrowers, the Initial Lenders named therein, as Initial Lenders, and Ableco Finance LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on September 15, 1999.)
10.2
Loan Agreement, dated as of February 1, 2000, by and among Inamed Corporation, as Borrower, and the Several Lenders from Time to Time Parties Hereto, First Union National Bank, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, GMAC Commercial Credit, LLC, as Documentation Agent, and Bear Stearns & Co., as Arranger. (Incorporated herein by reference to Exhibit 10.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
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
10.5	Warrant for Richard G. Babbitt, dated January 23, 1998. (Incorporated herein by reference to Exhibit 10.5 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.6	Warrant for Nicholas L. Teti, dated July 23, 2001. (Incorporated herein by reference to Exhibit 10.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.7	Warrant for Hani Zeini, dated September 28, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.8
Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.)
10.9
Second Amendment to the Lease by and between AMB Property, LP, and Collagen Corporation dated as of October 27, 1993 for 48340 Milmont Drive, Fremont, California. (Incorporated herein by reference to Exhibit 10.9 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.10
Second Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 8, 1996 for 5540 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.10 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.11
First Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 5, 1996 for 5520 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.11 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.12
Lease Agreement by and between Zona Franca Metropólitana, S.A., and McGhan Medical Corporation dated as of May 13, 1999 for Leased Premises in Barreal de Heredia, within Metro Free Zone, Costa Rica. (Incorporated herein by reference to Exhibit 10.12 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.13
Contract of Operation by and between La Promotora de Comércio Exterior de Costa Rica and McGhan Médico, S.A., dated November 30, 1999. (Incorporated herein by reference to Exhibit 10.13 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.14
Sublease Agreement by and between McGhan Medical Corporation and Agility Communications, Inc. dated as of January 28, 2000 for 600 Ward Drive, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.14 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.15
Lease by and between Rockber Partners, LLC, and McGhan Medical Corporation dated as of November 16, 1999 for 71 South Los Carneros, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.15 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.16
Amendment to Lease by and between Ekwill Street, LP and McGhan Medical Corporation dated as of September 1, 2001 for 5511, 5531, 5551, and 5571 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.16 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.17
Sub-Lease by and between the Industrial Development Authority and McGhan Limited dated as of August 29, 1990 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.17 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.18
Agreement to Grant Option to Purchase Premises by and between the Industrial Development Authority and McGhan Limited dated as of August 30, 1991 for Kilbride, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.18 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.19
Lease Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.19 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.20
Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 25, 1994 for the right to surrender that Lease dated September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.20 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.21
Fourth Amendment to Lease by and between Browne Trust Number Two and Inamed Corporation dated as of April 4, 1987 for 1035 Cindy Lane, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.21 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.22
Standard Sublease by and between Q.A.D., Inc and BioEnterics Corporation dated as of February 23, 2000 for 6420 Via Real, Suites 8 & 9, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.22 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.23
Standard Sublease by and between ValueClick, Inc. and BioEnterics Corporation dated as of November 1, 2000 for 6430 Via Real, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.23 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.24
Standard Sublease by and between Q.A.D., Inc. and BioEnterics Corporation dated as of December 21, 1999 for 6430 Via Real, Suites 3, 4 & 5, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.24 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.25
Standard Industrial Lease by and between William D. & Edna J. Wright dba South Coast Business Park and Q.A.D., Inc. dated as of November 30, 1993 for 6430 Via Real, Suites 3 through 8, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.25 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.26
Standard Industrial/Commercial Single-Tenant Lease by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 for 1125 Mark Avenue, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.26 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.27
License Agreement by and between Advanced Tissue Sciences, Inc. and Inamed Corporation dated as of May 10, 1999. (Incorporated herein by reference to Exhibit 10.27 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.28
Addendum to License Agreement by and between Advanced Tissue Sciences, Inc. and Inamed Corporation dated as of September 14, 1999. (Incorporated herein by reference to Exhibit 10.28 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.29
Amendment to License and Distribution Agreement by and between Inamed Corporation and ArthroCare Corporation dated as of January 27, 1999. (Incorporated herein by reference to Exhibit 10.29 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.30
Assignment Agreement by and between Medical Products Development, Inc. and Inamed Corporation dated as of October 16, 2000. (Incorporated herein by reference to Exhibit 10.30 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.31	Inamed Corporation Non-Employee Director's Stock Option Plan. (Incorporated herein by reference to Exhibit 10.31 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.32	Inamed Corporation 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.32 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.33	Inamed Corporation 1999 Director's Stock Election Plan. (Incorporated herein by reference to Exhibit 10.33 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.34	Inamed Corporation 2000 Employee Option Plan.
10.35
Inamed Corporation 2000 Employee Stock Purchase Plan, As Amended, dated as of December 7, 2001. (Incorporated herein by reference to Exhibit 10.35 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.36	Inamed 401(k) Plan. (Incorporated herein by reference to Exhibit 10.36 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.37
McGhan Ltd. Retirement Benefit Scheme (Declaration of Trust) by and between McGhan Limited and Coyle Hamilton Trustees Limited and Patrick Flood dated as of November 29, 1990. (Incorporated herein by reference to Exhibit 10.37 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.38	License Agreement by and between Reconstructive Technologies, Inc. and Inamed Corporation dated as of May 10, 1999.

99.1
Order and Final Judgment Certifying Inamed Settlement Class, Approving Class Settlement, and Dismissing Claims against Inamed and Released Parties dated February 1, 1999. (Incorporated herein by reference to Exhibit 99.1 of Inamed's Financial Report on Form 10-K for the year ended December 31, 1998.)

        (b) Current Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
May 15, 2002	By:	/s/ NICHOLAS L. TETI Nicholas L. Teti, Chief Executive Officer (Principal Executive Officer)
May 15, 2002	By:	/s/ KATHRYN E. FALBERG Kathryn E. Falberg, Executive Vice President & Chief Financial Officer (Principal Financial Officer)
May 15, 2002	By:	/s/ DECLAN DALY Declan Daly, Vice President & Corporate Controller (Chief Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (millions, except par value)
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (millions, except per share data)
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited) (millions)
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (millions)
PART II—OTHER INFORMATION
SIGNATURES