Form 10-Q
period 2002-06-30
INAMED CORP
filed 2002-08-19
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 1-9741

INAMED CORPORATION

Delaware (State of incorporation)	59-0920629 (I.R.S. Employer Identification No.)

5540 Ekwill Street
Santa Barbara, California 93111-2936

Telephone Number: (805) 683-6761

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On August 16, 2002, there were 20,901,928 shares of the Registrant's common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	June 30, 2002 (Unaudited)	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$46.7	$34.8
Trade accounts receivable, net of allowances of $12.8 and $11.3 in 2002 and 2001, respectively	42.8	35.6
Inventories (note 6)	44.9	44.1
Prepaid expenses and other current assets	7.0	6.9
Deferred income taxes	14.6	14.7

Total current assets	156.0	136.1

Property and equipment, net	42.1	39.4
Goodwill (note 9)	149.8	149.4
Other intangible assets, net (note 9)	41.8	44.0
Deferred income taxes	22.3	21.8
Investments	2.7	5.7
Other assets	3.2	3.8

Total assets	$417.9	$400.2

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital leases	$6.7	$12.4
Accounts payable	16.3	20.1
Income taxes payable	8.8	9.7
Accrued liabilities and other	31.7	30.6

Total current liabilities	63.5	72.8

Long-term debt and capital leases, net of current portion	107.8	108.6
Other long-term liabilities	40.5	44.4
Commitments and contingencies (note 10)
Stockholders' equity:
Common stock, $0.01 par value; authorized, 50.0 and 50.0 shares; issued, 21.0 and 21.2 shares; outstanding, 21.0 and 20.2 shares for 2002 and 2001, respectively	0.2	0.2
Additional paid-in capital	157.4	170.0
Treasury stock, at cost, 0.0 and 1.0 shares in 2002 and 2001, respectively	—	(24.0)
Retained earnings	59.7	43.2
Accumulated other comprehensive loss	(11.2)	(15.0)

Stockholders' equity	206.1	174.4

Total liabilities and stockholders' equity	$417.9	$400.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net sales	$71.7	$62.6
Cost of goods sold	19.5	16.5

Gross profit	52.2	46.1

Operating expenses:
Selling, general, and administrative	32.0	24.9
Research and development	3.9	2.9
Special charges (note 4)	4.6	—
Amortization of intangible assets and non-cash compensation	1.3	2.6

Total operating expenses	41.8	30.4

Operating income	10.4	15.7

Other income (expense):
Net interest expense and debt costs	(2.1)	(2.8)
Foreign currency transaction gains	0.4	0.6
Royalty income and other	1.3	1.8

Total other expense	(0.4)	(0.4)

Income before income tax expense	10.0	15.3
Income tax expense	1.8	5.4

Net income	$8.2	$9.9

Net income per share of common stock:
Basic	$0.40	$0.49

Diluted	$0.37	$0.46

Weighted average shares outstanding:
Basic	20.7	20.2

Diluted	22.0	21.7

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net sales	$134.9	$120.4
Cost of goods sold	38.1	31.7

Gross profit	96.8	88.7

Operating expenses:
Selling, general, and administrative	59.4	49.2
Research and development	6.8	5.7
Restructuring charges	—	8.4
Special charges (note 4)	4.6	—
Amortization of intangible assets and non-cash compensation	2.7	5.2

Total operating expenses	73.5	68.5

Operating income	23.3	20.2

Other income (expense):
Net interest expense and debt costs	(4.9)	(5.5)
Foreign currency transaction gains	0.9	0.4
Royalty income and other	2.6	3.0

Total other expense	(1.4)	(2.1)

Income before income tax expense	21.9	18.1
Income tax expense	5.4	6.8

Net income	$16.5	$11.3

Net income per share of common stock:
Basic	$0.80	$0.56

Diluted	$0.76	$0.52

Weighted average shares outstanding:
Basic	20.5	20.3

Diluted	21.8	21.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS)
(Unaudited)
(millions)

	Common Stock (Issued)
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2001	21.2	$0.2	$170.0	$(24.0)	$43.2	$(15.0)	$174.4

Comprehensive income:
Net income					16.5		16.5
Translation adjustment						4.0	4.0
Unrealized loss on interest rate swap agreements						(0.2)	(0.2)

Total comprehensive income							20.3
Cancellation of treasury stock	(1.0)		(24.0)	24.0			—
Non-cash compensation expense on options			0.6				0.6
Exercise of stock options and warrants	0.8		7.2				7.2
Tax benefit of option exercises			3.6				3.6

Balance, June 30, 2002	21.0	$0.2	$157.4	$—	$59.7	$(11.2)	$206.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net income	$16.5	$11.3
Non-cash elements included in net income:
Depreciation and amortization	5.7	7.6
Tax benefit from stock option exercises	3.6	—
Deferred income taxes	(0.4)	2.3
Non-cash compensation	0.6	0.5
Special charges	3.0
Provision for doubtful accounts, notes, and returns	1.5	—
Amortization of deferred loan costs	0.5	—
Changes in assets and liabilities:
Trade accounts receivable	(8.7)	(2.6)
Inventories	(1.1)	(3.7)
Prepaid expenses and other current assets	(0.2)	3.5
Accounts payable	(3.8)	(0.3)
Income taxes payable	(0.7)	(0.1)
Accruals and other long-term liabilities	(2.7)	(3.3)

Net cash provided by operating activities	13.8	15.2

Cash flows used in investing activities:
Purchase of property and equipment	(6.4)	(11.5)

Net cash used in investing activities	(6.4)	(11.5)

Cash flows provided by (used in) by financing activities:
Proceeds from long-term debt	—	25.0
Principal repayment of notes payable and long-term debt	(5.7)	(13.5)
Issuance of common stock	7.2	1.5
Acquisition of treasury shares	—	(16.3)

Net cash provided by (used in) financing activities	1.5	(3.3)

Effect of exchange rate changes on cash	3.0	(4.7)
Change in cash and cash equivalents:
Net change in cash and cash equivalents	11.9	(4.3)
Cash and cash equivalents at beginning of period	34.8	22.3

Cash and cash equivalents at end of period	$46.7	$18.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5.5	$3.2

Income taxes	$3.6	$4.5

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(millions)

NOTE 1—INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

        Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q. Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires Inamed to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, adequacy of allowances for doubtful accounts, valuation of intangible assets and investments, income taxes, and litigation. Inamed bases its estimates on historical and anticipated results and trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Revenue Recognition

        Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product return history.

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

Allowance for Doubtful Accounts

        Inamed maintains an allowance for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowance for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends and changes in customer payment terms. If the financial condition of Inamed's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

Litigation

        Inamed is involved in various litigation matters as a claimant and as a defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

        The provision for product warranty primarily relates to Inamed's "Confidence Plus" program. The amount of the provision is calculated and recorded based on actuarial amounts. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.

NOTE 2—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

THE COMPANY

        Inamed Corporation, a Delaware Corporation, and its subsidiaries, or Inamed, is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. Inamed has three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and health (consisting of products for use in treating severe and morbid obesity). Inamed's manufacturing locations are in California, Costa Rica, and Ireland; and its administrative support functions are in California and Ireland. Inamed sells through distributors and, in certain countries including the U.S., through its own staff of sales representatives.

PRESENTATION

        The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

RECENT PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. Inamed will adopt this statement in 2003 and is currently reviewing this statement to determine its impact. However, Inamed does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

        On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results from operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. Inamed has adopted this statement, which has not had a material impact on its financial position or results of operations.

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

NOTE 3—RESTRUCTURING COSTS

        Inamed recorded $12.0 of restructuring costs in 2001. This restructuring was a series of events to change senior management and consolidate facilities. At December 31, 2001, the accrual was $4.6. During the current quarter, Inamed paid $0.5 in restructuring costs. As of June 30, 2002, the remaining accrual for restructuring charges was $2.8 comprised of $2.5 for severance-related expenditures and $0.3 for expenditures to exit leased facilities. We expect $1.9 of payments under the restructuring to be made in the next year.

NOTE 4—SPECIAL CHARGES

        In 2000, Inamed entered into an agreement with Reconstructive Technologies, Inc. (RTI) under which the Company acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. RTI performed research and development work for the Company in the areas of autologous tissue generation. In conjunction with the agreement, Inamed invested $3.0 in the capital stock of RTI. During the three-month period ended June 30, 2002, Inamed decided not to pursue this research any further and determined that the investment was completely impaired. As a result, a writeoff of approximately $3.0 was booked in the period ended June 30, 2002. The impairment of this investment to zero was based on a review of RTI's financial conditions, cash flow projections, and operating performances.

        In 1999 the Company entered into an agreement with ArthroCare Corporation to distribute ArthroCare's Coblation products in the cosmetic surgery field. During the three-month period ended

June 30, 2002, the Company recorded a charge of approximately $0.3 pursuant to a settlement agreement between the Company and ArthroCare Corporation.

        During the period ended June 30, 2002, Inamed conducted an intensive analysis of its potential sales tax liabilities. Based on the results of this analysis, the Company accrued an additional liability of $1.3 during the quarter.

NOTE 5 — EARNINGS PER SHARE RECONCILIATION (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Computations of per share earnings for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
Net Income—Basic and Diluted	$8.2		$9.9		$16.5		$11.3

Weighted average shares outstanding—Basic	20.7		20.2		20.5		20.3
Dilutive effect of stock options and warrants	1.3	(1)	1.5	(1)	1.3	(1)	1.5	(1)

Weighted average shares outstanding—Diluted	22.0		21.7		21.8		21.8
Per share amount
Basic	$0.40		$0.49		$0.80		$0.56

Diluted	$0.37		$0.46		$0.76		$0.52

(1)
The calculation excludes 0.6 and 1.2 options that are anti-dilutive for the three months ended June 30, 2002 and 2001, respectively and excludes 0.6 and 1.5 options that are anti-dilutive for the six months ended June 30, 2002 and 2001, respectively.

NOTE 6—INVENTORIES

        Inventories are summarized as follows:

	June 30, 2002	December 31, 2001
Raw materials	$10.8	$12.5
Work in process	12.2	8.5
Finished goods	21.9	23.1

	$44.9	$44.1

        Inamed includes inventory costs associated with product candidates prior to regulatory approval, based on its judgment of probable future commercialization. At June 30, 2002 and December 31, 2001, Inamed had $5.5 and $4.8, respectively, of such product—comprised entirely of bioengineered human-derived collagen in support of the planned launches of CosmoDerm™ and CosmoPlast™ in 2002.

NOTE 7—SALES BY PRODUCT LINE

        Sales by product line for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Breast Aesthetics	$41.5	$37.8	$78.6	$73.5
Facial Aesthetics*	19.6	17.2	36.1	32.7
Obesity Intervention	9.5	5.7	17.4	11.1
Other**	1.1	1.9	2.8	3.1

Total Sales	$71.7	$62.6	$134.9	$120.4

*
Excluding discontinued products, facial aesthetics sales were $19.6 and $36.1 for the three and six months ended June 30 2002, respectively, and $16.5 and $31.2 for the three and six months ended June 30 2001, respectively.

**
Other products consist of collagen sales to other medical manufacturers.

NOTE 8—INTEREST RATE SWAPS

        At June 30, 2002, Inamed had an interest rate swap agreement with a financial institution. The purpose of this agreement is to establish a hedge against interest rate fluctuations due to variable rate debt. Inamed has designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses. The swap agreement compares the one-month London Interbank Offered Rate, or LIBOR, to a fixed rate at 9.8% on a notional value of $52.5. This swap requires monthly interest payments to settle the differences in its fixed rate compared to one month LIBOR plus 3.0%. Inamed includes these payments in interest expense. All of the change in value of the derivative is recorded in other comprehensive income in accordance with hedge accounting. At June 30, 2002 and December 31, 2001, the fair value of the swaps represented a liability of approximately $4.4 and $4.2 respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

        During the first quarter of 2002 Inamed adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. In accordance with SFAS 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill. Inamed will continue to test goodwill and other intangible assets not subject to amortization for impairment at least annually.

        Goodwill was $149.8 as of June 30, 2002 and $149.4 as of December 31, 2001. Other intangible assets not subject to amortization were $4.0 as of June 30, 2002 and 4.2 as of December 31, 2001. The changes since December 31, 2001 represents the effect of foreign exchange translation on goodwill and other intangibles carried in subsidiaries with functional currencies other than the U.S. dollar.

        Intangible assets subject to amortization were $37.8 and $39.8 as of June 30, 2002 and December 31, 2001, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. These assets are as follows:

	June 30, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	$42.3	$(9.3)	$33.0	$42.3	$(7.7)	$34.6
Patents	5.7	(0.9)	4.8	5.7	(0.6)	5.1
Other	2.4	(2.4)	—	2.4	(2.3)	0.1

Total Intangibles Subject to Amortization	$50.4	$(12.6)	$37.8	$50.4	$(10.6)	$39.8

Other Intangibles Not Subject to Amortization	4.0	—	4.0	4.2	—	4.2

Total Other Intangibles	54.4	(12.6)	41.8	54.6	(10.6)	44.0

        Aggregate amortization expense for intangible assets was $1.1 and $2.2 for the three and six months ended June 30, 2002, respectively. There was no impairment loss recorded during the quarter. For the years 2002 through 2006, amortization expense is expected to be between $3.9 and $4.1 annually.

        The following table presents net income on a comparable basis, after adjustment for amortization of goodwill and other intangible assets no longer subject to amortization (per share amounts shown as actual, not millions), for the three and six months ended June 30:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net income	$8.2	$9.9	$16.5	$11.3
Add back:
Goodwill amortization, net of tax	0.8	0.8	1.6	1.6
Other amortization of intangible assets no longer subject to amortization, net of tax	—	1.4	—	2.8

Adjusted net income	$9.0	$12.1	$18.1	$15.7

Basic earnings per share:
As reported	$0.40	$0.49	$0.80	$0.56

As adjusted	$0.43	$0.60	$0.88	$0.77

Diluted earnings per share
As reported	$0.37	$0.46	$0.76	$0.52

As adjusted	$0.41	$0.56	$0.83	$0.72

Weighted average shares outstanding:
Basic	20.7	20.2	20.5	20.3
Diluted	22.0	21.7	21.8	21.8

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company is involved in various litigation matters as a claimant and as a defendant. Inamed record any amounts recovered in these matters when collection is certain. Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. Actual results could differ from estimates. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

        During the period ended June 30, 2002, Inamed renewed its product liability insurance. Due to significant increases in insurance premiums the Company has reduced its product liability insurance from $25 million with a $5 million deductible to $7 million with a $2 million deductible. Inamed believes the increase in premiums was due to an overall decrease in the insurance market capacity. The Company is in the process of seeking additional coverage at commercially reasonable rates.

NOTE 11—SUBSEQUENT EVENTS

        Arthur Andersen LLP was previously the principal independent accountants for the Company. On July 19, 2002, that firm's appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        We are providing this information as of the filing date of this Quarterly Report, do not plan to update this information, and expressly disclaim any duty to update the information contained in this Quarterly Report, except as required by law.

        This Quarterly Report contains projections and other forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to the report on Form 10-K for the year ended December 31, 2001 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to those risk factors described in "Risks and Uncertainties" below. The information contained in this Quarterly Report is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions. We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise. We undertake no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        By including any information in this Quarterly Report, we do not necessarily acknowledge that disclosure of such information is required by applicable law or that the information is material.

Liquidity And Capital Resources

        We had cash and equivalents of $46.7 million at June 30, 2002, of which $25.8 million was outside of the U.S. Our current plan is not to repatriate funds from foreign operations, which preserves the current tax treatment on foreign profits. Cash provided by operations was $13.8 million in the first half of 2002 compared to $15.2 million for the same period of 2001. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

        Capital expenditures, primarily for manufacturing equipment and facilities improvements, totaled $6.4 million for the six months ending June 30, 2002 compared with $11.5 million in the same period of 2001. We anticipate spending approximately $15 million to $18 million in 2002 on capital projects, with the largest project being the first phase of an integrated business information system (enterprise resource planning, or ERP) implementation.

        As of June 30, 2002, we had $114.4 million outstanding under a term loan credit facility. Minimal quarterly principal payments of $0.3 million are due through March 2004 and additional quarterly payments of $26.0 million are due from January 2004 through January 2005. We also have a $25.0 million revolving credit facility, which is currently unutilized. The term loan and any advances under the revolving credit facility bear interest at a floating rate equal to one, two, three, or six-month LIBOR plus 4.0%. We have an interest rate swap of $52.5 which locked in a fixed interest rate of 9.8 % until January, 2005.

        In the first half of 2001, we spent $16.3 million to repurchase our stock. We have not repurchased stock in 2002 and we are restricted from doing so under the current terms of our credit agreement.

        The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality.

        We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that we will be able to obtain sufficient replacement financing to repay the existing term loan. However, we may raise additional debt or equitycapital from time to time.

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001.

Sales

        Net sales (net of returns, discounts, and allowances), or sales, for the three and six months ended June 30, 2002 were $71.7 million and $134.9 million, respectively, an increase of $9.1 million, or 15%, and $14.5 million, or 12%, from the same periods in 2001. We expect total sales to grow at a low to mid double digit rate in 2002.

        Breast Aesthetics.    Breast aesthetics sales increased to $41.5 million and $78.6 million, for the three and six months ended June 30, 2002, respectively up 9.8% and 7.0% from the same periods in 2001. We expect sales in this market area to grow at a mid to high single digit rate in 2002. Sales in the U.S. were up approximately 6.3% and 4.9% from the three and six months ended June 30, 2001 respectively, led by growth in breast augmentation. Internationally, sales of breast aesthetics were up 17.7% and 11.5% from the three and six months ended June 30, 2001 respectively, with solid performance in both the reconstruction and augmentation areas.

        Facial Aesthetics.    Facial aesthetics sales were $19.6 million and $36.1 million for the three and six months ended June 30, 2002, respectively, an increase of 18.8% and 15.7% from the same periods in 2001, excluding discontinued products. In the U.S. and Canada, for the three and six months ended June 30, 2002, respectively, sales grew approximately 34.6% and 26.4%, led by Zyderm® and Zyplast®, which continued to demonstrate strong performance. These increases were driven by increased average selling price and increase awareness around facial rejuvenation. In international markets, sales were down 9.7% and 5.9% from the three and six months ended June 30, 2001, respectively. We expect facial aesthetics sales to grow at a high single to low double digit rate in 2002.

        Health.    Health sales for the three and six months ended June 30, 2002 were $9.5 million and $17.4 million, respectively, up 66.3% and 56.9% from the same periods of 2001, respectively. In the U.S., sales grew to $3.9 million and $6.5 million, for the three and six months ended June 30, 2002, respectively, an increase of $3.5 million and $5.8 million from the same periods of 2001—driven primarily by sales of the Lap-Band® System, which was approved by the FDA for sale in the U.S. in June 2001. Internationally, sales grew by 5.7% and 5.1% from the three and six months ended June 30, 2001, respectively. International sales have been affected by competitive pressures, but we believe our universal gastric band patent, which has been issued in the U.S. and was approved by the European technical board for issuance in Europe, should provide the Company with a significant competitive advantage. We expect to register the patent across Europe later this year. Worldwide, we expect 2002 sales to increase 50% to 60% over sales in 2001, with growth rates increasing during the year as the Lap-Band® U.S. product launch gains momentum.

Gross Profit

        Gross profit as a percentage of sales were 72.8% and 71.8% for the three and six months ended June 30, 2002, respectively, compared to 73.6% and 73.7% for the same periods of 2001. This decrease arose outside of the U.S. and was primarily due to lower average selling prices in breast aesthetics due to a change in product mix and increased sales of Hylaform®. For 2002, we expect the gross profit margin to be 71% to 72% of sales.

Selling, General, and Administrative (SG&A)

        Selling, general, and administrative expenses were $32.00 million and $59.4 million, for the three and six months ended June 30, 2002, respectively, an increase of $7.1 million and $10.2 million over the same periods in 2001. The increases are primarily due to the launches of our LAP-BAND System in the U.S. and our Cohesive Gel Matrix products internationally. Also, we have incurred unanticipated legal expenses associated with various litigation matters and business development agreements; and additional consulting resources and expenses to support various core business functions. Included in the six months ended June 30, 2002 was a $1.1 million charge relating to a legal settlement with a former officer. Due to the product launches, higher legal expenses and the legal settlement, we now expect SG&A expenses for the year to be 42% to 44% of sales.

Research and Development (R&D)

        Research and development expenses of $3.9 million and $6.8 million for the three and six months ended June 30, 2002, respectively, increased by $1.0 million and $1.1 million from the same periods in 2001. In 2002, we expect R&D expenses to be within a range of $14 to $15 million as we incur milestone payments and increased clinical development expenses for our botulinum toxin and Hylaform products.

Restructuring

        There was no restructuring charge in either of the first two quarters of 2002. However, in the first quarter of 2001, we announced the resignation of our President and Co-CEO, the planned closing of our New York City office, and a reduction in workforce at our McGhan Medical subsidiary in Santa Barbara, California. As a result, in the first quarter of 2001, we recognized a restructuring charge of $8.4 million—primarily consisting of severance costs. There was no restructuring charge in the second quarter of 2001.

Special Charges

        In 2000, we entered into an agreement with Reconstructive Technologies, Inc. or RTI under which we acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. In conjunction with this agreement, we invested $3 million in the capital stock of RTI. We have made a decision not to pursue this research any further. During the three months ended June 30, 2002, we determined that the value of this investment was completely impaired and wrote it off.

        In 1999 the Company entered into an agreement with ArthroCare Corporation to distribute ArthroCare's Coblation products in the cosmetic surgery field. During the three-month period ended June 30, 2002, the Company recorded a charge of approximately $0.3 million pursuant to a settlement agreement between the Company and ArthroCare Corporation.

        During the period ended June 30, 2002, Inamed conducted an intensive analysis of its potential sales tax liabilities. Based on the results of this analysis, the Company accrued an additional liability of $1.3 million during the quarter.

Amortization and Non-Cash Compensation

        Amortization of intangibles and non-cash compensation was $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively, compared to $2.6 million and $5.2 million for the same periods of 2001. The reduction resulted from the implementation of SFAS 142, which eliminated the amortization of goodwill and other intangible assets of indefinite lives.

Interest Expense

        Net interest expense and debt costs were $2.1 million and $4.9 million for the three and six months ended June 30, 2002, respectively, and $2.8 million and $5.5 million for the same periods in 2001. The decrease is largely due to reduction of our debt and overall reduction of interest rates.

Foreign Currency

        Foreign currency transactions resulted in gains of $0.4 million and $0.9 million in the three and six months ended June 30, 2002, respectively, compared to gains of $0.6 and $0.4 million for the same periods of 2001.

Royalty and Other Income

        Royalty and other income for the three and six months ended June 30, 2002 was $1.3 million and $2.6 million respectively, slightly down from the $1.8 million and $3.0 million recognized in the same periods of 2001. The slight decrease is due to the expiration of one of our royalty contracts.

Income Tax Expense

        Income tax expense was $1.8 million and $5.4 million for the three and six months ended June 30, 2002, respectively, compared to $5.4 million and $6.8 million for of the same periods of 2001. The decrease in our tax expense is largely due to our increased production in international facilities of Costa Rica and Ireland, which have lower tax rates, and our proactive management of foreign tax benefits which reduces our effective tax rate. In 2002, we expect the tax rate to be in a range of 23% to 25%.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, adequacy of allowances for doubtful accounts, valuation of intangible assets and investments, income taxes, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

        In connection with the preparation of our unaudited interim financial statements for the quarter ended June 30, 2002, we identified certain accounting matters from prior periods. The Company disclosed these risks, including a potential income tax effect of up to $5.0 million related to certain debt transactions and up to $1.5 million of potential liability for under-accrued warranty obligations, concurrent with the public announcement of our preliminary operating results on August 12, 2002.

        During the period 1996 to 1999, Inamed had long term notes whose payment was collateralised by the stock or guarantee of foreign subsidiaries. Upon review of this transaction structure, current management believes that it is likely that a tax liability for a deemed dividend over the four-year period from 1996 to 1999 during which the notes were outstanding will result and that the Company failed to provide for this liability when it arose.

        Inamed currently has a reserve for the Confidence Plus warranty program for its breast implants in the United States. The Company forecasts the amount of potential future claims from this warranty based on actuarial analyses. The Company has evaluated its discounting of its Confidence Plus warranty liability, and has determined that discounting is appropriate. The Company will continue to monitor the discount rate used in determining, the warranty liability on an ongoing basis and adjust such rate if necessary.

        We have evaluated the financial accounting treatment for the debt and warranty transactions, and have determined that the effects of these prior period issues are immaterial to the financial position of the Company. Accordingly, no adjustment has been made in the financial statements included in this quarterly report on Form 10-Q as a result of either the income tax or product warranty issue. While we believe that the basis for our determinations is reasonable, future events could cause our judgments with respect to our determination of materiality to be inaccurate.

        Revenue Recognition.    We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowance for doubtful accounts is based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

        Litigation.    We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

        Product Warranties.    The provision for product warranty primarily relates to our "Confidence Plus" program. The amount of the provision is calculated and recorded based on actuarial amounts. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.

Risks and Uncertainties

        Certain statements contained in this Quarterly Report on Form 10-Q, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," and "should," or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

        IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR RESERVES AND INSURANCE COVERAGE.

        We have in the past been, and may in the future be, subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to declare bankruptcy or even cease operations. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

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

        During the period ended June 30, 2002, we renewed our product liability insurance. Due to significant increases in insurance premiums we reduced our product liability insurance from $25 million with a $5 million deductible to $7 million with a $2 million deductible. We believe the increase in premiums was due to an overall decrease in the insurance market capacity. We are in the process of seeking additional coverage at commercially reasonable rates but we cannot assure you that adequate product liability insurance will continue to be available, either at existing or increased levels of coverage, or on commercially reasonable terms.

        In addition, we continue to incur substantial expenses for our explantation program, regulatory compliance, bodily injury claims, and related matters arising from the discontinued Trilucent breast implants. While we have insurance for some of these expenses, and have also established reserves for them in excess of our insurance program, it is possible that the combined amount of our insurance and reserves may be insufficient to cover all our future Trilucent-related liabilities. In the United Kingdom and Spain, while we have succeeded in negotiating a claims settlement protocol, women are free to "opt out" of this program and to bring individual actions for personal injuries and financial loss. In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. Under agreements with the United Kingdom Medical Devices Agency, we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted by the Trilucent Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than is currently believed. In addition to claims in the U.S., U.K., and Spain, we face Trilucent-related liability in other jurisdictions, including in other countries in the European Community, Argentina, and elsewhere. Although we had reserves at June 30, 2002 of $12.3 million and unapplied insurance coverage in excess of $6 to $26 million depending on the ultimate outcome of the pending coverage litigation between the Company and one of its carriers, to cover bodily injury claims, these reserves and insurance policies may be inadequate to cover all future Trilucent-related contingent liabilities.

        IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

        Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products, and collagen-based facial injections, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob, or "mad cow", disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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

        IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WILL SUFFER.

        Breast augmentation and reconstruction, obesity intervention, and collagen-based implants and injections and other facial aesthetics procedures are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our sales and profitability.

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

        OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGERIAL, TECHNICAL, SELLING AND MARKETING PERSONNEL COULD ADVERSELY EFFECT OUR BUSINESS

        Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. None of our employees is under any obligation to continue providing services to Inamed.

        Our current Chief Executive Officer, Nicholas Teti, was appointed to that position in August 2001. In the months following his appointment, Mr. Teti has installed an entirely new management team and implemented a number of significant operational and strategic changes at Inamed. We believe that our success depends to a significant extent on the ability of our key personnel, including the new management team, to operate effectively, both individually and as a group.

        We must continue to attract, train and retain managerial, technical, selling and marketing personnel. In particular, we are currently seeking to hire additional skilled development engineers who are currently in limited supply. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

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

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. At present, we are a defendant in one such matter. See Part II, Item 1. Legal Proceedings.

        WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND SILICONE MOLDED COMPONENTS, AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform(r) gel and silicone facial implants. If there is any disruption in the supply of these products, our sales and profitability would be adversely affected.

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

        Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. In Europe, there is a risk that we may not be successful in meeting the

European quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market the Company's current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export its products in the future, and countries to which products are to be exported may not approve them for import.

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

        IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

        We may attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or other intangibles, and the incurrence of large, immediate write-offs.

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

        OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS HISTORICALLY BEEN LOW.

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

  •
  litigation or public concern about the safety of our products.; and

  •
  resignation of senior officers

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

        FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 16, 2002, there were 20,901,928 shares of our common stock outstanding, with another 2.0 million shares of common stock issuable upon exercise of options issued or available for issuance under our stock option plans. The stock underlying these options has been registered for resale with the SEC, as has the resale of an aggregate of 1.0 million shares of common stock, including approximately 1.0 million shares underlying currently unexercised but in-the-money warrants held by certain investors.

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

        Based on our overall interest rate exposure at June 30, 2002, primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2002, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. We use one interest rate swap agreement to convert approximately $53.0 million of floating rate to fixed rate debt to hedge interest rate exposures. The fixed rate applicable to our hedge is 9.8%. (See NOTE 8 to the consolidated financial statements.)

        Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and yen. We face transactional currency exposures that arise when our foreign subsidiaries (or Inamed itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Generally, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at June 30, 2002, a hypothetical 10% change in foreign currency rates would not have a material impact on our balance sheet, sales, net income, or cash flows over a one-year period. From time to time, we enter into agreements to hedge certain foreign currency exposures on commitments. There were no significant open positions at this quarter-end or at year-end 2001.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, with material developments since those reports described below.

Litigation Relating to Former Officer

        On May 31, 2002, we received a second supplemental ruling in an arbitration brought against us by Mr. Thomas Pilholski, an officer of Inamed from 1997 to 1998. The panel granted the officer's claim for back interest to the extent of $20 thousand and denied all other supplemental claims. Since no appeal was timely noticed or filed by either party, the matter is now closed.

Kuzmak Matter

        In an opinion dated May 28, 2002, the U.S. District Judge assigned to Inamed Corporation, et al. vs. Lubomyr Kuzmak, et al., Case No. CV 99-02160 (MMM), denied our motion for summary judgment on our claims for specific enforcement of the January 24, 2000 letter agreement between Inamed and Kuzmak or, in the alternative, a determination that Kuzmak breached that agreement (the Letter Agreement Claims) and entered summary judgment on these claims for Kuzmak and newly-added defendant Ethicon Endo-Surgery, Inc. (Ethicon). We have appealed the District Court's May 28 rulings to the U.S. Court of Appeals for the Federal Circuit. Kuzmak and Ethicon have moved to dismiss the appeal as premature. The Federal Circuit is expected to rule on the timeliness of the appeal by fall 2002. If the Federal Court dismisses our appeal as premature, we would pursue the appeal following any adverse final judgment in the District Court on the parties' patent claims.

        Following a July 22, 2002 status conference, the District Court entered a pre-trial scheduling order under which discovery in this matter is to be completed by January 24, 2003, a hearing on claim construction is be held on March 10, 2003, and a trial is to be held beginning August 26, 2003.

        Irrespective of the outcome of our recently filed appeal on our Letter Agreement Claims, we believe that we have strong claims that the Kuzmak patents (which are now held by Ethicon) are either invalid, unenforceable, or have not been infringed by our products, and we intend to prosecute our claims and defend against Kuzmak and Ethicon's counterclaims vigorously.

U.S. Trilucent Matters

        On July 15, 2002, the Company reached an agreement in principle to settle three Trilucent-related matters in the U.S., the Vaernes lawsuit, the Bell lawsuit and a claim by a Ms. Lori Weltz. The settlements, which are each subject to definitive documentation, would not have a material adverse effect upon the Company or its financial position or on the amount of the remaining Trilucent reserve.

Sager Litigation

        In late June, 2002, we filed our opposition papers on plaintiffs' motion for class certification. The Court has rescheduled oral argument on this motion for August 26, 2002. No trial date has been set and we intend to defend this action vigorously.

Dispute with ArthroCare Corporation

        In August, 2002, the Company settled our dispute with ArthroCare Corporation. Pursuant to the settlement the Company and ArthroCare have dismissed the pending arbitration at the American Arbitration Association with prejudice and exchanged general releases.

Wedbush Matter

        In Ahr v. Medical Device Alliance, Inc., on July 5, 2002, the court entered a judgment in the Company's favor for $2.5 million plus costs. On July 29, 2002, Wedbush filed an appeal on this judgment and related orders, including the court's order dismissing Wedbush's cross-claims against the Company. On July 29, 2002, Wedbush posted a bond in the amount of $3 million to secure the Company's judgment pending appeal.

ITEM 2. Changes in Securities and Use of Proceeds

        Not Applicable

ITEM 3. Defaults Upon Senior Securities

        Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        On June 14, 2002, the Company held its annual stockholders' meeting (the "Meeting"), whereby the stockholders (i) elected seven (7) directors; and (ii) amended the Company's 2000 Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Plan from 775,000 to 1,525,000 and to increase the limit on the number of shares subject to options that may be granted to any individual during any fiscal year from 18,000 to 300,000 shares. The vote on such matters was as follows:

1.
ELECTION OF DIRECTORS

	Total Vote of each nominee	Total Vote withheld from each nominee
Richard G. Babbitt	18,726,513	202,295
Nicholas L. Teti	18,800,049	128,759
James E. Bolin	18,799,709	129,099
Malcolm R. Currie, Ph.D	18,798,599	130,209
John F. Doyle	18,799,509	129,299
Mitchell S. Rosenthal, M.D.	18,800,599	128,599
David A. Tepper	18,800,209	128,599
2.
AMENDMENT TO COMPANY'S 2000 EMPLOYEE STOCK OPTION PLAN

For	12,579,644
Against	6,297,388
Abstaining	54,776

ITEM 5. Other Information

        On May 3, 2002, Appaloosa Management LP, or Appaloosa, and an affiliate filed an amendment to their Schedule 13D with the Securities and Exchange Commission disclosing that Appaloosa intended to distribute some of its holdings of our Common Stock to its limited partners and other fund investors. Prior to the distribution, Appaloosa and an affiliate beneficially owned approximately 31% of our outstanding Common Stock, or approximately 6.5 million shares. After the distribution (which, according to a subsequent amendment, occurred on or about May 7, 2002), Appaloosa and an affiliate beneficially own approximately 4.062 million shares in the aggregate, or approximately 18.7%, of our outstanding Common Stock, and thus Appaloosa remains our largest stockholder. Appaloosa's recent amendments to its 13D filing state that it has no current plans to dispose of its remaining Inamed common stock, while reserving the right to change its plans and intentions at any time.

        The Company currently has four outstanding warrants held by three affiliates of Appaloosa. Two of the warrants expire as of September 1, 2002 (the "September Warrants"), and two of the warrants expire as of October 1, 2002 (the "October Warrants").

        The September Warrants can each be exercised for 289,755 shares of the Company's Common Stock (a total of 579,510 shares) at an exercise price of $6.50 per share. Principals of Appaloosa have informally notified the Company that each warrant holder intends to exercise its warrant prior to the warrant's expiration date. If the September Warrants are exercised in full and without triggering the net issuance provisions in the warrants, the Company would receive approximately $3.8 million in proceeds upon exercise.

        The October Warrants can each be exercised for 181,143 shares of the Company's Common Stock (a total of 362,286 shares) at an exercise price of $7.50. The Company has not received any notice regarding intended exercise of the October Warrants. If the October Warrant holders are exercised in full and without triggering the net issuance provisions in the warrants, the Company would receive approximately $2.7 million in proceeds upon exercise.

        If the holders of the September Warrants and the October Warrants elect to exercise the warrants pursuant to the net issuance provisions of the warrants, the number of shares to be issued and the proceeds to be received by the Company would be reduced in accordance with a formula set forth in the warrants.

        Effective July 2, 2002, the Company and its then Chairman, Richard G. Babbitt entered into a Transition and Advisory Agreement (the "Transition Agreement") under which Mr. Babbitt resigned as Chairman of the Board, agreed to continue to serve as a director of the Company through December 31, 2002, and agreed to render certain advisory and consulting services to the Board, personally or through a newly-formed corporation, through December 31, 2004. The Transition Agreement, which has been filed as an exhibit hereto, supersedes the Employment Agreement dated as of January 23, 1998 between the Company and Mr. Babbitt, which is of no further force and effect. Under the Transition Agreement, the Company will pay $400,000 per year to Mr. Babbitt in compensation for his services through December 31, 2004, and will provide or pay for medical benefits through July 31, 2005. Mr. Babbitt also remains eligible for bonus compensation through December 31, 2002.

        Upon the effectiveness of Mr. Babbitt's resignation, Nicholas L. Teti, Jr., President, Chief Executive Officer and a Director of the Corporation, was elected Chairman of the Board of Directors of the Company. In July, 2002, the Board also established a Management Oversight Committee, consisting of the five non-employee directors of the Company and chaired by Malcolm Currie, Ph.D., Chairman of the Board's Audit Committee.

        Effective June 28, 2002, Kathryn E. Falberg resigned as Executive Vice President and Chief Financial Officer of the Company. As a result, the options on 175,000 shares of the Company's Common Stock granted to her on April 8, 2002, have been cancelled. Furthermore, 25,000 options granted in November 2001, to Ms. Falberg as a consultant have also been cancelled.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.39	United States Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation.
10.40	International Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation.
99.1	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002
99.2	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002

        (b)  Current Reports on Form 8-K

        No reports were filed on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
August 19, 2002	By:	/s/ NICHOLAS L. TETI Nicholas L. Teti, Chief Executive Officer (Principal Executive Officer)
August 19, 2002	By:	/s/ DECLAN DALY Declan Daly, Vice President & Corporate Controller (Principal Financial and Accounting Officer)

QuickLinks

INAMED CORPORATION AND SUBSIDIARIES Quarterly Report on Form 10-Q For the Quarter Ended June 30, 2002 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (millions, except per share data)
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (millions, except per share data)
INAMED CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) (Unaudited) (millions)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1—INTERIM FINANCIAL STATEMENTS
  NOTE 2—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
  NOTE 3—RESTRUCTURING COSTS
  NOTE 4—SPECIAL CHARGES
  NOTE 5 — EARNINGS PER SHARE RECONCILIATION (Per share data shown as actual, not millions)
  NOTE 6—INVENTORIES
  NOTE 7—SALES BY PRODUCT LINE
  NOTE 8—INTEREST RATE SWAPS
  NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS
  NOTE 10—COMMITMENTS AND CONTINGENCIES
  NOTE 11—SUBSEQUENT EVENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
SIGNATURES