Form 10-Q
period 2002-09-30
INAMED CORP
filed 2002-11-15
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9741

INAMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	59-0920629 (I.R.S. Employer Identification No.)
5540 Ekwill Street Santa Barbara, California 93111-2936 (Address of principal executive offices)
(805) 683-6761 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On November 12, 2002, there were 21,875,147 shares of the Registrant's common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$57.9	$34.8
Trade accounts receivable, net of allowances of $11.7 and $11.3 in 2002 and 2001, respectively	41.7	35.6
Inventories (Note 6)	44.2	44.1
Prepaid expenses and other current assets	11.3	6.9
Deferred income taxes	14.7	14.7

Total current assets	169.8	136.1

Property and equipment, net	44.1	39.4
Goodwill (Note 9)	149.8	149.4
Other intangible assets, net (Note 9)	41.6	44.0
Deferred income taxes	22.9	21.8
Investments (Note 4)	—	5.7
Other assets	3.1	3.8

Total assets	$431.3	$400.2

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital leases	$6.6	$12.4
Accounts payable	18.1	20.1
Income taxes payable	9.6	9.7
Accrued liabilities and other	33.7	30.6

Total current liabilities	68.0	72.8

Long-term debt and capital leases, net of current portion	107.6	108.6
Other long-term liabilities	35.9	44.4
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value; authorized, 50.0 and 50.0 shares; issued, 21.9 and 21.2 shares; outstanding, 21.9 and 20.2 shares for 2002 and 2001, respectively	0.2	0.2
Additional paid-in capital	164.8	170.0
Treasury stock, at cost, 0.0 and 1.0 shares in 2002 and 2001, respectively	—	(24.0)
Retained earnings	67.4	43.2
Accumulated other comprehensive loss	(12.6)	(15.0)

Stockholders' equity	219.8	174.4

Total liabilities and stockholders' equity	$431.3	$400.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Net sales	$66.9	$56.8
Cost of goods sold	18.9	16.5

Gross profit	48.0	40.3

Operating expenses:
Selling, general, and administrative	30.3	23.4
Research and development	2.1	3.3
Restructuring charges (Note 3)	—	2.5
Special charges (Note 4)	2.7	—
Amortization of intangible assets and non-cash compensation	1.3	3.0

Total operating expenses	36.4	32.2
Operating income	11.6	8.1
Other income (expense):
Net interest expense and debt costs	(2.3)	(2.8)
Foreign currency transaction losses	(0.5)	(1.1)
Royalty income and other	1.2	1.0

Total other expense	(1.6)	(2.9)

Income before income tax expense	10.0	5.2
Income tax expense	2.4	1.8

Net income	$7.6	$3.4

Net income per share of common stock:
Basic	$0.36	$0.17

Diluted	$0.35	$0.16

Weighted average shares outstanding:
Basic	21.2	20.0

Diluted	21.8	21.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net sales	$201.8	$177.2
Cost of goods sold	57.0	48.2

Gross profit	144.8	129.0

Operating expenses:
Selling, general, and administrative	88.6	72.6
Research and development	8.9	9.0
Restructuring charges (Note 3)	—	10.9
Special charges (Note 4)	8.4	—
Amortization of intangible assets and non-cash compensation	4.0	8.2

Total operating expenses	109.9	100.7
Operating income	34.9	28.3
Other income (expense):
Net interest expense and debt costs	(7.1)	(8.3)
Foreign currency transaction gains (losses)	0.4	(0.7)
Royalty income and other	3.8	4.0

Total other expense	(2.9)	(5.0)

Income before income tax expense	32.0	23.3
Income tax expense	7.8	8.6

Net income	$24.2	$14.7

Net income per share of common stock:
Basic	$1.16	$0.73

Diluted	$1.11	$0.68

Weighted average shares outstanding:
Basic	20.8	20.2

Diluted	21.8	21.7

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(millions)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2001	21.2	$0.2	$170.0	$(24.0)	$43.2	$(15.0)	$174.4
Comprehensive income:
Net income					24.2		24.2
Translation adjustment						3.8	3.8
Unrealized loss on interest rate swap agreements						(1.4)	(1.4)

Total comprehensive income							26.6
Cancellation of treasury stock	(1.0)		(24.0)	24.0			—
Non-cash compensation expense on options			0.9				0.9
Employee stock purchase plan			0.4				0.4
Exercise of stock options and warrants	1.7		13.7				13.7
Tax benefit of option exercises			3.8				3.8

Balance, September 30, 2002	21.9	$0.2	$164.8	$—	$67.4	$(12.6)	$219.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net income	$24.2	$14.7
Non-cash elements included in net income:
Depreciation and amortization	8.9	10.9
Tax benefit from stock option exercises	3.8	—
Deferred income taxes	(1.1)	2.8
Non-cash compensation	0.9	0.8
Loss on disposition of property and equipment	0.2	—
Provision for doubtful accounts, notes, and returns	0.4	0.9
Amortization of deferred loan costs	0.8	—
Special charges	5.7	—
Changes in assets and liabilities:
Trade accounts receivable	(6.5)	(2.3)
Inventories	(0.1)	(6.8)
Prepaid expenses and other assets	(4.6)	2.8
Accounts payable	(2.0)	(1.3)
Income taxes payable	—	0.5
Accruals and other long-term liabilities	(9.8)	(4.7)

Net cash provided by operating activities	20.8	18.3

Cash flows used in investing activities:
Purchase of property and equipment	(7.5)	(16.8)
Other	(0.7)	—

Net cash used in investing activities	(8.2)	(16.8)

Cash flows provided by (used in) by financing activities:
Issuance of long-term debt	—	25.0
Principal repayment of notes payable and long-term debt	(5.8)	(15.9)
Issuance of common stock and warrants	14.1	2.8
Acquisition of treasury shares	—	(16.3)

Net cash provided by (used in) financing activities	8.3	(4.4)

Effect of exchange rate changes on cash	2.2	(1.4)
Change in cash and cash equivalents:
Net change in cash and cash equivalents	23.1	(4.3)
Cash and cash equivalents at beginning of period	34.8	22.3

Cash and cash equivalents at end of period	$57.9	$18.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8.6	$7.1

Income taxes	$4.1	$5.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(millions)

NOTE 1 —INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

        Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with Inamed Corporation's ("Inamed" or the "Company") consolidated financial statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting requires Inamed to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of intangible assets and investments, income taxes, litigation and warranties. Inamed bases its estimates on historical and anticipated results and trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

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

Allowance for Doubtful Accounts

        Inamed maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. If the financial condition of Inamed's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

Litigation

        Inamed is involved in various litigation matters as a claimant and as a defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

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

RECENT PRONOUNCEMENTS

        On August 16, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's results from operations.

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

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. Inamed will adopt this statement in 2003 and is currently reviewing this statement to determine its impact. However, Inamed does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Inamed will adopt this statement in 2003 and does not expect that its adoption of SFAS 146 will have a material impact on its financial position or results from operations.

NOTE 3—RESTRUCTURING COSTS

        Inamed recorded $12.0 of restructuring costs in 2001. $10.9 was recorded in the nine months ended September 30, 2001. This restructuring was a series of events to change senior management and consolidate facilities. At December 31, 2001, the accrual was $4.6. During the current quarter, Inamed paid $0.9 in restructuring costs. As of September 30, 2002, the remaining accrual for restructuring charges was $1.9 comprised of $1.7 for severance-related expenditures and $0.2 for expenditures to exit leased facilities. We expect $1.1 of payments to be made in the next year.

NOTE 4—SPECIAL CHARGES

        In 1999, the Company made an investment in the common stock of Advanced Tissue Sciences, Inc. (ATS) a supplier of bioengineered human-derived collagen to the Company. In October of 2002, ATS announced that it had voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and subsequently announced in November 2002 that it decided to undertake an orderly liquidation of its assets. ATS's common stock has been delisted by NASDAQ. As a result, the Company determined that the investment was permanently impaired and a write-off of the entire investment of approximately $2.7 was recorded in the quarter ended September 30, 2002.

        In 2000, Inamed entered into an agreement with Reconstructive Technologies, Inc. (RTI) under which the Company acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. RTI performed research and development work for the Company in the areas of autologous tissue generation. In conjunction with the agreement, Inamed invested $3.0 in the capital stock of RTI. During the three-month period ended June 30, 2002, Inamed decided not to pursue this research any further and determined that the investment was permanently impaired. As a result, a write-off of approximately $3.0 was recorded in the quarter ended June 30, 2002. The Company concluded that this investment was permanently impaired based on a review of RTI's financial condition, cash flow projections, operating performance; and lack of any other strategic partner.

        In 1999, the Company entered into an agreement with ArthroCare Corporation to distribute ArthroCare's Coblation products in the cosmetic surgery field. During the three-month period ended June 30, 2002, the Company recorded a charge of approximately $0.3 pursuant to a settlement agreement between the Company and ArthroCare Corporation.

        During the quarter ended June 30, 2002, Inamed conducted an intensive analysis of its potential sales tax liabilities. Based on the results of this analysis, the Company accrued an additional liability of $1.3.

        In the quarter ended March 31, 2002, the Company recorded a $1.1 million charge relating to a legal settlement with Mr. Thomas Pilholski, an officer of Inamed from 1997 to 1998.

NOTE 5—EARNINGS PER SHARE RECONCILIATION (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Computations of per share earnings for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
Net Income—Basic and Diluted	$7.6		$3.4		$24.2		$14.7

Weighted average shares outstanding—Basic	21.2		20.0		20.8		20.2
Dilutive effect of stock options and warrants	0.6	(1)	1.4	(1)	1.0	(1)	1.5	(1)

Weighted average shares outstanding—Diluted	21.8		21.4		21.8		21.7
Per share amount
Basic	$0.36		$0.17		$1.16		$0.73

Diluted	$0.35		$0.16		$1.11		$0.68

(1)
The calculation excludes 1.3 and 1.0 options that are anti-dilutive for the three months ended September 30, 2002 and 2001, respectively and excludes 0.7 and 1.0 options that are anti-dilutive for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 6—INVENTORIES

        Inventories are summarized as follows:

	September 30, 2002	December 31, 2001
Raw materials	$9.7	$12.5
Work in process	12.9	8.5
Finished goods	21.6	23.1

	$44.2	$44.1

        Inamed includes inventory costs associated with product candidates prior to regulatory approval, based on its judgment of probable future commercialization. At September 30, 2002 and December 31, 2001, Inamed had $5.5 and $4.8, respectively, of such product, comprised entirely of bioengineered human-derived collagen in support of the planned launches of CosmoDerm™ and CosmoPlast™ in early 2003.

NOTE 7—SALES BY PRODUCT LINE

        Sales by product line for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Breast Aesthetics	$36.7	$32.3	$115.3	$105.8
Facial Aesthetics*	17.8	16.4	53.9	49.1
Health	10.7	6.5	28.1	17.6
Other**	1.7	1.6	4.5	4.7

Total Sales	$66.9	$56.8	$201.8	$177.2

*
Excluding discontinued products, facial aesthetics sales were $17.8 and $53.9 for the three and nine months ended September 30, 2002 respectively, and $16.3 and $47.5 for the three and nine months ended September 30, 2001 respectively.

**
Other products consist of collagen sales to other medical manufacturers.

NOTE 8—INTEREST RATE SWAP

        At September 30, 2002, Inamed had an interest rate swap agreement with a financial institution. The purpose of this agreement is to establish a hedge against interest rate fluctuations due to variable rate debt, as required by the Company's current credit agreement. Inamed has designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses. The swap agreement compares the one-month London Interbank Offered Rate, or LIBOR, to a fixed rate at 9.8% on a notional value of $52.6. This swap requires monthly interest payments to settle the differences in its fixed rate compared to one month LIBOR plus 3.0%. Inamed includes these payments in interest expense. All of the change in value of the derivative is recorded in other comprehensive loss. At September 30, 2002 and December 31, 2001, the fair value of the swap represented a liability of approximately $5.6 and $4.2 respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

        During the first quarter of 2002 Inamed adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill. Inamed will continue to test goodwill and other intangible assets not subject to amortization for impairment at least annually.

        Goodwill was $149.8 as of September 30, 2002 and $149.4 as of December 31, 2001. Other intangible assets not subject to amortization were $4.0 and $4.2 at December 31, 2001. The changes since December 31, 2001 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

        Intangible assets subject to amortization were $37.6 and $39.8 as of September 30, 2002 and December 31, 2001 respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. These assets are as follows:

	September 30, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	$43.1	$(10.2)	$32.9	$42.3	$(7.7)	$34.6
Patents	5.7	(1.0)	4.7	5.7	(0.6)	5.1
Other	2.4	(2.4)	—	2.4	(2.3)	0.1

Total Intangibles Subject to Amortization	$51.2	$(13.6)	$37.6	$50.4	$(10.6)	$39.8

Other Intangibles Not Subject to Amortization	4.0	—	4.0	4.2	—	4.2

Total Other Intangibles	$55.2	$(13.6)	$41.6	$54.6	$(10.6)	$44.0

        Aggregate amortization expense for intangible assets was $1.0 and $3.3 for the three and nine months ended September 30, 2002, respectively. There was no impairment loss recorded during the current quarter or the nine months ended September 30, 2002. For the years 2002 through 2006, amortization expense is expected to be between $3.9 and $4.1 annually.

        The following table presents net income on a comparable basis, after adjustment for amortization of goodwill and other intangible assets no longer subject to amortization for the three and nine months ended September 30 (per share amounts shown as actual, not millions),:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net income	$7.6	$3.4	$24.2	$14.7
Add back:
Goodwill amortization, net of tax	—	0.9	—	2.7
Other amortization of intangible assets no longer subject to amortization, net of tax	—	—	—	0.1

Adjusted net income	$7.6	$4.3	$24.2	$17.5

Basic earnings per share:
As reported	$0.36	$0.17	$1.16	$0.73

As adjusted	$0.36	$0.22	$1.16	$0.87

Diluted earnings per share
As reported	$0.35	$0.16	$1.11	$0.68

As adjusted	$0.35	$0.20	$1.11	$0.81

Weighted average shares outstanding:
Basic	21.2	20.0	20.8	20.2
Diluted	21.8	21.4	21.8	21.7

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company is involved in various litigation matters as a claimant and as a defendant. Inamed records any amounts recovered in these matters when collection is certain. Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. Actual results could differ from estimates. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

        During the period ended June 30, 2002, Inamed obtained new product liability insurance. Owing to significant increases in insurance premiums the Company has reduced its product liability insurance from $25 million with a $5 million deductible to $7 million with a $2 million deductible. Inamed believes the increase in premiums and decrease in the amount of coverage were due to an overall decrease in the insurance market capacity. The Company is in the process of seeking additional coverage at commercially reasonable rates.

NOTE 11—SUBSEQUENT EVENTS

Wedbush Matter

        In Ahr v. Medical Device Alliance, Inc., Case No. A400852 (District Court, Clark County, Nevada), and consolidated cases, on July 5, 2002, the court entered a judgment in the Company's favor for $2.5 million plus costs. On July 29, 2002, Wedbush filed an appeal on this judgment and related orders, including the court's order dismissing Wedbush's cross-claims against the Company. On July 29, 2002, Wedbush posted a bond in the amount of $3 million to secure the Company's judgment pending appeal.

        In October, 2002, the Company settled this matter for a payment to Inamed of $650,000 by Wedbush. The cash was received in the same month and the parties exchanged full releases of any and all pending or threatened claims relating to factual matters at issue in the lawsuit.

Manufacturing Consolidation

        On October 31, 2002, the Company announced a manufacturing consolidation that will lead to improved efficiencies and cost savings. The consolidation will run through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company's facilities in Costa Rica and Ireland. The Company expects to record charges mostly related to severance and accelerated depreciation in the range of $9 to $12 million before taxes beginning in the fourth quarter of 2002.

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

Liquidity And Capital Resources

        We had cash and equivalents of $57.9 million at September 30, 2002. Cash provided by operations was $21.7 million for the nine months ended September 30, 2002 compared to $18.3 million for the same period of 2001. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

        Capital expenditures, primarily for manufacturing equipment, facilities improvements, and an integrated business information system (enterprise resource planning, or ERP) implementation totaled $7.5 million for the nine months ending September 30, 2002 compared with $16.8 million in the same period of 2001. We anticipate spending approximately $12 million to $15 million in 2002 on capital projects, with the largest project being the first phase of the ERP.

        As of September 30, 2002, we had $104.9 million outstanding under a term loan credit facility. Minimal quarterly principal payments of $0.3 million are due until March 2004 and additional quarterly principal payments of $26.0 million are due from January 2004 through January 2005. We also have a $25.0 million revolving credit facility, which is currently unutilized. The term loan and any advances under the revolving credit facility bear interest at a floating rate equal to LIBOR plus 4.0%. We have an interest rate swap of $52.5 which locked in a fixed interest rate of 9.8% until January, 2005. We also received $14.1 million from the issuance of common stock and warrants which includes approximately $6.5 million from the exercising of warrants held by the affiliates of Appaloosa Management L.P. See Part II, Item 5 Other Information.

        In the nine months ending September 30, 2001, we spent $16.3 million to repurchase our stock. We have not repurchased stock in 2002 and we are presently restricted from doing so under the current terms of our credit agreement.

        The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality.

        We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that we will be able to obtain sufficient replacement financing which coupled with our operating cash flow will be in an amount sufficient to repay the existing term loan. However, we may raise additional debt or equity capital from time to time.

Results of Operations

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

Sales

        Net sales (net of returns, discounts, and allowances), or sales, for the three and nine months ended September 30, 2002, were $66.9 million and $201.8 million, respectively, an increase of $10.1 million, or 18%, and $24.6 million, or 14%, from the same periods in 2001. We expect total sales to grow at a low to mid double digit rate for 2002.

        Breast Aesthetics.    Breast aesthetics sales increased to $36.7 million and $115.3 million for the three and nine months ended September 30, 2002 respectively, up 13.8% and 9.1% from the same periods in 2001. We expect sales in this market to grow at a mid to high single digit rate in 2002. Sales in the U.S. and Canada were up approximately 9.8% and 6.4% from the three and nine months ended September 30, 2001, respectively, led by growth in breast augmentation. Internationally, sales of breast aesthetics were up 23.3% and 14.9% from the three and nine months ended September 30, 2001.

        Facial Aesthetics.    Facial aesthetics sales were $17.8 million and $53.9 million for the three and nine months ended September 30, 2002, respectively, an increase of 8.4% and 9.5% from the same periods in 2001. In the U.S. and Canada, for the three and nine months ended September 30, 2002, respectively, sales grew approximately 14.9% and 17.8%, led by Zyderm® and Zyplast®, which continued to demonstrate strong performance. These increases were driven by increased average selling price and increased awareness around facial rejuvenation. In international markets, sales were down 5.3% and 5.8% from the three and nine months ended September 30, 2001 respectively. Strong performance in Europe, where sales were up 17.5% led by our Hylaform range of products was offset by our weak performance in Japan, where sales declined 29% due to concerns related to newly reported incidences of BSE, commonly known as mad cow disease and competitive pressure from other suppliers of dermal filler products. We expect facial aesthetics sales to grow at a low double digit rate for 2002.

        Health.    Health sales for the three and nine months ended September 30, 2002 were $10.7 million and $28.1 million, respectively, up 65.0% and 59.9% from the same periods of 2001. In the U.S., sales grew to $5.4 million and $11.9 million, for the three and nine months ended September 30, 2002, respectively, an increase of $3.8 million and $9.6 million from the same periods of 2001. This increase was driven by sales of the Lap-Band® System, which was approved by the FDA for sale in the U.S. in June 2001. Internationally, sales grew by 8.8% and 6.3% from the three and nine months ended September 30, 2001, respectively. Worldwide, we expect 2002 sales to increase 50% to 60% over sales in 2001.

        Other.    Other sales which consist of collagen sales to other medical manufacturers for the three and nine months ended September 30, 2002 were $1.7 million and $4.5 million compared to $1.6 million and $4.7 million for the same periods of 2001.

Gross Profit

        Gross profit as a percentage of sales was 71.7% and 71.8% for the three and nine months ended September 30, 2002 respectively, compared to 71.0% and 72.8% for the same periods of 2001. The improvement for the three months was due to gains from manufacturing process improvements and other manufacturing cost savings. The decrease for the nine months arose outside of the U.S. and was primarily due to lower average selling prices in facial aesthetics and a change in product mix. For 2002, we expect the gross profit margin to be 71% to 72% of sales.

Selling, General, and Administrative (SG&A)

        Selling, general, and administrative expenses were $30.3 million and $88.6 million, for the three and nine months ended September 30, 2002, respectively, an increase of $6.9 million and $16.0 million over the same periods in 2001. The increases are primarily due to the launches of our LAP-BAND System in the U.S. and our Cohesive Gel Matrix products internationally. Also, we incurred unanticipated legal expenses associated with various litigation matters and business development agreements; increased insurance costs, and additional consulting resources and expenses to support various core business functions. Due to the product launches, higher legal expenses, and the higher insurance costs, we expect SG&A expenses for 2002 to be 42% to 44% of sales.

Research and Development (R&D)

        Research and development expenses of $2.1 million and $8.9 million for the three and nine months ended September 30, 2002, respectively, decreased by $1.2 million and $0.1 million from the same periods in 2001 due primarily to the timing of certain expenses associated with the botulinum toxin type A and Hylaform development programs. We expect R&D expenses to be within a range of $12 to $14 million for 2002.

Restructuring

        There was no restructuring charge in the first three quarters of 2002. However, in the first quarter of 2001, we announced the resignation of our President and Co-CEO, the planned closing of our New York City office, and a reduction in workforce at our McGhan Medical subsidiary in Santa Barbara, California. As a result, in the first quarter of 2001, we recognized a restructuring charge of $8.4 million, primarily consisting of severance costs.

        In the third quarter of 2001, we recorded additional restructuring charges of $2.5 million, primarily severance costs. These charges were in conjunction with the consolidation of our McGhan Medical and BioEnterics Corporation subsidiaries, other administrative support functions, and closing of the New York office.

Special Charges

        In 1999 we made an investment in the common stock of Advanced Tissue Sciences, Inc. (ATS) a supplier of bioengineered human-derived collagen to us. In October of 2002, ATS announced that it had voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and subsequently announced in November 2002 that it decided to undertake an orderly liquidation of its assets. ATS's common stock has been delisted by NASDAQ. As a result, we determined that the investment was permanently impaired and a write-off of the entire investment of approximately $2.7 million was recorded in the quarter ended September 30, 2002.

        In 2000, we entered into an agreement with Reconstructive Technologies, Inc. or RTI under which we acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. In conjunction with this agreement, we invested $3 million in the capital stock of RTI. We have made a decision not to pursue this research any further. During the three months ended June 30, 2002, we determined that the value of this investment was permanently impaired and wrote it off.

        In 1999 the Company entered into an agreement with ArthroCare Corporation to distribute ArthroCare's Coblation products in the cosmetic surgery field. During the three-month period ended June 30, 2002, we recorded a charge of approximately $0.3 million pursuant to a settlement agreement between the Company and ArthroCare Corporation.

        During the quarter ended June 30, 2002, we conducted an extensive analysis of its potential sales tax liabilities. Based on the results of this analysis, we accrued an additional liability of $1.3 million during the quarter.

        In the quarter ended March 31, 2002, we recorded a $1.1 million charge relating to our legal settlement with Mr. Thomas Pilholski, an officer of Inamed from 1997 to 1998.

Amortization and Non-Cash Compensation

        Amortization of intangibles and non-cash compensation was $1.3 million and $4.0 million for the three and nine months ended September 30, 2002, respectively, compared to $3.0 million and $8.2 million for the same periods of 2001. The reduction resulted from the implementation of SFAS 142, which eliminated the amortization of goodwill and other intangible assets of indefinite lives.

Interest Expense

        Net interest expense and debt costs were $2.3 million and $7.1 million for the three and nine months ended September 30, 2002, respectively, and $2.8 million and $8.3 million for the same periods in 2001. The decrease is largely due to reduction of our debt and overall reduction of interest rates.

Foreign Currency

        Foreign currency transactions resulted in a loss of $0.5 million and a gain of $0.4 million in the three and nine months ended September 30, 2002, respectively, compared to losses of $1.1 million and $0.7 million for the same periods of 2001.

Royalty and Other Income

        Royalty and other income for the three and nine months ended September 30, 2002 was $1.2 million and $3.8 million respectively, compared to $1.0 million and $4.0 million recognized in the same periods of 2001. The slight decrease in the nine month period is due to the expiration of one of our royalty contracts.

Income Tax Expense

        Income tax expense was $2.4 million and $7.8 million for the three and nine months ended September 30, 2002 respectively, compared to $1.8 million and $8.6 million for the same periods of 2001. The decrease in our tax expense is largely due to our increased production in facilities in Costa Rica and Ireland, which have lower tax rates, and use of foreign tax benefits to reduce our effective tax rate. For 2002, we expect the tax rate to be in the range of 23% to 25%.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires Inamed to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of intangible assets and investments, income taxes, litigation and warranties. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from those estimates.

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

        Allowance for Doubtful Accounts.    Inamed maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

        Litigation.    Inamed is involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

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

        We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

        We have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. However, one or more product liability claims or recall orders could exceed our insurance coverage. If our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses in excess of our reserves.

        During the quarter ended June 30, 2002, we obtained new product liability insurance. Due to significant increases in insurance premiums we reduced our product liability insurance from $25 million with a $5 million deductible to $7 million with a $2 million deductible. Only $5 million of the $7 million is available to cover breast implant claims. We believe the increase in premiums with lower coverage amounts was due to an overall decrease in the insurance market capacity. We are continuing to seek additional product liability coverage at commercially reasonable rates but we cannot assure you that we will be successful in these efforts.

        In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent implant. Our Trilucent costs and expenses derive in part from the program announced by the Company on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established reserves for them in excess of our insurance program, it is possible that the combined amount of our insurance and reserves may be insufficient to cover all our future Trilucent-related liabilities. At September 30, 2002, the Company had a reserve for future Trilucent claims, costs, and expenses of $9 million and believes that there is as-yet-unapplied insurance coverage of up to $35 million, exclusive of interest (including a $10 million policy issued to the corporate parent of the manufacturer of the Trilucent implant, Sierra Medical Technologies, Inc.) for the defense and/or payment of legal claims. However, the amount and availability of approximately $26 million of the $35 million in coverage referred to above is currently the subject of litigation between the Company and one of its carriers. See Part II, Item 1 Legal Proceedings. The actual amount of the unapplied insurance coverage is dependent on the ultimate outcome of such litigation. No assurances can be given as to the outcome of such litigation, and the Company's reserves and available coverage under the foregoing insurance policies may be inadequate to cover its future Trilucent-related expenses, including its Trilucent-related bodily injury claims and other contingent liabilities.

        Under the program announced on June 6, 2000, the Company, through its AEI Inc. subsidiary, has undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that close to 85% of the United Kingdom residents and close to 55% of the women in the rest of the world, who had these implants have had them removed. The product was not sold commercially in the United States. To date, an insurance company has honored its commitment under an insurance policy to reimburse the Company for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. This policy is not involved in any of the coverage litigation referenced above.

        Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants. To date, the Company has been able to resolve these claims within its reserves and with insurance proceeds, $10 million of which was advanced by the carrier with which the Company remains in litigation. However, of such $10 million, the carrier is seeking to recover $5 million as part of the litigation described above. In the United Kingdom and Spain, the Company has entered into so-called protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of approximately 250 women who were explanted prior to June 6, 2000. See Part II, Item 1 Legal Proceedings. In Spain, although approximately 250 women have accepted our protocol, another 47 have commenced legal proceedings. More than 650 Spanish women were explanted and hence more than 350 have yet to make claims for bodily injury or financial loss (although the Company has already paid for their explants). We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where more than 1,800 received the implant, approximately 900 have been explanted, but fewer than 100 have made claims for bodily injury or financial loss (although the Company has already paid for their explants).

        In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA's request by the Trilucent Scientific Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed. As a result of that research, the Panel could recommend that the remaining unexplanted Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 2,600 women. The Company could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast. As a result of these and other factors, and irrespective of the outcome of our litigation against an insurance carrier, the total amount of reserves and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make substantial additional provisions for Trilucent in the future.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

        Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants and collagen-based facial injections, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob, or "mad cow" disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS FOR ANY FISCAL QUARTER MAY DISAPPOINT SECURITIES ANALYSTS AND INVESTORS AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

  •
  changes in demand for our products;

  •
  our ability to meet the demand for our products;

  •
  ongoing and increased competition;

  •
  the number, timing, pricing and significance of new products and product introductions and    enhancements by us and our competitors;

  •
  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  •
  changes in pricing policies by us and our competitors;

  •
  the timing of significant orders and shipments;

  •
  regulatory approvals or other regulatory action affecting new or existing products;

  •
  litigation with respect to product liability claims or product recalls and any insurance covering such claims or recalls; and

  •
  general economic factors.

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

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WILL SUFFER.

        Breast augmentation and reconstruction, collagen-based implants and injections and other facial aesthetics procedures, and obesity intervention are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our sales and profitability.

        Reimbursement for obesity surgery, including use of our products, is available to various degrees in most of our international markets. In the United States, reimbursements by insurance plans is increasing, but it is not widely available to all insured patients at this time. Adverse changes in the economy could have an adverse effect on consumer spending and governmental health care resources. This shift could have an adverse effect on the sales and profitability of our obesity intervention business.

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

        Our products compete with a number of other products manufactured by major medical device companies, and may also compete with new products currently under development by others. If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our revenue and earnings may not grow as much as expected or may even decline.

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

        Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations, significant changes in a collaborative partner's business strategy, or its access to financial resources may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGERIAL, TECHNICAL, SELLING AND MARKETING PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

        Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to Inamed.

        Our current Chief Executive Officer, Nicholas Teti, was appointed to that position in August 2001. Following his appointment, Mr. Teti installed an entirely new management team and implemented a number of significant operational and strategic changes at Inamed. We believe that our success depends to a significant extent on the ability of our key personnel, including the new management team, to operate effectively, both individually and as a group.

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

IF OUR INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS OR TECHNOLOGIES, OTHERS COULD COMPETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

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

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. At present, we are a party in one such matter. See Part II, Item 1. Legal Proceedings.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform® gel and silicone facial implants. Also, the raw materials related to our human collagen program are produced at a facility operated by a joint venture, one of whose partners recently filed for reorganization under the U.S. Bankruptcy Code, and then subsequently announced that it had decided to undertake an orderly liquidation of its assets. If there is any disruption in the supply of these products, our sales and profitability would be adversely affected.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

        More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros, or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture some of our breast implant products in Ireland and, since late 2000, in Costa Rica. Beginning November 2002 through the beginning of 2004, we will transition our Santa Barbara-based manufacturing to Ireland and Costa Rica as well. Therefore, an increasing percentage of our operating expenses will be denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

  •
  foreign government regulation of medical devices;

  •
  product liability claims;

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

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved, or, once approved, not recalled.. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

        Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

        Our manufacturing facilities also are subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

        From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS HISTORICALLY BEEN LOWER THAN THAT OF MANY NASDAQ LISTED STOCKS.

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

  •
  litigation or public concern about the safety of our products; and

  •
  resignation of senior officers.

        Historically, the daily trading volume of our common stock has been relatively low relative to that of many other NASDAQ listed stocks. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, especially in and since 2000 the stock market in general and the NASDAQ National Market in particular have experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of November 12, 2002, there were 21,875,147 shares of our common stock outstanding, with another 2.2 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. Some of the stock underlying these options have been registered for resale with the SEC.

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

        Based on our overall interest rate exposure at September 30, 2002, primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2002, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. We use one interest rate swap agreement to convert approximately $52.5 million of floating rate to fixed rate debt to hedge interest rate exposures. The fixed rate applicable to our hedge is 9.8%. (See NOTE 8 to the unaudited consolidated financial statements.)

        Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and yen. We face transactional currency exposures that arise when our foreign subsidiaries (or Inamed itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Generally, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at September 30, 2002, a hypothetical 10% change in foreign currency rates would not have a material impact on our balance sheet, sales, net income, or cash flows over a one-year period. From time to time, we enter into agreements to hedge certain foreign currency exposures on commitments. There were no significant open positions at this quarter-end or at year-end 2001.

ITEM 4. Controls and Procedures

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, with material developments since those reports described below.

Ethicon and Kuzmak Matter

        In an opinion dated May 28, 2002, the U.S. District Judge assigned to Inamed Corporation, et al. vs. Lubomyr Kuzmak, et al., Case No. CV 99-02160 (MMM), denied our motion for summary judgment on our claims for specific enforcement of the January 24, 2000 letter agreement between Inamed and Kuzmak or, in the alternative, for a determination that Kuzmak breached that agreement (the Letter Agreement Claims) and entered summary judgment on these claims for Kuzmak and defendant Ethicon Endo-Surgery, Inc. (Ethicon). The letter agreement, which was executed by attorneys for both parties, contains numerous terms and conditions for the settlement of this matter. We believe the letter contains all material terms and conditions and therefore constitutes an enforceable settlement of this matter and that Kuzmak breached or repudiated the letter agreement. We also claim that the letter agreement imposed an affirmative obligation on Kuzmak which we claim he also breached to use "best efforts" to come to agreement on any remaining immaterial terms. We therefore filed a notice of appeal from the District Court's May 28 rulings. Kuzmak and Ethicon then moved to dismiss the appeal as premature, which motion was denied by the Federal Circuit Court of Appeals on August 19, 2002. We have filed our opening brief on appeal and briefing is to be completed later this year. The appeal will probably be argued early in the second quarter of 2003, and a decision on the appeal is not expected until 6-9 months after argument, if not later.

        Following a July 22, 2002 status conference, the District Court entered a pre-trial scheduling order under which discovery in this matter is to be completed by January 24, 2003, a hearing on claim construction is be held on March 10, 2003, and a trial is to be held beginning August 26, 2003. On September 30, 2002, we moved for a stay of all proceedings in the lower court beyond fact discovery pending the Federal Circuit's disposition of our appeal on the Letter Agreement Claims. On November 4, 2002, the District Court heard that motion and denied it while granting the Company leave to refile it depending on the probable timing of the determination of our appeal.

        Irrespective of the outcome of our appeal on our Letter Agreement Claims, we believe that we have strong claims that the Kuzmak patents (which are now held by Ethicon) are either invalid, unenforceable, or have not been infringed by our products or methods, and we intend, if necessary, to prosecute our claims and defend against Kuzmak and Ethicon's counterclaims vigorously.

U.S. Trilucent Matters

        In September, 2002, we executed binding agreements to settle three Trilucent-related matters in the United States, namely, the Vaernes lawsuit, the Bell lawsuit and a third unfiled claim. These settlements, one of which is subject to court approval (Vaernes), will not have a material adverse effect on us or upon our financial position.

        On November 6, 2002, the U.S. Court of Appeals for the Ninth Circuit heard argument of the plaintiffs' appeals from the dismissals of the Crane, Kerr and Campbell lawsuits. The Company may not receive a ruling in this appeal for one year or longer.

        In August, 2002, Inamed and one of its two liability insurance carriers came to a final agreement under which that carrier committed 100% of its limits under its remaining liability policy to us for the payment of non-U.S. Trilucent-related bodily injury and financial loss claims, subject to various terms and conditions, and settled related litigation. $9 million of such commitment remains available to

Inamed. We remain in litigation with another carrier, MEDMARC Casualty Insurance Company, regarding the nature and extent of our rights to coverage, if any, under MEDMARC insurance policies for numerous pending and settled U.S. and non-U.S. Trilucent-related bodily injury and financial loss claims. The trial of this insurance coverage dispute, Inamed Corporation, et al. vs. MEDMARC Casualty Insurance Company, Case No. CV 00-11325-ABC (MANx), is scheduled to commence on December 3, 2002. MEDMARC contends, among other things, that it has no obligation under any of its policies to pay Trilucent-related claims on behalf of the Company and seeks a monetary recovery equal to $5 million of the $10 million amount which it has paid to date under a voluntary, interim funding non-waiver agreement. We and an unaffiliated third party, Sierra Medical Technolgies, Inc. (Sierra), seek, among other things, damages, interest and/or additional commitments of at least $26 million under the same liability insurance policies. On October 30, 2002, the District Court denied MEDMARC's motion for leave to amend its answer and counterclaims in this action, finding that MEDMARC "has failed to demonstrate the requisite diligence needed to support" its motion. On November 4, 2002, the District Court denied MEDMARC's motion for partial summary judgment directed to two of the four insurance policies that remain in litigation. While the Company believes that it has a reasonably strong position on the merits of this litigation, the ultimate outcome of this matter is unknown. An adverse judgment or unfavorable settlement of this matter by Inamed and/or Sierra, the parent company of the manufacturer of the Trilucent implant, could have a material adverse effect upon our provision for our Trilucent-related exposure and could require us to make substantial additional Trilucent-related provisions.

        In the United Kingdom, we have settled in excess of 2,300 Trilucent-related claims for bodily injury and financial loss under a November, 2000 claims protocol. Approximately another 600 women have filed claims for binding arbitration of their Trilucent-related complaints under the same protocol; however, many of these claims do not meet the stated criteria for arbitration and are being settled without proceedings. We face 46 Trilucent-related lawsuits in Spain and approximately 250 women have applied for protocol benefits there. We face a lesser number of Trilucent claims in other jurisdictions as well.

Sager Litigation

        In late June, 2002, we filed our opposition papers to plaintiffs' motion for class certification. The Court heard oral argument on this motion on August 26, 2002 and, on September 18, 2002, issued an order denying plaintiffs' motion for class certification. On October 10, 2002, plaintiffs filed a notice of appeal from this ruling. On November 4, 2002, the Company moved for summary judgment and a dismissal of the remaining claims in this matter. That motion is scheduled to be fully briefed and argued in December, 2002, and the Court may issue its decision in December 2002 as well. Decision on plaintiffs' appeal is unlikely prior to the second quarter of 2003. No trial date has been set and, we intend to continue to defend this action vigorously.

Wedbush Matter

        In Ahr v. Medical Device Alliance, Inc., on July 5, 2002, the court entered a judgment in our favor for $2.5 million plus costs. On July 29, 2002, Wedbush filed an appeal of this judgment and related orders, including the court's order dismissing Wedbush's cross-claims against us. On July 29, 2002, Wedbush posted a bond in the amount of $3 million to secure our judgment pending appeal.

        In October, 2002, we settled this matter for a payment to Inamed of $650,000. In addition, the parties exchanged full releases of any and all claims that they had, or could have had, against the other based on any of the factual matters at issue in the lawsuit.

ITEM 2. Changes in Securities and Use of Proceeds

        Not Applicable

ITEM 3. Defaults Upon Senior Securities

        Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

ITEM 5. Other Information

        On August 30, 2002, affiliates of Appaloosa Management L.P. exercised four warrants originally issued in 1998 and acquired an aggregate of 941,796 shares of Inamed's common stock. Two of the warrants were each exercised for 289,755 shares of common stock (a total of 579,510 shares) at an exercise price of $6.50 per share, and the remaining two warrants were each exercised for 181,143 shares of common stock (a total of 362,286 shares) at an exercise price of $7.50 per share. The shares issued by Inamed pursuant to the exercise of the warrants are registered with the Securities and Exchange Commission on a Form S-3 registration statement, filed on June 6, 2000. According to Amendment 21 to the statement on Schedule 13D filed on behalf of Appaloosa Management L.P. and David A. Tepper (collectively, the "Reporting Persons") on September 3, 2002, each of the Reporting Persons (and its respective affiliates) reserves the right to sell or transfer Inamed shares beneficially owned by it from time to time in public or private transactions, and cause Appaloosa Management L.P. to distribute shares in kind to its limited partners, the limited partners of an affiliate, and the investors in an affiliate. Inamed received aggregate proceeds from the foregoing in the amount of approximately $6.5 million. Inamed has used the proceeds for working capital and general corporate purposes.

        On October 20, 2002, Appaloosa Management L.P. and David A. Tepper filed Amendment No. 22 to the statement on Schedule 13D disclosing that Mr. Tepper had advised the Company that he does not presently intend to seek re-election to the Company's Board of Directors at the next annual meeting of the Company's shareholders, and that Inamed director James Bolin, a Vice President of Appaloosa Partners, Inc., had resigned from Appaloosa Partners, Inc., effective as of October 7, 2002, and entered into a consulting arrangement with an affiliate of Appaloosa Partners, Inc.

        On October 31, 2002, we announced a manufacturing consolidation that will lead to improved efficiencies and cost savings. The consolidation will run through the beginning of 2004 and we expect involves transitioning Santa Barbara based manufacturing to our facilities in Costa Rica and Ireland. We expect to record charges in the range of $9 to $12 million before taxes beginning in the fourth quarter of 2002.

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

10.39
United States Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.40
International Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.41	Development Agreement and Amendment to United States Distribution Agreement dated September 30, 2002 between Genzyme Biosurgery Corporation and Inamed Corporation.
10.42	Transition and Advisory Agreement dated July 2002 by and between Richard G. Babbitt and BIA Advisors, Inc. and Inamed Corporation.
99.1	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Current Reports on Form 8-K

  1.
  Form 8-K filed July 23, 2002—The Company announced the engagement of KPMG LLP as principal accountants and the termination of Arther Andersen LLP.

  2.
  Form 8-K/A filed August 13, 2002—The Company amended its 8K originally filed July 23, 2002 stating it was unable to obtain from Arther Andersen LLP the letter agreeing with statements made in the 8K filed July 23, 2002.

  3.
  Form 8-K filed September 6, 2002—Appaloosa Management LP exercised their warrants providing Inamed proceeds of $6.5 million.

SIGNATURES

        Pursuant to the requirements of) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

November 14, 2002	By:	/s/ NICHOLAS L. TETI Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2002	By:	/s/ ROBERT VATERS Robert Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Nicholas Teti, Chief Executive Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ NICHOLAS L. TETI Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Robert Vaters, Chief Financial Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ ROBERT VATERS Robert Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME, THREE MONTHS
CONSOLIDATED STATEMENTS OF INCOME, NINE MONTHS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS