Form 10-K
period 2002-12-31
INAMED CORP
filed 2003-03-31
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9741

INAMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0920629 (I.R.S. Employer Identification No.)
5540 Ekwill Street Santa Barbara, California (Address of principal executive offices)	93111-2936 (Zip Code)
(805) 683-6761 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates as of June 28, 2002 was $452.5 million, based on the closing sales price on the NASDAQ National Market on that date.

        On March 14, 2003, there were 22,307,737 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        The information required by Part III of this Form 10-k is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ending December 31, 2002 (April 30, 2003) pursuant to Regulation 14A.

INAMED CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words "we," "our," "ours," "us" and "Inamed" refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I

This report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risks and Uncertainties" below, as well as those discussed elsewhere in this report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We file reports with the Securities and Exchange Commission ("Commission"). We make available on our website (www.inamed.com) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the Commission at its' Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

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

COMPANY HISTORY

        McGhan Medical Corporation, was incorporated in 1974 and was a manufacturer of silicone products for plastic and reconstructive surgery. In 1977, that business was sold to Minnesota Mining and Manufacturing Company, or 3M. In 1984, a newly formed McGhan Medical Corporation acquired the assets of 3M's silicone implant product line. In 1985, that corporation became a subsidiary of a publicly-held company through a merger with First American Corporation, a Florida corporation. In 1986, First American changed its name to Inamed Corporation. Inamed formed its BioEnterics Corporation subsidiary in 1991, primarily to pursue opportunities in the field of stomach constriction technology. In December 1998, Inamed changed its state of incorporation to Delaware through a reincorporation merger. In September 1999, Inamed completed its acquisition of Collagen Aesthetics, Inc., which was then a publicly-held corporation which manufactured and marketed primarily collagen-based dermal fillers and other aesthetics products. In 2001, Inamed renamed its

McGhan Medical Corporation subsidiary to Inamed Medical Products Corporation, or IMPC, and simplified its structure by consolidating its U.S. operations into IMPC. BioEnterics Corporation continues to exist as a holder of the rights to the BioEnterics products, and it has agreed with other Inamed subsidiaries such as IMPC for the manufacture, distribution, and other support of the BioEnterics product line.

PRODUCTS AND PRODUCT CANDIDATES

        Inamed has three main product lines—breast aesthetics products and facial aesthetics products marketed under Inamed Aesthetics, and obesity intervention products marketed under Inamed Health. These three lines are considered one segment for financial reporting purposes. See Note 1 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).

Breast Aesthetics

        We develop, manufacture, and market a diverse line of breast implants, consisting of a variety of shapes, sizes, and textures. Our breast implants consist of a silicone elastomer shell filled with either saline solution or silicone gel. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensional™, and Biocurve™. Our breast implants are available in more than 400 variations to meet customers' preferences and needs.

        Saline-Filled Breast Implants.    We sell saline-filled breast implants in the U.S. and internationally for use in breast augmentation for cosmetic reasons and for reconstructive surgery following mastectomy. The U.S. market is the primary consumer of saline-filled breast implants.

        Silicone Gel-Filled Breast Implants.    We sell silicone gel-filled breast implants primarily in Europe, Latin America, Australia, and Asia. More than 90% of our breast implants sold outside the U.S. are silicone-gel filled. Our silicone gel-filled implants are available in the United States under an adjunct study protocol for use in breast reconstruction. In June 2000, we completed the implantation phase of a core clinical study designed to gain U.S. Food and Drug Administration, or FDA, approval for standard silicone gel-filled breast implants. In January 2002 we began submitting the first of several modules to the FDA for the pre-market approval, or PMA, seeking approval of our silicone gel-filled breast implants. The final module and application for the pre-market approval process of our silicone gel filled breast implants, which included the completed two years follow up data requested, was submitted December 30, 2002.

        In September 2000, the FDA approved a feasibility study for our cohesive silicone gel-filled breast implants. In March 2001, we announced that the FDA had approved the expansion of the study to a full-scale clinical study. Patient enrollment for this study was completed in the first quarter of 2002 and is now in the two year clinical follow up period. The cohesive silicone gel filled implants are currently the leading selling breast implants in Europe.

        Tissue Expanders.    We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and to correct birth defects.

Facial Aesthetics

        We develop, manufacture, and market dermal filler products designed to improve facial appearance by smoothing wrinkles and scars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm® and Zyplast® and the Hylaform® range of hyaluronic acid-based dermal fillers. We also sell solid silicone implants.

        Zyderm® and Zyplast®.    Zyderm® and Zyplast® implants are injectable formulations of bovine collagen. Zyderm® implants are formulated especially for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct some kinds of shallow scars. Zyplast® implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Zyderm® and Zyplast® implants require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. In the U.S., the FDA approved the PMA for Zyderm® in 1981 and for Zyplast® in 1985. Zyderm® and Zyplast® were approved for marketing in Europe in 1995.

        Hylaform® Gel.    Hylaform® gel implants are a hyaluronic acid-based injectable product for the treatment of facial wrinkles and scars. The product, licensed from Genzyme Biosurgery and sold in Europe since 1996, does not require a skin test, so patients can be treated immediately.

        In 2001, two new formulations of Hylaform® gel were developed. The new formulations are Hylaform® FineLine, designed especially for people with fine line wrinkles or superficial facial contour defects, and Hylaform® Plus, formulated for treating deeper depressions and more pronounced contour problems such as deeper scars, lines, and furrows. We launched these new Hylaform® gel products in Europe in September 2001 and we are the only company that sells a range of both hyaluronic acid-based and collagen-based dermal fillers in Europe. In December 2001, Health Canada's Therapeutic Products Programme, or HCTPP, granted Genzyme Biosurgery a Medical Device License for Hylaform® gel. In January 2002, the HCTPP approved both Hylaform® Plus and Hylaform® FineLine. These approvals allow us to market the entire line of Hylaform® products for cosmetic indications in Canada.

        In January 2001, the FDA granted conditional approval to Genzyme Biosurgery to begin a limited clinical trial with Hylaform® gel. In October 2001, Inamed and Genzyme Biosurgery jointly announced plans to develop the complete Hylaform® line of products in the U.S. We began clinical studies in the first half of 2002 and completed enrollment at the end of 2002. We intend to aggressively pursue our submission of the PMA for Hylaform® in the U.S. once the follow up phase has been completed.

        CosmoDerm™ and CosmoPlast™ Implants. CosmoDerm™ and CosmoPlast™ implants are a line of injectable human skin-cell derived collagen products that Inamed licenses from Advanced Tissue Sciences, Inc. In May 2001, we filed a PMA supplement with the FDA seeking regulatory approval for CosmoDerm™ and CosmoPlast™ in the U.S. In late 2001, the FDA requested that we conduct an additional skin test to supplement the PMA filing. We initiated the additional study requested by the FDA in March 2002 and completed the submission in June 2002. We received FDA approval for CosmoDerm™ and CosmoPlast™ in March 2003 and received approval from Health Canada in December 2002.

        Botulinum Toxin A.    In July 2002, Inamed and Ipsen Limited signed a definitive agreement which provides that Inamed will develop and market Ipsen's Botulinum Toxin A for all cosmetic indications, including wrinkles, in the United States, Canada, and Japan. The product is a sterile, freeze-dried, purified form of Botulinum Toxin A and we will be the exclusive distributor of all current and future formulations in the countries noted above. The product is currently marketed under the trade name Dysport in Europe and elsewhere where it competes with other botulinum toxin products such as Allergan's Botox®. We also initiated the phase II clinical study in December 2002.

        Discontinued Products.    As part of a strategic refocusing on core products in 2001, we discontinued selling the Refinity™ skin care line and sold our rights and remaining inventory to Cosmederm Technologies. We also relinquished exclusive marketing rights and ceased active marketing of SoftForm® facial implants and the Refinity™ Coblation® skin resurfacing system.

Obesity Intervention

        We develop, manufacture, and market several devices for the treatment of obesity. Our principal product in this market area, the LAP-BAND® Adjustable Gastric Banding System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to gastric bypass surgery or stomach stapling. The LAP-BAND® System is an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This slows down the passage of food and makes the patient feel fuller sooner. The LAP-BAND® System procedure is adjustable and reversible.

        The LAP-BAND® System has achieved widespread acceptance in Europe, as well as Australia, Latin America, the Middle East, and other countries and regions, with approximately 100,000 units sold since 1993. In June 2001, the LAP-BAND® System was approved by the FDA for treatment of severe obesity in adults who have failed more conservative weight reduction alternatives. Commercial distribution of the LAP-BAND® System was initiated in the U.S. in July 2001.

        We also sell the BioEnterics® Intragastric Balloon, or BIB®, System, which is a short-term therapy designed for patients who must reduce weight in preparation for surgery or for moderately obese patients in conjunction with a long-term comprehensive diet and exercise program. Currently distributed only outside the U.S., the BIB® is a silicone elastomer balloon that is filled with saline after insertion into the patient's stomach.

        Another product, the BioEnterics® Gastric Balloon Suction Catheter, was introduced in the U.S. in June 2001. It contains a durable silicone balloon used by surgeons to facilitate pouch sizing and provide gastric suction during laparoscopic gastric bypass procedures.

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

        Breast Aesthetics.    In the U.S. and Canada, breast aesthetics products are marketed under Inamed Aesthetics to plastic and reconstructive surgeons, cosmetic surgeons, facial and oral surgeons, dermatologists, out-patient surgery centers, and hospitals through its staff of sales representatives. In Europe, our breast aesthetics products are sold by our European subsidiaries through its staff of sales representatives in the largest European markets. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our breast aesthetics products are sold through a network of distributors.

        Facial Aesthetics.    Our facial aesthetics products are marketed under Inamed Aesthetics to plastic and reconstructive surgeons, hospitals and clinics, as well as to dermatologists. The facial aesthetics products are sold in most of the same countries and by the same sales organizations that sell the breast aesthetics products. We have a direct sales force for facial products in Japan and Australia.

        Obesity Intervention.    Our obesity intervention products are marketed under Inamed Health to general, laparoscopic, and bariatric surgeons, as well as to hospitals. In the U.S. and Canada, obesity intervention products are sold by a sales force of company-employed representatives and managers. Inamed Health products are widely distributed outside the United States in over 40 countries under the direction of regionally-based managers.

COMPETITION

Breast Aesthetics

        We compete in the U.S. breast implant market with Mentor Corporation. We are aware of companies conducting clinical studies of breast implant products in the U.S. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Eurosilicone, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

        We believe that the principal factors permitting our products to compete effectively are high-quality product consistency, product design, management's knowledge of and sensitivity to market demands, plastic surgeons' familiarity with our products and brand names, and our ability to identify and develop or license patented products embodying new technologies.

Facial Aesthetics

        Our facial products compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections and gelatin- or cadaver-based collagen products. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Internationally, we compete primarily with Restylane®, Restylane® Fine Lines, and Perlane™ (all manufactured by Q-Med). Q-Med filed with the FDA in 2002 for approval of its Restylane® product in the U.S.

Obesity Intervention

        No gastric bands other than Inamed's are commercially available in the U.S. and we are not aware of any other companies conducting clinical studies of gastric bands at this time. Outside the United States, the LAP-BAND® System competes primarily with the Swedish Adjustable Gastric Band (manufactured by Ethicon Endo Surgery,) and the Heliogast Band (manufactured by Helioscopie, S.A., France). There are at least two other gastric bands on the market internationally. The LAP-BAND® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion.

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

RESEARCH AND DEVELOPMENT

        We have a qualified staff of scientists, engineers, and technicians working on material technology and product design as part of our research and development efforts. Our research and development expense is primarily directed toward supporting the clinical trials of our products. In addition, we are directing our research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the surgical profession. We have incurred expenses of $12.5 million, $12.2 million and $9.9 million for the years ended, December 31, 2002, 2001 and 2000, respectively, for research and development.

        .

PATENTS, LICENSES, AND RELATED AGREEMENTS

        We currently own or have exclusive license rights to numerous patents, patent applications, trademarks and trademark applications throughout the world. We also hold an exclusive, worldwide, perpetual, fully paid-up license to various patents and patent applications in the fields of human aesthetics products, technologies, and treatments from Cohesion Technologies, Inc. and other patents relating to our breast implant products, tissue expanders, injection ports and valve systems, and other obesity and general surgery products.

        In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of new products. These projects include the following:

  •
  We are the exclusive distributor and licensee for Genzyme Biosurgery's Hylaform® products, including Hylaform® Plus and Hylaform® FineLine, everywhere except the U.S., China, and Hong Kong. We purchase the product from Genzyme Biosurgery and pay a royalty based on sales.

  •
  In September 2002, we entered into an agreement with Genzyme Biosurgery for exclusive U.S. development and distribution rights for all Hylaform® products. The product supply and royalty provisions are similar to the international agreement and Inamed will fund all development work required to obtain FDA approval.

  •
  In July, 2002, we entered into a Development and Distribution Agreement with Ipsen Limited to develop and be the exclusive distributor and licensee for Ipsen's current and any future Botulinum Toxin A products for all cosmetic indications in the U.S., Canada, and Japan. We are actively pursuing development of this product at this time.

        We have an agreement with Advanced Tissue Sciences, Inc., or ATS, under which we acquired an exclusive, worldwide license to certain intellectual property for the development and distribution of certain of ATS's human-based, tissue-engineered products for surgical applications. We developed injectable collagen for the correction of facial wrinkles and marketing commenced in early 2003 under the names CosmoDerm™ and CosmoPlast™ in the U.S. and Canada. Under the terms of this agreement, we have purchased bulk material from ATS and conducted clinical studies. Certain milestone payments are due upon receipt of FDA approval, which occurred in March 2003, and payment of royalties will commence in 2003.

        Due to financial difficulties announced by ATS in the latter half of 2002 and a subsequent decision by the ATS Board to liquidate the company, we entered into a supply agreement with an affiliate of Smith and Nephew Inc. in March 2003 which will provide us, on a going forward basis, the raw materials previously provided by ATS.

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

        In 2002, we terminated our research and development agreement for autologous tissue generation with Reconstructive Technologies, Inc.

MANUFACTURING AND RAW MATERIALS

        Our manufacturing facilities are located in Santa Barbara and Fremont, California; San José, Costa Rica; and in Arklow, Ireland. The Carpinteria, California manufacturing facility was closed at the end of 2002. In the fourth quarter of 2002, we announced the consolidation of our Santa Barbara manufacturing operations into our facilities in Costa Rica and Ireland. See Note 4 of the notes to the consolidated financial statements, attached as Exhibit (a) (1).

Breast Aesthetics

        Our breast implant and related tissue expander products are manufactured in our facilities in Santa Barbara, California; San José, Costa Rica; and Arklow, Ireland. We manufacture our devices and products in a controlled environment utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.

        Our manufacturing activities for products sold in the U.S. are subject to FDA regulations and guidelines, and these products and their manufacturing procedures are reviewed by the FDA. The quality system at our facilities in Santa Barbara was inspected by the FDA in March and April 2001, as part of our saline-filled breast implant post-PMA inspection, and found to be in compliance with applicable quality system regulations. The quality system at our Costa Rica facility was inspected by the FDA in September 2001, as part of our post-PMA inspection, and found to be in compliance with applicable quality system regulations. In 2002 the Santa Barbara facility quality system was certified to ISO 9001, EN46001 and ISO13485. The Costa Rica facility was certified to ISO 9002, EN 46002 and ISO 13485 in 2002. In March 2003, the FDA completed an inspection of the Santa Barbara facility and found the quality system to be in compliance with the applicable quality system regulations.

        Our manufacturing activities in Europe are subject to regulatory requirements and periodic inspections by the European notifying body, G-MED. The quality systems in the Arklow, Ireland facility were inspected by G-MED in November 2002. They were re-certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001, and ISO 13485, permitting us to continue to sell our products in the European Community.

        In late 1998, we entered into a strategic alliance with a privately held specialty chemical company, whereby that company has agreed to act as our exclusive supplier of silicone raw materials.

Facial Aesthetics

        Zyderm® and Zyplast® implants are manufactured at our Fremont, California facility. We use a patented viral inactivation process for these collagen-based products to ensure both safety and quality. The production processes use readily available chemicals and enzymes and bovine dermis from cows as the source of collagen. Since 1987, the hides have been sourced from a U.S.-located closed herd in an effort to prevent contamination of our bovine collagen based products. The closed herd is designed to provide a reliable source of raw material with backup capabilities in case of natural disasters. We believe that the supply of raw materials and processing materials for our bovine manufacturing operations can be purchased from other sources, if required. The bovine collagen-based products have refrigerated shelf lives of 36 months.

        In 2001, we started our manufacturing activities for our bioengineered human collagen dermal filler products, CosmoDerm™ and CosmoPlast™. The raw materials for these products have been obtained in bulk from ATS and further processed and packaged at our Fremont facility. Due to financial difficulties announced by ATS in the latter half of 2002 and a subsequent decision by the ATS Board to liquidate the company, we entered into a supply agreement with an affiliate of Smith & Nephew Inc. in March 2003 which will provide us, on a going forward basis, the raw materials previously provided to us by ATS. Also, in January 2003, we signed a development agreement with Immucor Inc., for the production of human collagen mesh. We and Immucor expect to enter into a supply agreement later during the year.

        Our manufacturing facility for collagen-based products is subject to regulatory requirements and periodic inspection by regulatory authorities, including the FDA and foreign entities. The quality system at our Fremont facilities was last inspected by the FDA in June 1998, as part of the FDA's normal inspection program, and found to be in compliance with applicable quality system regulations. In addition, these facilities were inspected by TÜV Product Services in March 2001 and March 2002, and were re-certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001 and ISO 13485, permitting Inamed to continue to sell Zyderm™ and Zyplast™ products in the European Community.

        Hylaform® gel and silicone facial implants are manufactured by third parties. The Refinity™ skin care line, the Refinity™ Coblation® skin resurfacing system, and SoftForm® facial implants were also manufactured by third parties; however, we have disposed of the skin care line and have ceased active marketing of Coblation® and SoftForm® and do not intend to purchase more product.

Obesity Intervention

        At the end of 2002, our obesity intervention products were manufactured at our facilities in San Jose, Costa Rica and Santa Barbara, California. Our Carpinteria, California facility was closed in December 2002 and all the manufacturing activities were transferred to our facilities in Costa Rica and Santa Barbara.

        In June 2001, we received FDA approval for the LAP-BAND® System in the U.S. The Carpinteria facility was inspected by TÜV Product Services in November 2001 and was certified as being in compliance with applicable standards set forth in ISO 9001, EN 46001 and ISO 13485. In April 2002 the FDA completed an inspection of the Carpinteria facility and found the quality system to be in compliance with the applicable quality system regulations. In February 2003, the FDA completed a post PMA inspection of the Costa Rica facility and found the quality system to be in compliance with the applicable quality system regulations.

Other Products

        We produce other collagen products at our Fremont, California facility for use by other medical manufacturers. Contigen® is manufactured for C. R. Bard, Inc., CoStasis® for Cohesion Technologies, Inc. and Collagraft® and Collagraft® intermediates are manufactured for NeuColl Inc.

Environmental Compliance

        Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2002. In 2003, we do not expect to incur any material expense to maintain our compliance level.

        Our manufacturing facility in Arklow, Ireland, is regulated by the Irish Environmental Protection Agency, or EPA. The Irish EPA carries out regular checks and monitors compliance with the requirements of the Integrated Pollution Control License. In 2002, the facility received an updated IPC license which provided for increased xylene emission limits. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2002. In 2003, we do not expect to incur any material expense to maintain our compliance level.

        Our manufacturing facility in Costa Rica is regulated by SETENA (Secretaría Técnica Nacional Ambiental) and the office of the Minister of Health. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2002. We do not expect to incur any material expense to maintain this compliance level during 2003.

GOVERNMENT REGULATION

        Medical devices and biologics are subject to regulation by the U. S. Food and Drug Administration (FDA), state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various U.S. Federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping, and marketing of these products. The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the U.S. and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

Regulation of Medical Devices

        All of our current products are medical devices intended for human use and are subject to regulation by FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance or a Premarket Approval Application (PMA) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with "good manufacturing practices" (GMPs), as determined by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of product defects to the FDA. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data supporting the safety and effectiveness of the device. Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported. The majority of our products are regulated as Class III medical devices.

        Products marketed in the European Community must comply with the requirements of the European Medical Device Directive (MDD) and must be CE-marked. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these countries. The current regulatory status of our products is discussed in the "Products" section above.

Regulation of Biologics

        Although we do not currently market any biologic products, we expect to seek approval to market biologic products in the future, including Botulinum Toxin A. The FDA approval process for biologic products is a complex process with a number of discrete phases, beginning with laboratory analysis and pre-clinical testing in animals. To begin human testing, an investigational new drug application or IND, is filed with the FDA. Human clinical testing typically involves three phases. In Phase 1, small clinical trials are conducted to determine the safety of the product and the acceptable dose. In Phase 2, expanded clinical trials are conducted to determine optimal dose and to assess safety of the product. In Phase 3, still larger clinical trials are conducted to provide sufficient data to assess safety and efficacy at the optimal dose. After completing all three phases of human testing, a Biologic License Application (BLA) is submitted to the FDA for approval. If the FDA approves the BLA, the product becomes available for marketing. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies to evaluate long-term effects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market.

Regulation of Manufacturing

        As a manufacturer of medical devices or therapeutic products, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect our quality systems and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. In the U.S., our facilities must comply with the FDA's Quality System Regulation requirements for Good Manufacturing Practices. For products sold in Europe, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. The regulatory status of our manufacturing facilities is discussed under "Manufacturing and Raw Materials" above.

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

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

        Our present and future business has been and will continue to be subject to various other laws and regulations.

Foreign Corrupt Practices Act

        The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

        In the U.S., purchases of the LAP-BAND® System to treat severe obesity are reimbursed in some regions by Medicare. Private insurance coverage currently varies by carrier and geographic location. At the end of 2002, Inamed has established reimbursement coverage through insurers in the U.S. that cover approximately 22 million lives. The Company is pursuing reimbursement with many major carriers and hopes to achieve broader reimbursement coverage for the product in 2003. The older, more established, surgical procedures for obesity treatment, including gastric bypass, are generally reimbursed.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        The majority of our sales and long-lived assets are primarily in the U.S. and Canada. See Note 17 of the notes to the consolidated financial statements, attached as Exhibit (a)(1).

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

EMPLOYEES

        As of December 31, 2002, we had approximately 1,000 employees in active service, of which approximately 700 were in the U.S., Canada, and Costa Rica and approximately 300 were at other international operations. Except for employees at our manufacturing facility in Arklow, Ireland, none of our employees are represented by a labor union.

        We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2003. We believe that our current systems and processes are adequate for current needs.

RISKS AND UNCERTAINTIES

        You should consider each of the following factors as well as the other information in this report on Form 10-K in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

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

        We have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. However, one or more product liability claims or recall orders could exceed our insurance coverage. If our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses in excess of our accruals.

        During the quarter ended June 30, 2002, we obtained new product liability insurance. Due to significant increases in insurance premiums we reduced our product liability insurance from

$25.0 million with a $5.0 million deductible to $7.0 million with a $2.0 million deductible. Only $5.0 million of the $7.0 million is available to cover breast implant claims. We believe that lower coverage amounts, coupled with higher premium rates, was due to an overall decrease in the insurance market capacity. We are continuing to seek additional product liability coverage at commercially reasonable rates but we cannot assure you that we will be successful in these efforts.

        In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent implant. Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in excess of our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002, and approximately $9.0 million at March 30, 2003. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to us for the indemnification of non-U.S. Trilucent claims. There was $7.9 million remaining under this commitment at December 31, 2002 and the same amount as of March 30, 2003.

        At December 31, 2002, we had an accrual for future Trilucent claims, costs, and expenses of $7.3 million and unapplied liability insurance coverage of approximately $17.5 million. In addition, in January 2003, we received $6.0 million in cash in partial consideration for the MEDMARC settlement described above. Thus, giving effect to the cash received in January, 2003 and further expenditures for claims since December 31, 2002, we currently have approximately $30 million in accruals and insurance to cover our future Trilucent-related liabiltities. While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount. This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations. Further, the insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005. Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including its Trilucent-related bodily injury claims and other contingent liabilities.

        Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that close to 90% of the United Kingdom residents and close to 60% of the women in the rest of the world, who had these implants have had them removed. The product was not sold commercially in the United States. To date, an insurance company has honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005. However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage.

        Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants. To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of approximately 250 women who were explanted prior to June 6, 2000. See Part I, Item 3 Legal Proceedings. In Spain, although approximately 275 women have accepted our protocol, another 50 have commenced legal proceedings. More than 650 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants). We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where more than 1,800 received the implant, approximately 900 have been explanted, but fewer than 100 have made claims for bodily injury or financial loss (although we have already paid for their explants). By reason of our anticipated efforts to complete our explantation program in 2003, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2003 and/or in the following years.

        In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA's request by the Trilucent Scientific Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed. As a result of that research, the Panel could recommend that the remaining unexplanted Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 2,600 women. We could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast. As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent in the future.

        IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

        Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products and facial dermal fillers, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation, new government regulation, or bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob, or "mad cow" disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

        OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL FLUCTUATIONS AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS FOR ANY

FISCAL QUARTER MAY DISAPPOINT SECURITIES ANALYSTS AND INVESTORS AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

        Our quarterly operating results have fluctuated in the past and may vary significantly in the future due to a combination of factors, many of which are beyond our control. These factors include:

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

  •
  litigation with respect to product liability and other claims or product recalls and any insurance covering such claims or recalls; and

  •
  general economic factors, such as foreign exchange rates.

        We expect a competitive product (Q-Med's Restylane®) to enter the U.S. facial aesthetics market in 2003, and sales of such product may adversely affect our dominant U.S. market position in facial aesthetics.

        As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below securities analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

        IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WILL SUFFER.

        Breast augmentation and reconstruction, facial dermal fillers, and obesity intervention are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our sales and profitability.

        Reimbursement for obesity surgery, including use of our products, is available to various degrees in most of our international markets. In the United States, reimbursements by insurance plans are increasing, but reimbursement is not widely available to all insured patients at this time. Adverse changes in the economy could have an adverse effect on consumer spending and governmental health care resources. This shift could have an adverse effect on the sales and profitability of our obesity intervention business.

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

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in two such matters. See Part I, Item 3. Legal Proceedings—Patents and License Litigation, Kuzmak Matter and Manders Matter.

        WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform® gel and silicone facial implants. Also, the raw materials related to our human collagen program are produced at a facility operated by a joint venture between ATS and Smith and Nephew. Due to ATS's recent filing for reorganization under the U.S. Bankruptcy Code, and subsequent announcement that it had decided to undertake an orderly liquidation of its assets, we have entered into a supply agreement with an affiliate of Smith and Nephew Inc. in March 2003.

        There can be no assurance that if there is any disruption in the supply of these products, our sales and profitability would not be adversely affected.

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

        OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

        More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros, or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture some of our breast implant products in Ireland and, in Costa Rica. Commencing in November 2002 and through the beginning of 2004, we will transition our Santa Barbara-based manufacturing to Ireland and Costa Rica as well. Therefore, an increasing percentage of our operating expenses will be denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

  •
  foreign government regulation of medical devices;

  •
  product liability, intellectual property and other claims;

  •
  new export license requirements;

  •
  political or economic instability in our target markets;

  •
  trade restrictions;

  •
  changes in tax laws and tariffs;

  •
  inadequate protection of intellectual property rights in some countries;

  •
  managing foreign distributors, manufacturers and staffing;

  •
  managing foreign branch offices; and

  •
  competition

        If these risks actually materialize, our sales to international customers, as well as those U.S. customers that use products manufactured abroad, may decrease.

        WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved, or, once approved, not recalled. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

        HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        If any national healthcare reform or other legislation or regulations are passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

  •
  developments and litigation concerning patents or other intellectual property rights;

  •
  litigation or public concern about the safety of our products; and

  •
  resignation of senior officers.

        Historically, the daily trading volume of our common stock has been relatively low to that of many other NASDAQ listed stocks. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, especially in and since 2000 the stock market in general and the NASDAQ National Market in particular have experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources.

        RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

        Arthur Andersen LLP were the independent accountants for Inamed Corporation until July 19, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of Inamed Corporation appearing in this Annual Report on Form 10-K into registration statements filed by Inamed Corporation with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we can not comply with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

        FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 14, 2003, there were 22,307,737 shares of our common stock outstanding, with another 2.2 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. Some of the stock underlying these options have been registered for resale with the SEC.

        FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED REVENUE OR EXPENSE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

        A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results of the way we conduct our business.

        LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

        Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

ITEM 2. PROPERTIES

        We lease all of our office, manufacturing, and distribution facilities which are as follows: Fremont, California; Santa Barbara, California; Arklow, Ireland; and San José, Costa Rica.

        We lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Canada, Australia, France, Germany, Italy, Japan, Spain, and the United Kingdom. We believe our facilities are generally adequate for our needs for the foreseeable future. In the fourth quarter of 2002, we announced the consolidation of the Santa Barbara manufacturing facility into our facilities in Costa Rica and Ireland. See Note 4 to the notes to the consolidated financial statements, attached as Exhibit (a) (1).

ITEM 3. LEGAL PROCEEDINGS

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

        Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, approximately 97% of the U.K. residents and approximately 90% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 67% of these expenses. Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50 million in coverage through February 15, 2005.

        During and since the third quarter of 2000, Inamed and certain of its subsidiaries, among others, were named as defendants in five Trilucent-related lawsuits, four of which were brought in federal district court in San Francisco, California (the Federal Trilucent Actions). Three of the Federal

Trilucent Actions (the Foreign Plaintiff Cases) were brought by women alleged to reside in the U.K. In one case, Rachel Kerr vs. Collagen Aesthetics, Inc., et al., the plaintiff seeks to certify an international class of Trilucent implant recipients alleged to include over 9,000 women. From June, 2001, through October 2001, the federal court dismissed each of the Foreign Plaintiff Cases on the grounds that the U.K.'s judicial system provides the foreign plaintiffs with an adequate remedy for their claims, and the U.K. would be more convenient for the parties and the courts (forum non conveniens). Plaintiffs in each of these cases took timely appeals. On November 22, 2002, the Ninth Circuit Court of Appeals issued an opinion affirming the lower court's determinations in all particulars. As plaintiffs have not sought reargument of these appeals, and did not timely file a writ of certiorari to the U.S. Supreme Court, each of these cases has now been conclusively determined in the U.S. courts.

        The fourth Federal Trilucent Action, Deborah Vaernes vs. Inamed Corporation, et al., Case No. 00-CV 4727MJJ, U.S. District Court for the Northern District of California, was a putative class action brought in December 2000 on behalf of the approximately 185 women who received Trilucent breast implants as part of a clinical trial in the U.S. and Canada. In August 2001, the court granted in part and denied in part Inamed's motion to dismiss. On November 21, 2001, Inamed and its affiliates answered an amended complaint by denying its material allegations and asserting affirmative defenses. In November, 2002, the Company came to a final settlement of the Vaernes case and the litigation was dismissed with prejudice and without any determination of any class issue. The settlement was in large part covered by insurance.

        Inamed was also a defendant in one state court Trilucent action, Darcie Bell vs. Inamed Corporation, et. al., filed in March, 2002, Case No. 323529, Superior Court of the State of California, County of San Francisco. That case has also been settled and the litigation dismissed with prejudice.

        Also during and since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. To date, approximately 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. To date, no such woman has brought civil proceedings.

        In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6 million in cash to the Company in January 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against the Company after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was $7.9 million remaining under this commitment at December 31, 2002. As a result of these settlements, the Company released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice. All parties also released any and all claims against the others pursuant to a "Trilucent Claims Settlement Protocol Interim Funding and Non-Waiver Agreement" under which, subject to a full reservation of rights by all parties, Inamed's carriers funded $20 million of settlement protocol payments, on condition that Inamed make pro-rata co-payments of up to $2 million and satisfy a $0.4 million self-insured retention, the SIR. Under the final settlement agreements with the carriers, the Company has no co-payment obligation.

        Inamed has also agreed to a settlement protocol for Spanish claimants.

        By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

        As of December 31, 2002, Inamed had approximately $7.3 million of accruals to cover potential future expenses and liabilities arising from Trilucent.

        Based upon the information and analyses currently available to Inamed, Inamed believes that its current accruals and available insurance coveraqge are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage..

Resolution of 3M Contractual Indemnity Claim

        In connection with the February, 1999 settlement of its breast implant class action litigation (see "Breast Implant Class Action Settlement,"below), 3M asserted against Inamed a contractual indemnity provision, which was part of the August 1984 transaction in which Inamed's McGhan Medical subsidiary purchased 3M's plastic surgery business. To resolve these claims, on April 16, 1998, Inamed entered into a provisional agreement with 3M under which Inamed agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by Inamed's McGhan Medical subsidiary. The 3M agreement provides for release of 3M's indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

        Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3.0 million to $3.9 million in total. For 2000, Inamed's total obligation under the 3M agreement, as amended, was $0.3 million, which Inamed paid. In March 2002, 3M made a demand under the 3M agreement for $0.2 million relating to 2001. The Company has not received a further request for indemnification under this agreement and, on advice of 3M, any request for 2002 is not expected to exceed $0.01 million.

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

        Following various procedural steps, this case was transferred to the United States District Court for the Western District of Oklahoma. That court in turn remanded the case to state court. However, both the Company and Mentor have taken appeals from the district court's remand order and thus far there have been no proceedings in Oklahoma state court Once the appeal is determined, the Company believes this action will proceed on the merits, either in federal or state court. However, the Company believes it has strong arguments that the putative class alleged in the complaint should not be certified and this lawsuit should proceed as an individual, not a class, action. In either case, Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously. Inamed believes that the resolution of this case will not have a material adverse effect on Inamed's financial position or results of operations.

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

        Inamed and its subsidiary answered the complaint, denying all material factual allegations and asserting various affirmative defenses. In August, 2002, the Superior Court decided plaintiffs' motion to certify this action as a class action and denied that motion in its entirety. Plaintiffs have taken an appeal from that decision. In December, 2002, the Superior Court decided the Company's motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs' reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204. The case is now in active discovery. Trial of this action is currently scheduled to begin in October, 2003, although the Court has also ordered the parties to participate in pretrial mediation. Inamed intends to defend this action vigorously and, based on information currently available, we do not expect that the outcome of this case will have a material adverse effect upon our business, results of operations, or financial position.

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

PATENTS AND LICENSE LITIGATION

Kuzmak Matter

        In February 1999, Inamed and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak in the American Arbitration Association, No. 13 184 00102 99, referred to below as the AAA action. Dr. Kuzmak alleged that as of the date of filing of the AAA action, he was owed approximately $0.4 million in unpaid royalties under a license agreement covering four U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, Inamed worked with Dr. Kuzmak in the development and improvement of gastric banding technology.

        Inamed and its subsidiaries denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including non-infringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office. In addition, in February 1999, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the Central District of California against Dr. Kuzmak, No. CV 99-02160 MMM, referred to below as the California federal action, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of the patents to which Dr. Kuzmak claims ownership. Dr. Kuzmak moved to dismiss the action for lack of personal jurisdiction.

        On January 24, 2000, shortly before hearings were set to begin in the AAA action, lawyers for Dr. Kuzmak and Inamed came to agreement on various terms and conditions of a possible settlement of the California federal action, the AAA action, and a third action between BioEnterics Corporation and Dr. Kuzmak pending in the Superior Court of New Jersey, Chancery Division, Essex County. The agreed-upon terms of the settlement were set forth in a letter agreement, the Letter Agreement, executed by the parties' respective counsel on January 24, 2000. The Letter Agreement provided, inter alia, that Inamed would pay Dr. Kuzmak an agreed upon amount in two installments and would pay royalties on each sale of a gastric band in the United States. The parties agreed that the first installment of $0.4 million was to be paid "immediately upon execution of a settlement agreement, which the parties will use their best efforts to sign off on as soon as possible" and a second installment of $0.25 million was to be paid "within 90 days of execution of the settlement agreement." The Letter Agreement also provided that Inamed would pay a royalty of $36 on each band sold in the United States and an advance against royalties of $2.0 million within thirty days of FDA approval "following execution of the settlement agreement."

        On February 16, 2000, attorneys for the Company sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak. Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement. On April 5, 2000, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak's breach of the Letter Agreement, as well as the relief sought in the California federal action.

        On March 1, 2001, the court hearing the California federal action entered judgment dismissing that action, without prejudice, for lack of personal jurisdiction. Inamed appealed this decision and on May 15, 2001, the United States Court of Appeals for the Federal Circuit rendered an opinion and judgment reversing the district court's dismissal and remanding the case to the district court for further proceedings. At a scheduling conference held October 2, 2001, the court in the California federal action ordered the parties to participate in a mediation proceeding, and bifurcated the court proceedings so that the question of the enforceability of the settlement agreement is resolved before other patent-related issues are addressed.

        On November 27, 2001, Ethicon Endo-Surgery, Inc., or Ethicon, acquired all of Dr. Kuzmak's rights, title and interest in his patents and patent applications in the field of gastric banding technology. Ethicon then filed a motion to substitute itself as the real party in interest in place of Dr. Kuzmak in the California federal action. In March 2002, the court granted Ethicon's motion to be added as a real party in interest but did not dismiss Dr. Kuzmak.

        On or about December 7, 2001, the parties stipulated to dismiss the New Jersey federal action without prejudice in favor of the California federal action and the New Jersey federal action was so dismissed.

        On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement. Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak. We have taken an appeal from the federal district court's May 28 rulings to the U.S. Court of Appeals for the Federal Circuit and briefed that appeal in full. The Federal Circuit has ruled that our appeal is timely and it is currently scheduled to be argued on April 8, 2003.

        In the district court, substantially all factual discovery has been completed and expert reports have been exchanged. Following a July 22, 2002 status conference, the district court entered a pre-trial scheduling order. That order has since been modified. Under the scheduling order, as modified, a Markman hearing is to be held in May 2003 and a trial of Ethicon's claims for damages and for a permanent injunction for patent infringement and of our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims) is to be held in August 2003. The court has indicated it will set a schedule for dispositive motions at the Markman hearing. In view of the April 8, 2003 argument date in the Federal Circuit, the Company has moved the district court for a stay of proceedings pending the resolution of the Federal Circuit appeal. The stay motion is scheduled to be heard on March 31, 2003.

        As set forth in its appeal, Inamed believes that the Letter Agreement is an enforceable settlement agreement, that Kuzmak breached it, and that Inamed did not breach it. If the Federal Circuit reverses the district court's May 28 rulings entirely, and directs the entry of summary judgment on our motion for specific enforcement of the Letter Agreement, we would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires. We would also be obligated to pay Ethicon $0.65 million, a running royalty of $36 per LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million. In that event, the federal district court would not reach or decide Ethicon's claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims). If the Federal Circuit affirms the district court's May 28, 2002 rulings entirely before the trial is held in the court below, it is expected that the parties will move to trial on the Patent Claims in the district court. If the Federal Circuit vacates the May 28, 2002 rulings, and does not direct entry of summary judgment to either party, the Company expects to move under a prior bifurcation order to limit the scheduled trial to the Letter Agreement issues and claims, or to have those issues and claims decided before the Patent Claims are decided. There can be no assurance that the Court would grant any such motion by the Company.

        If the Federal Circuit affirms the May 28, 2002 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties to Ethicon from December, 1998, and (ii) enjoining us from making or selling the LAP-BAND® System in the U.S. until the expiration of the last-to-expire patents at issue in the litigation found to be valid and enforceable and to be infringed by the LAP-BAND® System.

        The fact-finder would determine a reasonable royalty rate based on a multi-factorial test. If we are held liable to pay royalties, we believe that the likely royalty rate would be between 3% and 9% of net sales of LAP-BAND® Systems made or sold in the United States. Upon a finding that we willfully infringed one or more of the patents at issue, the Court could also hold us liable to Ethicon for treble damages. In terminating a license agreement with Dr. Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel. This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

        In patent litigation in the U.S., upon a finding of infringement of a valid and enforceable patent, the patent holder is ordinarily entitled to an injunction. While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013. Therefore, we could be possibly enjoined until 2013. In opposing the entry of such an injunction, we would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds. While we believe that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an application would in fact be granted.

        Dr. Kuzmak has no continuing financial interest in this matter, as he assigned all such rights to Ethicon in November 2001.

        Although the Company believes it has meritorious arguments in favor of its positions and continues to vigorously assert its rights in the litigation with Ethicon, if the Federal Circuit affirms the May 28 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether an injunction should issue, an adverse judgment which is not appealed successfully could have a material adverse impact on our financial condition, results of operations and/or our prospects.

Manders Matter

        The Company is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. The Company does not believe it practices the device claimed by Manders or that it teaches the methods he claims. Accordingly, in February 2003, the Company answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. A case management conference in the case is scheduled to be held on April 15, 2003.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        On March 14, 2003, we had 502 stockholders of record. Our common stock price at the close of business on March 14, 2003, was $31.74 per share.

        The table below sets forth the high and low bid prices of our common stock for the periods indicated as reported on the NASDAQ National Market under the symbol IMDC. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2001
1st Quarter	$24.44	$18.25
2nd Quarter	$29.00	$18.25
3rd Quarter	$26.45	$15.91
4th Quarter	$30.50	$16.07
2002
1st Quarter	$33.93	$25.99
2nd Quarter	$37.37	$26.10
3rd Quarter	$26.10	$12.83
4th Quarter	$32.70	$21.44

DIVIDENDS

        We have never paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our ability to pay cash dividends is restricted by our credit facility.

SECURITIES AUTHORIZED FOR ISSUANCES UNDER EQUITY COMPENSATION PLANS

        See Part III Item 12 in Form 10-K for the securities authorized for issuances under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto attached as Exhibit (a)(1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years through the period ended December 31, 2002. We completed our acquisition of Collagen Aesthetics, Inc., on September 1, 1999. The results of operations of Collagen Aesthetics, Inc., are included in our operating results from the date of acquisition.

	Years Ended December 31,
	2002	2001	2000	1999(1)		1998
	(millions, except per share data)
Statements of income data:
Net sales	$275.7	$238.1	$240.1	$189.3		$131.6
Cost of goods sold	77.6	67.2	66.4	57.6		48.0

Gross profit	198.1	170.9	173.7	131.7		83.6

Operating expenses:
Selling, general and administrative	120.6	96.6	102.3	74.8		61.1
Research and development	12.5	12.2	9.9	10.3		9.4
Restructuring charges	5.1	12.0	—	—		4.2
Special charges	6.7	—	—	—		—
Amortization of intangible assets and non-cash compensation	4.9	11.3	9.3	2.9		0.4

Total operating expenses	149.8	132.1	121.5	88.0		75.1
Operating income	48.3	38.8	52.2	43.7		8.5
Other income (expense):
Net interest and other financing expense	(11.7)	(11.7)	(10.5)	(13.1)		(3.8)
Foreign currency transaction gains (losses)	0.3	(0.4)	2.6	0.3		0.7
Royalty income and other	5.3	5.0	7.0	1.4		—

Total other expense, net	(6.1)	(7.1)	(0.9)	(11.4)		(3.1)

Income before income tax expense (benefit)	42.2	31.7	51.3	32.3		5.4
Income tax expense (benefit)	9.3	10.7	14.3	(6.5	)(2)	(8.4	)(3)

Income before extraordinary charges	32.9	21.0	37.0	38.8		13.8
Extraordinary charges	—	—	—	—		(1.8	)*

Net income	$32.9	$21.0	$37.0	$38.8		$12.0

* 1998 income before extraordinary charges per share of common stock: Basic $1.33 Diluted $1.05
Basic	$1.57	$1.04	$1.81	$2.51		$1.15
Diluted	$1.50	$0.97	$1.61	$2.03		$0.92
Weighted average shares outstanding:
Basic	21.0	20.2	20.4	15.5		10.4
Diluted	21.9	21.7	23.0	19.1		14.2

	December 31,
	2002	2001	2000	1999(1)	1998
	(millions)
Balance sheet data:
Working capital (deficiency)	$78.9	$63.3	$50.8	$42.8	$(1.0)
Total assets	421.5	400.2	385.9	309.4	80.7
Total long-term debt and capital leases (incl. current portion)	83.7	121.0	98.6	77.2	—
Convertible and other long-term debt, net of current installments	—	—	—	—	27.8
Stockholders' equity (deficit)	232.7	174.4	167.7	134.1	(15.6)

(1)
The consolidated financial statements include the operations of Collagen Aesthetics, Inc. from September 1, 1999 to December 31, 1999.

(2)
Includes reversal of $15.5 million valuation allowance on the deferred tax assets.

(3)
Reflects the recognition of an $8.0 million deferred tax asset based on projection of future income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

COMPANY AND INDUSTRY OVERVIEW

        Inamed is a global medical device company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples' lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles and the LAP-BAND® and BIB® Systems used to treat severe and morbid obesity. We generate approximately 34% of our revenues outside the U.S./Canada. Demand for our products remains steady notwithstanding economic conditions in our primary markets and the fact that most of our customers do not have access to reimbursement programs for purchases of our products. With 2002 sales of nearly $276.0 million, and approximately 1,000 employees in more than 10 countries, we are a global leader in developing innovative medical devices and implants that improve the quality of life for people around the world.

        Our primary markets are very competitive and subject to substantial government regulation. Pricing and market share pressures vary by product line and geographic market. We have experienced increases in our labor and material costs, which are generally influenced by inflationary trends. In addition, there are foreign currency fluctuations and other risks associated with operating on a global basis, such as price and currency-exchange controls, import restrictions, and changing economic, social and political conditions in foreign countries. We expect these trends and risks to continue. We will continue to manage these issues by capitalizing on our market-leading positions, developing innovative products, investing in human resources, consolidating manufacturing facilities, leveraging our cost structure, and possibly entering into alliances and other arrangements. We will also seek opportunities where appropriate to limit any potential unfavorable impacts of operating in countries with weakened economic conditions.

        We derive all of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S. to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through third party distributors. We realize approximately 66% of our revenues from sales in the U.S./Canada and 34% internationally.

        We manufacture our products in California, Costa Rica and Ireland. The cost of goods sold represents the cost of raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of raw materials, labor and overheads and manufacturing efficiencies / inefficiencies.

        Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, including commissions, and marketing program costs. General and administrative expenses incorporates the costs of our back office functions such as finance, human resources, information services and legal and insurance costs.

        Our research and development expenses are comprised primarily of expenses supporting the clinical development programs for our products in the U.S. and of compensation expense associated with personnel performing research and development activities. We also conduct research on materials technology, product design and product improvement.

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $39.3 million at December 31, 2002, an increase of $4.5 million from $34.8 million at December 31, 2001. The increase during 2002 was the result of cash provided by operations of $43.8 million and cash from the issuance of common stock of $14.3 million offset primarily by principal repayments of notes payable and long-term debt of $36.5 million and the purchase of plant and equipment of $14.8 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

        Cash provided by operations of $43.8 million in 2002 reflects net income of $32.9 million that was reduced by non-cash charges including $12.6 million of depreciation and amortization, special charges of $5.7 million and other non-cash items, as well as the effect of an increase in trade accounts receivable of $8.8 million, an increase in accruals and other long-term liabilities of $6.6 million and other changes in assets and liabilities. Cash provided by operations in 2001 of $32.6 million in 2001 reflects net income of $21.0 million that was reduced by non-cash charges, including $15.8 million of depreciation and amortization, and offset by changes in assets and liabilities, including an increase of $9.3 million in inventories. This increase in inventories in 2001 was primarily to support certain product launches. These launches included the U.S. launch of the LAP-BAND® System and the International launch of the Hylaform® range of products as well as the build up of inventory to support the planned launches of CosmoDerm™ and CosmoPlast™, our bioengineered human-derived collagen dermal filler products.

        Cash used in investing activities of $18.6 million in 2002 consisted primarily of capital expenditures for our global ERP system compared with cash used in investing activities of $15.6 million in 2001, which consisted primarily of capital expenditures for manufacturing equipment and facilities improvements. We anticipate spending approximately $10.0 million to $12.0 million in 2003 on capital projects.

        Cash used in financing activities in 2002 of $22.2 million reflected principal payments of $36.5 million on our long-term debt, including $25.0 million of principal prepayments which were partially offset by $14.3 million in proceeds from the issuance of common stock upon the exercise of outstanding warrants and employee stock options. Cash used in investing activities in 2001 of $1.5 million reflected increases in long-term debt of $25.0 million and $5.1 million in proceeds from the issuance of common stock, offset principally by the repayment of notes payable and long-term debt of $15.2 million and $16.3 million paid to acquire treasury shares in a stock repurchase program. We previously repurchased $7.7 million of our common stock in 2000. On December 13, 2002 we amended our term loan agreement to allow us to purchase up to $25.0 million of our common stock. We have no stock repurchase program in place as of December 31, 2002.

        As of December 31, 2002, we had long-term debt of $83.7 million. Principal payments of $4.9, $59.1 and $19.7 million are due in 2003, 2004 and 2005, respectively. In addition, we have a $25.0 million revolving line of credit. We have used $6.7 million of the revolver capacity as security for certain letters of credit. The remaining $18.3 million of revolver capacity is unused as of December 31,

2002. Borrowings under the term loan and the revolving line of credit bear interest at a rate equal to either the one, two, three or six-month London Interbank Offered Rate ("LIBOR") plus 4.0%, dropping to LIBOR plus 3.5% after March 31, 2003. The variable interest rate as of December 31, 2002 applicable to our term notes was approximately 5.4%.

        At December 31, 2002 we had an interest rate swap that fixes the interest rate on $39.8 million of our long-term debt at 9.815%. The estimated cost to retire the swap at December 31, 2002 was approximately $3.9 million. As part of our $25.0 million prepayment of long-term debt during 2002, we recognized expenses of $1.8 million relating to unamortized deferred loan fees and recognition of unrealized losses on our interest rate swap.

        The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$83.7	$4.9	$78.8	$—	$—
Operating leases	43.0	7.4	12.3	8.6	14.7
Purchase obligations	7.2	4.9	2.3
Other long-term liabilities reflected on the registrant's balance sheet under GAAP *	45.3	9.8	25.0	2.6	7.8

Total	$179.2	$27.0	$118.4	$11.2	$22.5

*
Total other long-term liabilities is $35.5 million. The $45.3 million includes $9.8 million of the short-term portion of the long-term obligation.

        The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality.

        We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that we will be able to obtain sufficient replacement financing which coupled with our operating cash flow will be in an amount sufficient to repay the existing term loan. However, we may raise additional capital from time to time.

RESULTS OF OPERATIONS

Sales

        Net sales (net of returns, discounts, and allowances), or sales, for 2002 were $275.7 million, an increase of $37.6 million, or 15.8%, from 2001. Sales for 2001 were $238.1 million, a decrease of $2.0 million, or 1% from 2000. Foreign exchange effects positively impacted sales by approximately 1% in 2002 and negatively by 2% in 2001. We expect sales to grow at a low double-digit rate in 2003.

        Inamed Aesthetics—Breast.    In 2002, sales of breast aesthetics were $156.3 million, an increase of $15.6 million, or 11%, from 2001. Sales for 2001 were $140.7 million, a decrease of $0.3 million, or 2%, from 2000. Foreign exchange effects positively impacted sales by approximately 1% in 2002 and negatively by 1% in 2001. The growth in 2002 of breast aesthetic sales was driven by the increase in the number of breast augmentations and reconstructions performed worldwide, and by the launch of new products. The launch of the Style 68 smooth round saline matrix implants and the Style 10 and Style 20 smooth round silicone gel filled implants in the U.S. coupled with our expanded offering of the cohesive Silicone Gel Matrix product line and the new "Soft Touch" cohesive silicone Gel Matrix in our international markets helped strengthen our position and growth in the breast aesthetics market. In 2003, sales of breast aesthetics products are expected to grow at a low double-digit rate.

        Inamed Aesthetics—Facial.    In 2002, sales of facial aesthetics were $73.8 million, an increase of $6.6 million, or 10%, from 2001. Sales for 2001 were $67.2 million, a decrease of $6.0 million, or 8%, from 2000. Excluding discontinued products, sales of facial aesthetics products in 2001 were $65.5 million, a decrease of 5% from 2000. Foreign exchange rates had less than a 1% effect on 2002 sales and negatively impacted sales by 3% in 2001. In 2002 we saw strong growth in the U.S. which we attribute to the increasing acceptance of cosmetic procedures, driven primarily by the introduction of Allergan's Botox® into the U.S. market, favorable demographics, focused execution by our sales reps and improved management of average selling prices. Our international facial sales were down in 2002. Sales growth in Europe was positive, but our sales performance declined in Japan more than offsetting the European growth. In 2003, sales of facial aesthetics products are expected to be approximately the same as in 2002 due to the potential entry of a competitive product into the U.S. in mid-2003.

        Inamed Health—Obesity Intervention.    In 2002, sales of obesity intervention were $39.4 million, an increase of $15.3 million, or 63%, from 2001. The increase in sales was primarily due to the launch of the LAP-BAND® System in the U.S. following FDA approval in June 2001, as well as continued growth in international sales. Sales for 2001 were $24.1 million, an increase of $7.0 million, or 41%, from 2000. Foreign exchange effects positively impacted sales by approximately 1.5% in 2002 and negatively by 4% in 2001. The significant growth of sales in the U.S. of the LAP-BAND® System in 2002 and 2001 can be attributed to an increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally. In 2003, sales of obesity intervention products are expected to grow by 30% to 40% over sales in 2002. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the LAP-BAND® System.

        Other Products.    Other products sales consist of sales of collagen to other manufacturers, and has remained consistent year over year.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales was 28% for 2002, 2001, and 2000. The gross profit margin for 2002 was 72% up slightly from 2001. This increase reflected the continued improvement in the efficiencies of our manufacturing operations, a change in sales mix and continued implementation of our pricing strategy. Included in cost of goods sold for 2002 was $0.6 million of accelerated depreciation relating to the manufacturing consolidation. See Note 4 of the notes to the consolidated financial statements, attached as Exhibit (a) (1). In 2003, we expect cost of goods sold to be 27% to 30% and the gross profit margin to be 70% to 73% of sales, including the impact of accelerated depreciation from the manufacturing consolidation, which we estimate to be in the range of $3 to $6 million.

Selling, General, and Administrative (SG&A)

        In 2002, SG&A expenses were $120.6 million, an increase of $24.0 million, or 25%, from 2001. Approximately 70% of the increase is due to the increased promotion of the LAP-BAND® System and continued promotion of our Aesthetic products. The remaining 30% of the increase is primarily due to increased insurance costs and legal fees associated with various legal matters as discussed in Note 21 of the notes to the consolidated financial statements, attached as Exhibit (a)(1). As a percentage of sales, SG&A expenses increased to 44% in 2002 from 41% in 2001.

        SG&A expenses in 2001 were $96.6 million, a decrease of $5.7 million, or 6%, from 2000. This decrease was primarily due to lower legal expenses in 2001 and higher expenses incurred in 2000 related to the start-up of the Costa Rica manufacturing facility. As a percentage of sales, SG&A expenses declined to 41% in 2001 from 43% in 2000.

        In 2003, we expect SG&A expenses to be in the range of 41% to 43% of sales, reflecting increased investment in the U.S. launch of the LAP-BAND® System and expansion of promotional activities in support of the breast aesthetics and facial aesthetic products.

Research and Development (R&D)

        R&D expenses were $12.5 million for 2002, an increase of $0.3 million, or 2%, from 2001. The majority of the expenses related to the clinical development programs for silicone-gel filled breast implants, Hylaform dermal filler and the botulinum toxin type A clinical trial. As a percentage of sales, R&D expenses remained flat between 2002 and 2001. R&D expenses of $12.2 million for 2001 increased by $2.3 million, or 23%, from 2000 due primarily to an increase in development expense funding for the collaboration with RTI and costs related to the development of human collagen. In 2003, we expect research and development expenses to be within the range of $17.0 to $20.0 million, as we continue to pursue our clinical development programs.

Restructuring Charges

        In 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. We will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003. The majority of the costs relate to severance which will be paid from the beginning of 2003 through early 2004. As part of the manufacturing consolidation we have accelerated the depreciation on certain assets with shortened useful lives. For the year ending December 31, 2002 we incurred $0.6 million of accelerated depreciation charges included in cost of goods sold on the income statement. We expect additional accelerated depreciation charges related to this manufacturing consolidation of between $3.0 million and $6.0 million through December 2003.

        In 2001, we recorded $12.0 million of restructuring charges to reflect costs associated with changing senior management and consolidating facilities and administrative functions. The Santa Barbara reduction was facilitated by moving certain manufacturing operations to our new facility in Costa Rica, which began full operation late in 2000, and the move of Santa Barbara's remaining manufacturing to a local facility. These costs were primarily employee severance costs. We do not expect any further material costs related to the 2001 restructuring.

Special Charges

        In 1999 we made an investment in the common stock of Advanced Tissue Sciences, Inc., or ATS, a supplier of bioengineered human collagen. In October of 2002, ATS announced that it had voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and subsequently announced in November 2002 that it decided to undertake an orderly liquidation of its assets. ATS's common stock has been delisted by NASDAQ. As a result, we determined that the investment was permanently impaired and a write-off of the entire investment of approximately $2.7 million was recorded in the quarter ended September 30, 2002.

        In 2000, we entered into an agreement with Reconstructive Technologies, Inc. or, RTI, under which we acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. In conjunction with this agreement, we invested $3.0 million in the capital stock of RTI. During the three months ended June 30, 2002, we made a decision not to pursue this research any further and we determined that the value of this investment was permanently impaired and wrote it off.

        In 1999 the Company entered into an agreement with ArthroCare Corporation to distribute ArthroCare's Coblation products in the cosmetic surgery field. During the three-month period ended June 30, 2002, we recorded a charge of approximately $0.3 million pursuant to a settlement agreement between the Company and ArthroCare Corporation.

        During the quarter ended June 30, 2002, we conducted an extensive analysis of our potential sales tax liabilities. Based on the results of this analysis, we accrued an additional liability of $1.3 million during the quarter.

        During the quarter ended March 31, 2002, we recorded a $1.1 million charge relating to our legal settlement with a former officer of Inamed.

        During the quarter ended December 31, 2002, we realized gains in the aggregate amount of $1.7 million in relation to several legal and financial recoveries.

        The special charges noted above totaled $6.7 million for the year ended December 31, 2002.

Amortization

        In 2002 amortization of intangible assets and non-cash compensation was $4.9 million compared to $11.3 million in 2001 and $9.3 million in 2000, a decrease of $6.4 million in 2002. The decrease in 2002 was due to the adoption of FAS 142, under which goodwill and other intangible assets with indefinite lives are no longer amortized. The increase in 2001 was primarily due to amortization of new patents purchased in the third quarter of 2000. We expect amortization of intangible assets and non-cash compensation expense in 2003 to be approximately $5.0 million.

Interest Expense

        Net interest and other financing expense totaled $11.7 million, $11.7 million, and $10.5 million in 2002, 2001, and 2000, respectively. We had a decrease of $1.8 million, or 15%, in 2002 which is due to lower interest rates and debt levels, but it was offset by a charge in the amount of $1.8 million for unamortized loan fees and the realization of unrealized losses on our interest rate swap in connection with the $25.0 million prepayment of debt. The increase of $1.2, million or 11%, in 2001 is due to higher debt levels. Included in the 2000 interest expense is a $2.2 million financing charge related to the retirement of the bridge loan used to finance the acquisition of Collagen Aesthetics, Inc.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the fluctuation of the dollar to the EU Euro and the Japanese Yen.

        On January 1, 1999, eleven of fifteen member countries of the European Union, or the EU, established fixed conversion rates between their existing currencies and the EU's common currency, the "euro". During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euros or the existing currencies of the EU participants. Euro currency was issued in January 2002, and on June 30, 2002, all national currencies of the EU participant countries have become obsolete.

        We have evaluated the potential impact of the euro on our European operations and the impact of exchange costs and currency exchange rate risks. The conversion to the euro did not have a material impact on our operations or financial position in 2002.

Royalty Income and Other

        Royalty income, net of other expenses, was $5.3 million, $5.0 million, and $7.0 million in 2002, 2001, and 2000, respectively. The decline in 2001 from 2000 resulted from the expiration of certain royalty agreements related to breast implants.

Income Tax Expense

        Our effective tax rate was 22%, 34%, and 28%, for 2002, 2001, and 2000, respectively. The lower tax rate in 2000 relative to 2001 was due to the tax benefit of U.S. federal tax refunds. The lower tax rate in 2002 was related to the recognition of certain foreign net operating loss carryforwards, the utilization of miscellaneous tax credits, U.S. charges related to our manufacturing consolidation and other finance charges, all non-recurring items. In addition, our tax rate benefited from a lower state effective tax rate and increased economic activity in low tax jurisdictions. In 2003, we expect our effective tax rate to be in a range of 24% to 26%.

Application of Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Revenue Recognition

        We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. We recognize revenue upon delivery of product to third party distributors and customers. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors' offices. Appropriate reserves are established for anticipated returns and allowances based on our product return history. We believe our estimates for anticipated returns is a "critical accounting estimate" because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. We believe our estimates of inventory values is a "critical accounting estimate" because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. We believe our estimates for our allowance for doubtful accounts is a "critical accounting estimate" because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

Valuation of Long-lived Assets and Goodwill

        We account for long-lived assets, other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. We have adopted this statement, which has not had a material impact on our financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. With the exception of the manufacturing consolidation that occurred in 2002, see Note 4 to the notes to the consolidated financial statements, attached as Exhibit (a) (1), we do not believe that any such changes have taken place.

        We also adopted SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives, of which periods of up to 30 years.

        We believe the estimate of our valuation of Long-lived Assets and Goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.

Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We believe the estimate of our income tax assets, liabilities and expense are "critical accounting estimates" because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Litigation

        We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

        We have an accrual for the "Confidence Plus" warranty program for our breast implant sales in the United States. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. We believe that our estimate for product warranties is a "critical accounting estimate" because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

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

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. Inamed will adopt this statement in 2003. Inamed does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Inamed will adopt this statement in 2003 and does not expect that its adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has complied with the disclosure requirements of SFAS 148 and will determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, Inamed's operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary its cost of financing and operations.

        Interest Rate Exposure—Based on our overall interest rate exposure at December 31, 2002, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2002, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. Inamed had in place interest rate swap agreements effectively converting approximately $39.8 million of floating rate to fixed rate debt to hedge interest rate exposures at December 31, 2002. The fixed rate applicable to Inamed's interest rate hedge is 9.815%.

        Foreign Currency Exposure—Inamed's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the movement of the U.S. dollar relative to the euro and yen. Inamed's transactional currency exposures arise when Inamed or one of its subsidiaries enter into transactions denominated in currencies other than their local currency. Inamed also faces currency exposure arising from the translation of the financial results of Inamed's global operations into U.S. dollars at exchange rates that have fluctuated during the reporting period.

        From time to time, we have entered into agreements to hedge certain foreign currency exposures on commitments, denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. There were no foreign exchange forward contracts, transactions, or open contracts at December 31, 2002 or 2001. Based on Inamed's overall exposure for foreign currency at December 31, 2002, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        Arthur Andersen LLP were previously the principal accountants for Inamed Corporation. On July 19, 2002, that firm's appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

        In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through July 19, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304 (a) (1) (v) of regulation S-K.

        The audit reports of Arthur Andersen LLP on the consolidated financial statements of Inamed Corporation and subsidiaries as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinions, disclaimer of opinions, nor were they qualified or modified as to the uncertainty, audit scope, or accounting principles.

        The Company has provided Arthur Andersen LLP with a copy of the Form 8-K filed on July 23, 2002 and has requested Arthur Andersen LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements in the Form 8-K. The Company has attempted to contact Arthur Andersen's offices in order to ascertain whether the firm will supply this letter. After reasonable efforts, the Company was unable to obtain the letter from Arthur Andersen and the Company has therefore omitted the letter from the Form 8-K/A pursuant to Item 304T (b)(2) of Regulation S-K.

        During the two years ended December 31, 2001 and through July 19, 2002, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered on Inamed's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The information required in this item is incorporated herein by reference to of the information under the captions "elections of directors" and "Compliance with Section 16(a) of the Exchange Act" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information required in this item is incorporated herein by reference information under the heading "Executive Compensation" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required in this item is incorporated herein by reference the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuances Under Equity Compensation Plans" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003.

	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1984 Plan	7,500	$1.45	—
The 1993 Plan	100,000	$27.44	10,000
The 1998 Plan	63,070	$6.50	71,670
The 1999 Program	409,500	$18.96	293,445
The 2000 Option Plan	1,024,502	$28.90	496,666
The Stock Election Plan	—	—	50,000

Equity compensation plans approved by Stockholders	1,604,572	$25.26	921,781
Stand Alone Options, not approved by Stockholders	622,600	$16.37	—

Total	2,227,172	$22.77	921,781

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required in this item is incorporated herein by reference to information under the caption "Certain Relationships and Related Transactions" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within of the 90 day period prior to the filing date of this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K

  (a)
  Financial Statements

(a)(1)	Consolidated Financial Statements:
	Reports of Independent Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
	Consolidated Statements of Income for three years ended December 31, 2002	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for three years ended December 31, 2002	F-5
	Consolidated Statements of Cash Flows for three years ended December 31, 2002	F-6
	Notes to Consolidated Financial Statements	F-8
(a)(2)	Consolidated Financial Statement Schedules:
	Schedule II—Valuation Accounts	S-2
All other schedules are omitted because the required information is not present or is not required.
(a)(3)	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1998.)
2.2	Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by reference to Exhibit (c)(1) to Schedule 14D-1 filed by Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)
3.1	Inamed's Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
3.2	Inamed's By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed's Current Report on Form 8-K filed with the Commission on October 15, 1998.)
4.2	Registration Rights Agreement by and between Inamed Corporation and Santa Barbara Bank and Trust, as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.9 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
4.3	Amended and Restated Rights Agreement, dated as of November 16, 1999, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1999.)

4.4	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 1999, by and among Inamed Corporation, Appaloosa Management LP and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1999.)
4.5	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of April 1, 2002, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
4.6	Letter Agreement by and between Inamed Corporation and Appaloosa Management LP regarding Rights Agreement. (Incorporated herein by reference to Exhibit 4.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.1	Loan Agreement, dated as of September 1, 1999, by and among Inamed Corporation and Inamed Acquisition Corporation, as Borrowers, the Initial Lenders named therein, as Initial Lenders, and Ableco Finance LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on September 15, 1999.)
10.2	Loan Agreement, dated as of February 1, 2000, by and among Inamed Corporation, as Borrower, and the Several Lenders from Time to Time Parties Hereto, First Union National Bank, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, GMAC Commercial Credit, LLC, as Documentation Agent, and Bear Stearns & Co., as Arranger. (Incorporated herein by reference to Exhibit 10.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.6	Option agreement for Nicholas L. Teti, dated July 23, 2001. (Incorporated herein by reference to Exhibit 10.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.7	Option agreement for Hani Zeini, dated September 28, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.8	Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.)
10.9	Second Amendment to the Lease by and between AMB Property, LP, and Collagen Corporation dated as of October 27, 1993 for 48340 Milmont Drive, Fremont, California. (Incorporated herein by reference to Exhibit 10.9 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.10	Second Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 8, 1996 for 5540 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.10 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.11	First Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 5, 1996 for 5520 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.11 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.12	Lease Agreement by and between Zona Franca Metropólitana, S.A., and McGhan Medical Corporation dated as of May 13, 1999 for Leased Premises in Barreal de Heredia, within Metro Free Zone, Costa Rica. (Incorporated herein by reference to Exhibit 10.12 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.13	Contract of Operation by and between La Promotora de Comércio Exterior de Costa Rica and McGhan Médico, S.A., dated November 30, 1999. (Incorporated herein by reference to Exhibit 10.13 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.14	Sublease Agreement by and between McGhan Medical Corporation and Agility Communications, Inc. dated as of January 28, 2000 for 600 Ward Drive, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.14 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.15	Lease by and between Rockber Partners, LLC, and McGhan Medical Corporation dated as of November 16, 1999 for 71 South Los Carneros, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.15 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.16	Amendment to Lease by and between Ekwill Street, LP and McGhan Medical Corporation dated as of September 1, 2001 for 5511, 5531, 5551, and 5571 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.16 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.17	Sub-Lease by and between the Industrial Development Authority and McGhan Limited dated as of August 29, 1990 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.17 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.18	Agreement to Grant Option to Purchase Premises by and between the Industrial Development Authority and McGhan Limited dated as of August 30, 1991 for Kilbride, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.18 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.19	Lease Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.19 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.20	Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 25, 1994 for the right to surrender that Lease dated September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.20 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.21	Fourth Amendment to Lease by and between Browne Trust Number Two and Inamed Corporation dated as of April 4, 1987 for 1035 Cindy Lane, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.21 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.22	Standard Sublease by and between Q.A.D., Inc and BioEnterics Corporation dated as of February 23, 2000 for 6420 Via Real, Suites 8 & 9, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.22 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.23	Standard Sublease by and between ValueClick, Inc. and BioEnterics Corporation dated as of November 1, 2000 for 6430 Via Real, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.23 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.24	Standard Sublease by and between Q.A.D., Inc. and BioEnterics Corporation dated as of December 21, 1999 for 6430 Via Real, Suites 3, 4 & 5, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.24 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.25	Standard Industrial Lease by and between William D. & Edna J. Wright dba South Coast Business Park and Q.A.D., Inc. dated as of November 30, 1993 for 6430 Via Real, Suites 3 through 8, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.25 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.26	Standard Industrial/Commercial Single-Tenant Lease by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 for 1125 Mark Avenue, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.26 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.39	United States Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.40	International Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.41	Development Agreement and Amendment to United States Distribution Agreement dated September 30, 2002 between Genzyme Biosurgery Corporation and Inamed Corporation.
10.42	Transition and Advisory Agreement dated July 2002 by and between Richard G. Babbitt and BIA Advisors, Inc. and Inamed Corporation.
21.0	Subsidiaries of registrant.
23.1	Consent of KPMG LLP.
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1	Certification of Nicholas L. Teti, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Robert S. Vaters, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Current Reports on Form 8-K

    No reports were filed on Form 8-K during the fourth quarter, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

By:	/s/ NICHOLAS L. TETI Nicholas L. Teti Chairman, President and Chief Executive Officer March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NICHOLAS L. TETI Nicholas L. Teti	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ ROBERT S. VATERS Robert S. Vaters	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003
/s/ JAMES E. BOLIN James E. Bolin	Director	March 28, 2003
/s/ MALCOLM R. CURRIE, PH.D. Malcolm R. Currie, Ph.D.	Director	March 28, 2003
/s/ JOHN F. DOYLE John F. Doyle	Director	March 28, 2003
/s/ MITCHELL S. ROSENTHAL, M.D. Mitchell S. Rosenthal, M.D.	Director	March 28, 2003
/s/ DAVID A. TEPPER David A. Tepper	Director	March 28, 2003

CERTIFICATIONS

I, Nicholas Teti, Chairman, President and Chief Executive Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ NICHOLAS L. TETI Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Robert Vaters, Executive Vice President and Chief Financial Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ ROBERT S. VATERS Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Inamed Corporation:

We have audited the accompanying consolidated balance sheet of Inamed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company implemented statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

KPMG LLP

Los Angeles, California
February 14, 2003

THIS IS A CONFORMED COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH INAMED CORPORATION'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION. THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000, REFERRED TO IN THIS REPORT HAS NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

Arthur Andersen LLP

Los Angeles, California
February 1, 2002

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2002 and 2001
(millions, except par value)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$39.3	$34.8
Trade accounts receivable, net of allowances of $11.0 and $11.1	45.4	35.6
Inventories	43.0	44.1
Prepaid expenses and other current assets	11.0	6.9
Deferred income taxes	14.7	14.7

Total current assets	153.4	136.1

Property and equipment, net	48.4	39.4
Goodwill	150.0	149.4
Other intangible assets, net of amortization of $15.2 and $10.6	43.7	44.0
Deferred income taxes	23.5	21.8
Investments	—	5.7
Other assets	2.5	3.8

Total assets	$421.5	$400.2

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital leases	$4.9	$12.4
Accounts payable	22.1	20.1
Income taxes payable	11.7	9.7
Accrued liabilities and other	35.8	30.6

Total current liabilities	74.5	72.8

Long-term debt and capital leases, net of current portion	78.8	108.6
Other long-term liabilities	35.5	44.4
Commitments and contingencies (see notes 19 and 21)
Stockholders' equity:
Common stock, $0.01 par value; authorized 50.0 shares; issued 21.9 and 21.2 shares; outstanding 21.9 and 20.2 shares for 2002 and 2001, respectively	0.2	0.2
Additional paid-in capital	164.8	170.0
Treasury stock, at cost, 0.0 and 1.0 shares in 2002 and 2001, respectively	—	(24.0)
Retained earnings	76.1	43.2
Accumulated other comprehensive loss	(8.4)	(15.0)

Total stockholders' equity	232.7	174.4

Total liabilities and stockholders' equity	$421.5	$400.2

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Years Ended December 31, 2002
(millions, except per share data)

	2002	2001	2000
Net sales	$275.7	$238.1	$240.1
Cost of goods sold	77.6	67.2	66.4

Gross profit	198.1	170.9	173.7

Operating expenses:
Selling, general and administrative	120.6	96.6	102.3
Research and development	12.5	12.2	9.9
Restructuring charges	5.1	12.0	—
Special charges	6.7	—	—
Amortization of intangible assets and non-cash compensation	4.9	11.3	9.3

Total operating expenses	149.8	132.1	121.5
Operating income	48.3	38.8	52.2
Other income (expense):
Net interest expense and debt costs	(11.7)	(11.7)	(10.5)
Foreign currency transaction gains (losses)	0.3	(0.4)	2.6
Royalty income and other	5.3	5.0	7.0

Total other expense, net	(6.1)	(7.1)	(0.9)

Income before income tax expense	42.2	31.7	51.3
Income tax expense	9.3	10.7	14.3

Net income	$32.9	$21.0	$37.0

Net income per share of common stock:
Basic	$1.57	$1.04	$1.81

Diluted	$1.50	$0.97	$1.61

Weighted average shares outstanding:
Basic	21.0	20.2	20.4

Diluted	21.9	21.7	23.0

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders Equity and Comprehensive Income
For the Three Years Ended December 31, 2002
(millions)

	Common Stock
					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	(Issued)		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1999	20.2	0.2	152.8	—	(14.8)	(4.0)	134.2

Comprehensive income:
Net income					37.0		37.0
Translation adjustment						(3.8)	(3.8)

Total comprehensive income							33.2
Stock repurchase				(8.8)			(8.8)
Compensation expense			1.6				1.6
Employee stock purchase plan			0.7				0.7
Exercise of stock options and warrants	0.4		2.2				2.2
Tax benefit of stock option exercises			4.5				4.5

Balance, December 31, 2000	20.6	0.2	161.8	(8.8)	22.2	(7.8)	167.6

Comprehensive income:
Net income					21.0		21.0
Translation adjustment						(3.0)	(3.0)
Unrealized loss on interest rate swaps						(4.2)	(4.2)

Total comprehensive income							13.8
Stock repurchase				(15.2)			(15.2)
Compensation expense			0.4				0.4
Employee stock purchase plan			0.7				0.7
Exercise of stock options and warrants	0.6		4.4				4.4
Tax benefit of stock option exercises			2.7				2.7

Balance, December 31, 2001	21.2	0.2	170.0	(24.0)	43.2	(15.0)	174.4

Comprehensive income:
Net income					32.9		32.9
Translation adjustment						6.3	6.3
Unrealized loss on interest rate swaps						0.3	0.3

Total comprehensive income							39.5
Cancellation of treasury stock	(1.0)		(24.0)	24.0			—
Compensation expense			0.7				0.7
Employee stock purchase plan	0.1		0.4				0.4
Exercise of stock options and warrants	1.6		13.9				13.9
Tax benefit of stock option exercises			3.8				3.8

Balance, December 31, 2002	21.9	$0.2	$164.8	$—	$76.1	$(8.4)	$232.7

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Years Ended December 31, 2002
(millions)

	2002	2001	2000
Cash flows from operating activities:
Net income	$32.9	$21.0	$37.0
Non-cash elements included in net income:
Depreciation and amortization	12.6	15.8	12.3
Tax benefit from stock option exercises	3.8	2.7	4.5
Deferred income taxes	(1.7)	1.8	7.3
Non-cash compensation	0.7	0.4	1.6
Loss on disposition of property and equipment	0.6	0.1	—
Provision for doubtful accounts, notes, and returns	1.7	4.0	0.7
Amortization of deferred loan costs	1.5	—	—
Special charges	5.7	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(8.8)	0.7	(0.1)
Inventories	2.0	(9.3)	(11.2)
Prepaid expenses and other current assets	(4.0)	(0.9)	1.3
Other assets	(0.4)	3.1	6.1
Accounts payable	1.8	(2.0)	5.2
Income taxes payable	2.0	0.9	3.7
Accruals and other long-term liabilities	(6.6)	(5.7)	(37.4)

Net cash provided by operating activities	43.8	32.6	31.0

Cash flows from investing activities:
Increase in investments	—	—	(6.0)
Purchase of property and equipment	(14.8)	(18.6)	(12.5)
Other	(3.8)	3.0	—

Net cash used in investing activities	(18.6)	(15.6)	(18.5)

Cash flows from financing activities:
Increases in long-term debt	—	25.0	82.5
Increases (decreases) in capital leases	—	(0.1)	5.0
Principal repayment of long-term debt	(36.5)	(15.2)	(85.9)
Issuance of common stock	14.3	5.1	2.2
Acquistion of treasury shares	—	(16.3)	(7.7)

Net cash used in financing activities	(22.2)	(1.5)	(3.9)

Effect of exchange rate changes on cash	1.5	(3.0)	(3.8)
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	4.5	12.5	4.8
Cash and cash equivalents at beginning of year	34.8	22.3	17.5

Cash and cash equivalents at end of year	$39.3	$34.8	$22.3

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11.2	$10.1	$13.5

Income taxes	$5.3	$5.9	$5.2

See accompanying notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Year ended December 31, 2001.    Inamed recorded an additional license for $1.4. Furthermore, Inamed entered into an interest rate swap agreement for $50.0. As of December 31, 2001, the estimated value of the swap liability was approximately $4.2.

  Year ended December 31, 2000.    Inamed recorded a $28.3 intangible asset as part of the purchase of various patents from Medical Products Development, Inc. and recorded a corresponding amount of debt.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(millions)

NOTE 1—DESCRIPTION OF BUSINESS

        Inamed Corporation, a Delaware corporation, and its subsidiaries, ("Inamed"), or the ("Company") is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe and morbid obesity). Our manufacturing locations are in California, Costa Rica, and Ireland; and our administrative support functions are principally in California and Ireland. We sell our products through our staff of sales representatives in the U.S. and other countries; through our wholly owned subsidiaries, and in certain countries through independent distributors.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires Inamed to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. Inamed bases its estimates on historical and anticipated results and trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with original maturities of three months or less. Inamed maintains balances in highly-qualified financial institutions. In the U.S., these balances at times are in excess of federally insured limits.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The amounts presented for long-term debt, interest rate swap, and other long-term liabilities also approximate fair value.

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

Accounting for Long-Lived Assets

        Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. Inamed has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. With the exception of the manufacturing consolidation that occurred in 2002 (see Note 4), Inamed does not believe that any such changes have taken place.

        Prior to the adoption of SFAS No. 144 Inamed accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows. Other intangible assets are amortized using the straight-line method over their estimated useful lives, of which periods of up to 30 years.

        Prior to the adoption of SFAS Nos. 141 and 142 goodwill and other intangible assets were recorded using purchase accounting in accordance with APB No. 16, generally representing the excess of cost over the fair value of net identifiable assets acquired, were stated at cost less accumulated amortization. Amortization expense was computed principally by the straight-line method over the estimated future periods to be benefited (not exceeding 30 years). Patents and licenses are amortized over 3 to 30 years.

Product Warranties

        The company has an accrual for the "Confidence Plus" warranty program for our breast implant sales in the United States. Management estimates the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact Inamed's reported expenses and results of operations.

Accrued Warranty
Balance at December 31, 1999	$4.6
Accruals for warranties issued during the period	6.6
Accruals related to pre-existing warranties	—
Settlements made during the period	(2.8)

Balance at December 31, 2000	$8.4
Accruals for warranties issued during the period	4.3
Settlements made during the period	(3.0)

Balance at December 31, 2001	$9.7
Accruals for warranties issued during the period	3.8
Adjustments to accruals related to pre-existing warranties	(0.6)
Settlements made during the period	(3.4)

Balance at December 31, 2002	$9.5

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

Research and Development

        Research and development costs are expensed as incurred.

Stock-Based Compensation

        Inamed has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Inamed adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income (loss), net of tax. Transaction gains and losses are recorded in the consolidated statements of income.

Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. There was no change in the valuation allowance in 2002.

Interest Rate Swaps

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133". SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The resulting valuation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income (loss) as no ineffectiveness exists.

Foreign Exchange Forward Contracts

        At times, Inamed enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting Inamed's risk that would otherwise result from changes in exchange rates. Gains and losses associated with currency rate changes are recorded in foreign currency transaction gains (losses) in the consolidated statements of income. There were no foreign exchange forward contract transactions or open contracts at December 31, 2002 or 2001.

Recent Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which provides guidance on the accounting for business combinations and effective for acquisitions subsequent to June 30, 2001 requires all future business combinations to be accounted for using the purchase method. Inamed adopted this statement in 2002.

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

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. Inamed will adopt this statement in 2003. Inamed does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Inamed will adopt this statement in 2003 and does not expect that its adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        In 1999, Inamed acquired Collagen Aesthetics, Inc., (Collagen) a designer, developer, manufacturer and marketer of products that treat defective, diseased, traumatized or aging human tissue. The principal acquired products, Zyderm® and Zyplast® collagen-based dermal fillers are used in aesthetic applications for the correction of scars and facial wrinkles. Inamed recorded goodwill for the difference between the aggregate purchase price and the fair value assets and liabilities acquired.

        During the first quarter of 2002 Inamed adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill. Inamed performed its annual impairment test of goodwill using a market value approach, during the fourth quarter of 2002 and determined that there was no impairment of goodwill.

        Goodwill was $150.0 as of December 31, 2002 and $149.4 as of December 31, 2001. The changes since December 31, 2001 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

        Net other intangible assets subject to amortization were $39.7 and $39.8 as of December 31, 2002 and 2001, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization were $4.0 and $4.2 at December 31, 2002 and 2001, respectively. Total other intangible assets are as follows:

		December 31, 2002			December 31, 2001
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	11.7	$46.6	$(11.8)	$34.8	$42.3	$(7.7)	$34.6
Patents	15.5	5.9	(1.0)	4.9	5.7	(0.6)	5.1
Other	5.0	2.4	(2.4)	—	2.4	(2.3)	0.1

Total intangibles subject to amortization		$54.9	$(15.2)	$39.7	$50.4	$(10.6)	$39.8

Other intangibles not subject to amortization		4.0	—	4.0	4.2	—	4.2

Total other intangibles		$58.9	$(15.2)	$43.7	$54.6	$(10.6)	$44.0

        Aggregate amortization expense for intangible assets was $4.2, $3.3, and $1.0 for the years ended December 31, 2002, 2001, and 2000 respectively. For the years 2002 through 2006, amortization expense is expected to be between $3.9 and $4.1, annually.

        The following table presents net income on a comparable basis, after adjustment for amortization of goodwill and other intangible assets no longer subject to amortization for the years ended December 31 (per share amounts shown as actual, not millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income as reported	$32.9	$21.0	$37.0
Add back:
Goodwill amortization, net of tax	—	3.7	5.6

Adjusted net income	$32.9	$24.7	$42.6

Basic earnings per share:
As reported	$1.57	$1.04	$1.81

As adjusted	$1.57	$1.22	$2.09

Diluted earnings per share
As reported	$1.50	$0.97	$1.61

As adjusted	$1.50	$1.14	$1.85

Weighted average shares outstanding:
Basic	21.0	20.2	20.4
Diluted	21.9	21.7	23.0

NOTE 4—RESTRUCTURING COSTS

        Inamed recorded $5.1 of restructuring costs in 2002. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company's facilities in Costa Rica and Ireland. The Company will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003. The majority of the costs relate to severance which will be paid from the beginning of 2003 through early 2004. Inamed has accounted for the restructuring in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives. For the year ending December 31, 2002 Inamed recorded $0.6 of accelerated depreciation charges included in cost of goods sold. Inamed expects additional accelerated depreciation charges related to this manufacturing consolidation of between $3.0 and $6.0 through December 2003.

        Inamed recorded $12.0 of restructuring costs in 2001. This restructuring was a series of events to change senior management and to consolidate facilities and administrative functions. The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed's new facility in Costa Rica and the imminent move of Santa Barbara's remaining manufacturing to a local facility. These costs were primarily employee severance costs. Inamed does not expect any further material costs related to the 2001 restructuring.

        A summary of activity related to the restructuring charges is as follows:

	Employee Termination Bernefits	Lease Obligations	Asset Write Offs	Total
2001 restructuring charge	$11.2	$0.8	$—	$12.0
Usage through December 31, 2001	(7.5)	—	—	(7.5)

Accrual balance at December 31, 2001	3.7	0.8	—	4.5

Usage through December 31, 2002	(2.4)	(0.6)	—	(3.0)

Accrual balance at December 31, 2002	$1.3	$0.2	$—	$1.5

2002 restructuring charge	$4.7	$—	$0.4	$5.1
Usage through December 31, 2002	—	—	(0.4)	(0.4)

Accrual balance at December 31, 2002	4.7	—	—	4.7

Restructuring accrual at December 31, 2002	$6.0	$0.2	$—	$6.2

NOTE 5—SPECIAL CHARGES

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

        In 2000, Inamed entered into an agreement with Reconstructive Technologies, Inc. (RTI) under which the Company acquired exclusive rights to develop a novel method of tissue expansion for breast reconstruction. In conjunction with the agreement, Inamed invested $3.0 in the capital stock of RTI. During the three-month period ended June 30, 2002, Inamed decided not to pursue this research any further and determined that the investment was permanently impaired. As a result, a write-off of approximately $3.0 was recorded in the quarter ended June 30, 2002. The Company concluded that this investment was permanently impaired based on a review of RTI's financial condition, cash flow projections, operating performance, and lack of any other strategic partner.

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

        In the quarter ended March 31, 2002, the Company recorded a $1.1 charge relating to a legal settlement with a former officer of Inamed.

        During the quarter ended December 31, 2002, the Company realized gains in the aggregate amount of $1.7 million in relation to several legal and financial recoveries.

NOTE 6—NET INCOME PER SHARE (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. A computation of per share earnings for the three years ended December 31, 2002 are as follows:

	2002		2001		2000
Net Income—Basic and Diluted	$32.9		$21.0		$37.0

Weighted average shares outstanding—Basic	21.0		20.2		20.4
Dilutive effect of stock options and warrants	0.9	(1)	1.5	(1)	2.6	(1)

Weighted average shares outstanding—Diluted	21.9		21.7		23.0
Per share amount
Basic	$1.57		$1.04		$1.81

Diluted	$1.50		$0.97		$1.61

(1)
The calculation excludes 1.1, 1.2, and 0.5, options that are anti-dilutive for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 7—INVENTORIES

        Inventories are summarized as follows:

	December 31,
	2002	2001
Raw materials	$8.2	$12.5
Work in progress	14.6	8.5
Finished goods	20.2	23.1

	$43.0	$44.1

        Inamed capitalizes inventory costs associated with product candidates prior to regulatory approval, based on its judgment of probable future commercialization. At December 31, 2002 and 2001, Inamed had $8.5 and $4.8, respectively, of such product, comprised entirely of bioengineered human collagen in support of the introduction of CosmoDerm™ and CosmoPlast™ in March 2003.

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment, at cost, is summarized as follows:

	December 31,
	2002	2001
Machinery and equipment	$30.9	$31.2
Leasehold improvements	41.6	34.2

Gross property and equipment	72.5	65.4
Less: Accumulated depreciation and amortization	(24.1)	(26.0)

Property and equipment, net	$48.4	$39.4

NOTE 9—ACCRUED LIABILITIES AND OTHER

        Accrued liabilities and other is summarized as follows:

	December 31,
	2002	2001
Salaries, wages, and payroll taxes	$10.5	$6.3
Acquisition and restructuring costs	3.8	4.5
Royalties payable	1.9	2.0
Trilucent liability, current	3.5	5.0
Accrued legal and settlement expense	1.0	4.9
Sales tax liability	5.1	0.2
Warranty provision, current	2.6	2.4
Other	7.4	5.3

Total accrued liabilities and other	$35.8	$30.6

NOTE 10—INTEREST RATE SWAPS

        At December 31, 2002 Inamed had an interest rate swap agreement with a financial institution. The purpose of this agreement is to establish a hedge against interest rate fluctuations associated with Inamed's variable interest rate debt. Inamed has designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses. The swap agreement fixes the interest rates at 9.815% on a $39.8 notional value. The swap requires monthly interest payments to settle the differences in its fixed rates compared to one month LIBOR plus 3.0%. Inamed includes these payments in interest expense. The swap terminates in February 2005. All of the change in value of the derivative is recorded in other comprehensive income, as no ineffectiveness exists. At December 31, 2002 the fair value of the swap represented a liability of approximately $3.9 which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 11—LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt consisted of the following amounts:

	December 31,
	2002	2001
Variable 6-month LIBOR plus 4% note ("Term Notes"), final maturity in January 2005	$79.8	$105.6
6% MPDI Note Payable, maturing in December 2003	3.9	15.0
Other notes payable and capital lease obligation	—	0.4

	83.7	121.0
Less: current maturities	(4.9)	(12.4)

Long-term debt	$78.8	$108.6

        Inamed has a five-year, $79.8 term loan facility which matures in January 2005. Borrowings under the term loan bear interest at a rate equal to either the one, two, three or six-month London Interbank Offered Rate ("LIBOR") plus 4.0%, dropping to LIBOR plus 3.5% after March 31, 2003. The variable interest rate as of December 31, 2002 applicable to Inamed's term notes was approximately 5.4%. In addition, Inamed has a $25.0 revolving line of credit. Inamed has used $6.7 million of the revolver capacity as security for certain letters of credit. The remaining $18.3 of revolver availability is unused as of December 31, 2002.

        The long-term debt facilities above are secured by substantially all of the Company's assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio. In addition, the loan facility places limitations on the Company's capital expenditures and its ability to repurchase its stock and declare dividends. As of December 31, 2002, the Company was in compliance with these covenants.

        On December 13, 2002, Inamed amended its term loan agreement to allow it to purchase up to $25.0 of its common stock.

        In 2001, Inamed entered into a $29.7 note agreement to purchase various texturing patents from Medical Products Development, Inc. (MPDI). This note bears 6.0% interest and matures in December 2003. The principal balance remaining on this note as of December 31, 2002 is $3.9.

        As of December 31, 2002 and 2001, Inamed had $1.5 and $3.1, respectively of unamortized financing costs recorded in other assets. These costs are to be amortized ratably over the life of the Term Notes which mature on January 1, 2005.

        Net interest and other financing expenses for 2000 include $2.2 incurred in connection with the early retirement of debt in connection with the bridge loan for the Collagen acquisition.

        Interest expense for 2002, 2001, and 2000 was $12.2, $12.3, and $12.0, respectively. Included in interest expense in 2002 is $1.8 relating to the unamortized loan fees and realization of the unrealized losses on the interest rate swap due to the early retirement of $25.0 of debt.

        The aggregate maturities required on long-term debt at December 31, 2002 are as follows:

	Term Notes	MPDI	Total
2003	$1.0	$3.9	$4.9
2004	59.1	—	59.1
2005	19.7	—	19.7

	$79.8	$3.9	$83.7

NOTE 12—INCOME TAXES

        Income tax expense is summarized as follows:

	2002	2001	2000
Current
Federal	$2.5	$0.7	$(3.7)
State and local	0.4	0.1	(0.2)
Foreign	4.0	4.7	4.9

	$6.9	$5.5	$1.0

Deferred
Federal	$1.6	$2.4	$6.7
State and local	(1.7)	0.1	1.1
Foreign	(1.3)	—	1.0

	(1.4)	2.5	8.8
Charge in lieu of taxes attributable to tax benefit from employee stock options	3.8	2.7	4.5

Total income tax expense	$9.3	$10.7	$14.3

        The domestic and foreign components of income before income taxes were $24.0 and $18.2, respectively, for the year ended December 31, 2002, and $9.1 and $22.6, respectively, for the year ended December 31, 2001, and $31.0 and $20.3, respectively, for the year ended December 31, 2000.

        The income tax expense differs from the amounts computed by applying the applicable federal statutory rate due to the following:

	2002	2001	2000
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	-1.2%	1.6%	2.8%
Amortization of goodwill	—	6.0%	3.8%
Benefit of lower foreign tax brackets	-9.6%	-11.0%	-6.6%
Benefit of federal tax refunds	—	—	-8.6%
Detriment (benefit) of Foreign Sales Corporation	-0.7%	2.2%	-2.5%
Tax credits	-1.5%	-1.6%	-1.2%
Change in valuation allowance	—	1.0%	4.6%
Other	-0.6%	0.5%	0.6%
Subpart F income	0.5%	—	—

Income tax expense	21.9%	33.7%	27.9%

        The principal items that comprise Inamed's net deferred tax assets and liabilities are as follows:

	As of December 31,
	2002	2001
Deferred tax assets
Other allowances	$3.1	$3.6
Accrued liabilities	12.9	19.6
Depreciable and amortizable assets	1.6	1.3
Net operating losses and credits	24.9	18.1
Uniform capitalization adjustment	1.3	1.3

	43.8	43.9
Valuation allowance	(2.0)	(2.0)

Total deferred tax assets	$41.8	$41.9

Deferred tax liabilities
Unrealized foreign currency gains	$(0.8)	$(0.9)
License agreements	(3.0)	(4.5)
Other	(0.1)	—

Total deferred tax liabilities	$(3.9)	$(5.4)

Net deferred tax asset	$37.9	$36.5

        No provision has been made for U.S. or additional foreign taxes on undistributed earnings of certain foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to Inamed or a U.S. affiliate, or if Inamed should sell the stock of its foreign subsidiaries. The cumulative amount of reinvested earnings was approximately $16.2 as of December 31, 2002.

        For federal income tax purposes, Inamed currently has federal net operating losses carryforward of approximately $29.0. These net operating losses begin to expire in 2019. Inamed also has federal tax credit carryforwards of approximately $5.3 that will expire in various years beginning in 2008.

        For state income tax purposes, Inamed has net operating losses of approximately $23.5 with a corresponding tax benefit of about $1.0. In addition, Inamed has state tax credit carryforwards of approximately $3.5.

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

NOTE 13—STOCKHOLDERS' EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options and Warrants

        Inamed has adopted several stock option plans and issued both standalone stock options and warrants. At December 31, 2002, under the terms of all director, officer and employee stock option plans, 921,781 shares of common stock were available for grant.

        In 1984, Inamed adopted a non-qualified stock option plan the ("1984 Plan"), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest ratably over three years.

        In 1993, Inamed adopted a Non-Employee Director Stock Option Plan the ("1993 Plan"), which authorized Inamed to issue options to directors who are not employees of or consultants to Inamed and who are thus not eligible to receive stock option grants under Inamed's other stock option plans. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest in full one year from grant date.

        In 1998, Inamed adopted a non-qualified stock option plan the ("1998 Plan"), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest ratably over three years.

        In 1999, Inamed adopted a non-qualified stock option program the ("1999 Program"), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest ratably over three years.

        In 1999, Inamed adopted a Non-Employee Director Stock Election Plan the ("Stock Election Plan"), which authorized Inamed to issue options to directors and receive shares of common stock in lieu of cash compensation owed to them as a result of their service on Inamed's Board of Directors.

        In 2000, Inamed adopted the 2000 Employee Stock Option Plan the ("2000 Option Plan"), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date. In general, options issued under the 2000 Option Plan vest ratably, one-third per year on the first, second, and third anniversaries of their issuance.

        During the year ended December 31, 2001, Inamed granted options from the 1999 Program to purchase 25,000 shares to a consultant at an exercise price of $19.66 per share, a fair market value of $331,000, and an expiration date of November 2004. The Company accounted for the options under the variable method of accounting this resulted in non-cash compensation expense of $55,000 using an option-pricing model calculated as the services were rendered. There were no options granted to non employees or consultants during 2002.

Executive Standalone Stock Options

        In 1997, 1998, 1999 Inamed granted 1,217,500 standalone options for shares of common stock to executives. The exercise price per share is the fair market value per share on the date of grant. These options vested ratably over three years.

        In 2001, Inamed granted a standalone option for 300,000 shares of common stock to an executive. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        In 2001, Inamed also granted a standalone option for 100,000 shares of common stock to another executive. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        The following table represents share information for all the option plans for Inamed:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1984 Plan	10,000	7,500	$1.45	—
The 1993 Plan	150,000	100,000	$27.44	10,000
The 1998 Plan	450,000	63,070	$6.50	71,670
The 1999 Program	900,000	409,500	$18.96	293,445
The 2000 Option Plan	1,525,000	1,024,502	$28.90	496,666
The Stock Election Plan	50,000	—	—	50,000

Equity compensation plans approved by Stockholders	3,085,000	1,604,572	$25.26	921,781
Stand Alone Options, not approved by Stockholders	1,617,500	622,600	$16.37	—

Total	4,702,500	2,227,172	$22.77	921,781

Summary

        Activity under these plans for the years ended December 31, 2002, 2001, and 2000 was as follows (shares in millions):

	2002		2001		2000
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the year	3.5	$15.95	4.0	$13.85	3.8	$9.38
Granted	0.9	$27.28	0.7	$22.85	0.6	$37.72
Cancelled	(0.6)	$31.78	(0.6)	$17.58	—	$6.50
Exercised	(1.6)	$8.32	(0.6)	$7.74	(0.4)	$6.83

Options outstanding at the end of the year	2.2	$22.77	3.5	$15.95	4.0	$13.85
Options exercisable at the end of the year	1.2	$20.22	2.4	$11.34	2.7	$7.85
Weighted average fair value of options granted during the year		$12.35		$14.01		$21.63

        The following table summarizes information about stock options outstanding at December 31, 2002 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.45—$6.50	0.3	5.24	$4.16	0.3	$4.16
$12.50—$15.50	0.2	6.44	$15.03	0.2	$15.03
$16.80—$19.20	0.3	7.33	$17.52	0.1	$17.72
$20.00—$22.04	0.3	8.08	$21.06	0.2	$20.10
$23.20—$24.75	0.2	4.46	$24.60	0.1	$24.64
$25.02	0.3	5.23	$25.02	0.1	$25.02
$25.92—29.90	0.2	9.15	$27.78	—	$25.92
$31.32—$39.00	0.1	8.49	$32.92	—	$39.00
$40.94	0.3	7.02	$40.94	0.2	$40.94
$45.38	—	4.21	$45.37	—	$45.37

$1.45—$45.38	2.2	6.72	$22.77	1.2	$20.22

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

        Under the 2000 Employee Stock Purchase Plan, each eligible employee is permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee's compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other Inamed plan that is intended to comply with Section 423 of the Internal Revenue Code.

        The 2000 Employee Stock Purchase Plan, as amended in 2001, provides for a series of consecutive offering periods that are six months long. Offering periods commence on February 1 and August 1 of each year during the term of the Plan. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price is lower. Under terms of the 2000 Stock Purchase Plan, as amended, 200,000 shares of common stock have been reserved for issuance to employees. In 2002, 2001, and 2000, 24,653 shares ($0.4), 37,634 shares ($0.7), and 34,223 shares ($0.7) respectively were purchased by approximately 200, 150, and 300 participating employees under the Plan.

Pro forma disclosures of the effect of stock-based compensation

        Pro forma information regarding results of operations and net income per share is required by SFAS No. 123, which also requires that the information be determined as if Inamed had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumption used for grants:

Year	Risk Free Interest Rate	Dividend yield	Weighted Average Expected life of the option (years)	Volatility Factor
2002	3.01%—4.46%	0.0	4	33.6%—75.0%
2001	3.66%—4.99%	0.0	5	78.2%
2000	5.9%	0.0	.5—10	75.0%

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

        Had compensation costs for Inamed's stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed's net income would have been decreased to the pro forma, as adjusted, amounts indicated below:

	2002	2001	2000
Net income as reported	$32.9	$21.0	$37.0
Add: Stock-based compensation expense included in reported net income available to common stockholders, net of related tax effects	0.4	0.3	1.0
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(4.9)	(5.3)	(4.4)

Pro forma net income	$28.4	$16.0	$33.6

Earnings Per Share
Basic as reported	$1.57	$1.04	$1.81
Basic pro-forma	$1.35	$0.79	$1.65
Diluted as reported	$1.50	$0.97	$1.61
Diluted pro-forma	$1.29	$0.74	$1.46

        A holder of a warrant exercised one warrant and acquired 260,000 shares of Inamed's common stock. The warrant was exercised for 260,000 shares of common stock at an exercise price of $12.40 per share. The shares issued by Inamed pursuant to the exercise of the warrants are registered with the Securities and Exchange Commission on a Form S-3 registration statement, filed on June 6, 2000. Inamed received aggregate proceeds from the foregoing in the amount of approximately $3.2.

        Affiliates of Appaloosa Management L.P. exercised four warrants originally issued in 1998 and acquired an aggregate of 941,796 shares of Inamed's common stock. Two of the warrants were each exercised for 289,755 shares of common stock (a total of 579,510 shares) at an exercise price of $6.50 per share, and the remaining two warrants were each exercised for 181,143 shares of common stock (a total of 362,286 shares) at an exercise price of $7.50 per share. The shares issued by Inamed pursuant to the exercise of the warrants are registered with the Securities and Exchange Commission on a

Form S-3 registration statement, filed on June 6, 2000. Inamed received aggregate proceeds from the foregoing in the amount of approximately $6.5. There were 0.0 and 1.2 warrants outstanding to purchase shares of common stock at December 31, 2002, and 2001, respectively.

NOTE 14—STOCK REPURCHASE PROGRAM

        In July 2000, Inamed's Board of Directors approved a program to repurchase up to $6.0 of its common stock. In September, 2000, Inamed's Board of Directors amended the program to permit repurchases of another $25.0 of its common stock, or $31.0 in all. Under this program, Inamed repurchased 0.7 shares and 0.3 shares for approximately $15.2 and $8.8, in 2001 and 2000, respectively. In May 2001, Inamed discontinued repurchases under this stock repurchase program.

        As of December 31, 2002, Inamed has the ability under the amended term loan agreement to purchase up to $25.0 of its common stock. Inamed has no stock repurchase program in place as of December 31, 2002.

NOTE 15—EMPLOYEE BENEFIT PLANS

        In January 1990, Inamed adopted a 401(k) Defined Contribution Plan (the Plan) for all U.S. employees. Participants may contribute to the Plan and Inamed may, at its discretion, match a percentage of the participant's contribution as specified in the Plan's provisions. Inamed's contributions to the plan approximated $0.7, $0.9, and $1.0, for the years ended December 31, 2002, 2001, and 2000, respectively.

        In February 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. Inamed's matching contribution was restructured during 2002. It is now equal to 8.5% (previously 10%) of the participant's compensation. Inamed's contributions to the plan approximated $0.3, $0.4, and $0.2 for the years ended December 31, 2002, 2001, and 2000, respectively.

        Certain other foreign subsidiaries sponsor defined benefit or defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.3, $0.3, and $0.1 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 16—SALES BY PRODUCT LINE

        Inamed's sales by product line are as follows:

	2002	2001	2000
Breast Aesthetics	$156.3	$140.7	$141.0
Facial Aesthetics*	73.8	67.2	73.2
Obesity Intervention	39.4	24.1	17.1
Other**	6.2	6.1	8.8

Total	$275.7	$238.1	$240.1

*
Excluding discontinued products.

**
Other includes ongoing sales to other medical manufacturers (principally sales of Contigen) and sales of discontinued facial aesthetics products.

NOTE 17—GEOGRAPHIC INFORMATION

        Inamed's sales by major country (according to the location of the customer) were as follows:

	2002	2001	2000
U.S. / Canada	$181.0	$146.6	$146.2
All Other Countries*	94.7	91.5	93.9

Total	$275.7	$238.1	$240.1

*
No other country's sales comprise more than 10% of net sales for any of the years.

        Long-lived assets (which consist of property and equipment plus intangible assets) by major country were as follows:

	2002	2001
U.S. / Canada	$221.9	$223.4
All Other Countries*	20.2	9.4

Total	$242.1	$232.8

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2002 and 2001.

NOTE 18—MAJOR SUPPLIERS

        The Company purchases its raw materials from many different suppliers worldwide. There are three suppliers which account for $12.2, $14.7, and $8.6 of raw material purchases for the years ending December 31, 2002, 2001, and 2000 respectively.

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

        Inamed leases facilities under operating leases. Rent expense aggregated $6.4, $6.6 and $6.2 for the years ended December 31, 2002, 2001, and 2000, respectively.

        Minimum lease commitments under all non-cancelable operating leases at December 31, 2002 are as follows:

2003	$7.4
2004	6.7
2005	5.6
2006	4.9
2007	3.7
Thereafter	14.7

$43.0

        Deferred grant income represents grants received from the Irish Industrial Development Authority, or IDA, for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for each of the years ended December 31, 2002, 2001, and 2000 was less than $0.1. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited, Inamed's Irish subsidiary. If the grant were revoked, Inamed would be liable on demand from the IDA for all sums received and deemed to have been received by Inamed in respect to the grant. In the event of revocation of the grant, Inamed could be liable for the amount of approximately $1.6 and $1.4 at December 31, 2002 and 2001, respectively.

        Inamed has obtained the right to produce, use and sell patented technology through various license agreements. Inamed pays royalties ranging from 5% to 10% of the related sales, depending upon sales levels. Royalty expense under these agreements was approximately $3.7, $4.9, and $5.5 for the years ended December 31, 2002, 2001, and 2000, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

NOTE 20—RELATED PARTY TRANSACTIONS

        In 2001, Inamed loaned an executive $0.2 under a full recourse note bearing minimum interest at approximately 4%. The note has annual installments due of one-third of the principal balance in February of 2003, 2004, and 2005, with all accrued interest due and payable on February 2005. As of December 31, 2002 and 2001 the note balance was $0.2.

        During the course of business, the Company purchases certain inventory items such as human collagen from ATS, a related party. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. For each of the three years ended December 31, 2002, purchases of inventory were $0.9, $5.3, and $0.0, respectively. The unpaid balances as of December 31, 2002, and 2001 were $0.0, and $3.1, respectively.

        During the course of business, the Company contracted to purchase research and development efforts from RTI, a related party. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. For the three years ended December 31, 2002, the research and development expenses were $0.0, $2.0, and $0.0, respectively. The unpaid balances as of December 31, 2002 and 2001 were $0.0 and $0.6, respectively.

        In 2002, Inamed paid $0.7 to a marketing consulting firm, which is owned by the son-in-law of one of the Company's Directors. Management believes that the terms entered into are at arms length and that such terms are comparable to those with third parties. The unpaid balance at December 31, 2002 was $0.0.

NOTE 21—LITIGATION (Population and share quantities shown as actual, not millions)

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

        Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, approximately 97% of the U.K. residents and approximately 90% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 67% of these expenses. Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50 in coverage through February 15, 2005.

        During and since the third quarter of 2000, Inamed and certain of its subsidiaries, among others, were named as defendants in five Trilucent-related lawsuits, four of which were brought in federal district court in San Francisco, California (the Federal Trilucent Actions). Three of the Federal Trilucent Actions (the Foreign Plaintiff Cases) were brought by women alleged to reside in the U.K. In one case, Rachel Kerr vs. Collagen Aesthetics, Inc., et al., the plaintiff seeks to certify an international class of Trilucent implant recipients alleged to include over 9,000 women. From June 2001, through October 2001, the federal court dismissed each of the Foreign Plaintiff Cases on the grounds that the U.K.'s judicial system provides the foreign plaintiffs with an adequate remedy for their claims, and the U.K. would be more convenient for the parties and the courts (forum non conveniens). Plaintiffs in each of these cases took timely appeals. On November 22, 2002, the Ninth Circuit Court of Appeals issued an opinion affirming the lower court's determinations in all particulars. As plaintiffs have not sought reargument of these appeals, and did not timely file a writ of certiorari to the U.S. Supreme Court, each of these cases has now been conclusively determined in the U.S. courts.

        The fourth Federal Trilucent Action, Deborah Vaernes vs. Inamed Corporation, et al., Case No. 00-CV 4727MJJ, U.S. District Court for the Northern District of California, was a putative class action brought in December 2000 on behalf of the approximately 185 women who received Trilucent breast implants as part of a clinical trial in the U.S. and Canada. In August 2001, the court granted in part and denied in part Inamed's motion to dismiss. On November 21, 2001, Inamed and its affiliates answered an amended complaint by denying its material allegations and asserting affirmative defenses. In November, 2002, the Company came to a final settlement of the Vaernes case and the litigation was dismissed with prejudice and without any determination of any class issue. The settlement was in large part covered by insurance.

        Inamed was also a defendant in one state court Trilucent action, Darcie Bell vs. Inamed Corporation, et. al., filed in March, 2002, Case No. 323529, Superior Court of the State of California, County of San Francisco. That case has also been settled and the litigation dismissed with prejudice.

        Also during and since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. To date, approximately 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. To date, no such woman has brought civil proceedings.

        In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 in cash to the Company in January 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against the Company after November 7, 2005. There was approximately $9.6 remaining on the policy commitment at December 31, 2002. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 available to the Company for the indemnification of non-U.S. Trilucent claims. There was $7.9 remaining under this commitment at December 31, 2002. As a result of these settlements, the Company released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice. All parties also released any and all claims against the others pursuant to a "Trilucent Claims Settlement Protocol Interim Funding and Non-Waiver Agreement" under which, subject to a full reservation of rights by all parties, Inamed's carriers funded $20.0 of settlement protocol payments, on condition that Inamed make pro-rata co-payments of up to $2.0 and satisfy a $0.4 self-insured retention, the SIR. Under the final settlement agreements with the carriers, the Company has no co-payment obligation.

        Inamed has also agreed to a settlement protocol for Spanish claimants.

        By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

        As of December 31, 2002, Inamed had approximately $7.3 of accruals to cover potential future expenses and liabilities arising from Trilucent.

        Based upon the information and analyses currently available to Inamed, Inamed believes that its current accruals and available insurance coveraqge are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

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

        Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3.0 to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1.0 annually and $3.0 to $3.9 in total. For 2000, Inamed's total obligation under the 3M agreement, as amended, was $0.3, which Inamed paid. In March 2002, 3M made a demand under the 3M agreement for $0.2 relating to 2001. The Company has not received a further request for indemnification under this agreement and, on advice of 3M, any request for 2002 is not expected to exceed $0.01.

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

        Following various procedural steps, this case was transferred to the United States District Court for the Western District of Oklahoma. That court in turn remanded the case to state court. However, both the Company and Mentor have taken appeals from the district court's remand order and thus far there have been no proceedings in Oklahoma state court Once the appeal is determined, the Company believes this action will proceed on the merits, either in federal or state court. However, the Company believes it has strong arguments that the putative class alleged in the complaint should not be certified and this lawsuit should proceed as an individual, not a class, action. In either case, Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously. Inamed believes that the resolution of this case will not have a material adverse effect on Inamed's financial position or results of operations.

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

        Inamed and its subsidiary answered the complaint, denying all material factual allegations and asserting various affirmative defenses. In August 2002, the Superior Court decided plaintiffs' motion to certify this action as a class action and denied that motion in its entirety. Plaintiffs have taken an appeal from that decision. In December, 2002, the Superior Court decided the Company's motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs' reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204. The case is now in active discovery. Trial of this action is currently scheduled to begin in October 2003, although the Court has also ordered the parties to participate in pretrial mediation. Inamed intends to defend this action vigorously and, based on information currently available, we do not expect that the outcome of this case will have a material adverse effect upon our business, results of operations, or financial position.

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

PATENTS AND LICENSE LITIGATION

Kuzmak Matter

        In February 1999, Inamed and certain of its subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr I. Kuzmak in the American Arbitration Association, No. 13 184 00102 99, referred to below as the AAA action. Dr. Kuzmak alleged that as of the date of filing of the AAA action, he was owed approximately $0.4 in unpaid royalties under a license agreement covering four U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor. In the past, Inamed worked with Dr. Kuzmak in the development and improvement of gastric banding technology.

        Inamed and its subsidiaries denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including non-infringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office. In addition, in February 1999, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the Central District of California against Dr. Kuzmak, No. CV 99-02160 MMM, referred to below as the California federal action, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of the patents to which Dr. Kuzmak claims ownership. Dr. Kuzmak moved to dismiss the action for lack of personal jurisdiction.

        On January 24, 2000, shortly before hearings were set to begin in the AAA action, lawyers for Dr. Kuzmak and Inamed came to agreement on various terms and conditions of a possible settlement of the California federal action, the AAA action, and a third action between BioEnterics Corporation and Dr. Kuzmak pending in the Superior Court of New Jersey, Chancery Division, Essex County. The agreed-upon terms of the settlement were set forth in a letter agreement, the Letter Agreement, executed by the parties' respective counsel on January 24, 2000. The Letter Agreement provided, inter alia, that Inamed would pay Dr. Kuzmak an agreed upon amount in two installments and would pay royalties on each sale of a gastric band in the United States. The parties agreed that the first installment of $0.4 was to be paid "immediately upon execution of a settlement agreement, which the parties will use their best efforts to sign off on as soon as possible" and a second installment of $0.25 was to be paid "within 90 days of execution of the settlement agreement." The Letter Agreement also provided that Inamed would pay a royalty of $0.000036 on each band sold in the United States and an advance against royalties of $2.0 within thirty days of FDA approval "following execution of the settlement agreement."

        On February 16, 2000, attorneys for the Company sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak. Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement. On April 5, 2000, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak's breach of the Letter Agreement, as well as the relief sought in the California federal action.

        On March 1, 2001, the court hearing the California federal action entered judgment dismissing that action, without prejudice, for lack of personal jurisdiction. Inamed appealed this decision and on May 15, 2001, the United States Court of Appeals for the Federal Circuit rendered an opinion and judgment reversing the district court's dismissal and remanding the case to the district court for further proceedings. At a scheduling conference held October 2, 2001, the court in the California federal action ordered the parties to participate in a mediation proceeding, and bifurcated the court proceedings so that the question of the enforceability of the settlement agreement is resolved before other patent-related issues are addressed.

        On November 27, 2001, Ethicon Endo-Surgery, Inc., or Ethicon, acquired all of Dr. Kuzmak's rights, title and interest in his patents and patent applications in the field of gastric banding technology. Ethicon then filed a motion to substitute itself as the real party in interest in place of Dr. Kuzmak in the California federal action. In March 2002, the court granted Ethicon's motion to be added as a real party in interest but did not dismiss Dr. Kuzmak.

        On or about December 7, 2001, the parties stipulated to dismiss the New Jersey federal action without prejudice in favor of the California federal action and the New Jersey federal action was so dismissed.

        On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement. Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak. We have taken an appeal from the federal district court's May 28 rulings to the U.S. Court of Appeals for the Federal Circuit and briefed that appeal in full. The Federal Circuit has ruled that our appeal is timely and it is currently scheduled to be argued on April 8, 2003.

        In the district court, substantially all factual discovery has been completed and expert reports have been exchanged. Following a July 22, 2002 status conference, the district court entered a pre-trial scheduling order. That order has since been modified. Under the scheduling order, as modified, a Markman hearing is to be held in May, 2003 and a trial of Ethicon's claims for damages and for a permanent injunction for patent infringement and of our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims) is to be held in August, 2003. The court has indicated it will set a schedule for dispositive motions at the Markman hearing. In view of the April 8, 2003 argument date in the Federal Circuit, the Company has moved the district court for a stay of proceedings pending the resolution of the Federal Circuit appeal. The stay motion is scheduled to be heard on March 31, 2003.

        As set forth in its appeal, Inamed believes that the Letter Agreement is an enforceable settlement agreement, that Kuzmak breached it, and that Inamed did not breach it. If the Federal Circuit reverses the district court's May 28 rulings entirely, and directs the entry of summary judgment on our motion for specific enforcement of the Letter Agreement, we would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires. We would also be obligated to pay Ethicon $0.65, a running royalty of $0.000036 per LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0. In that event, the federal district court would not reach or decide Ethicon's claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims). If the Federal Circuit affirms the district court's May 28, 2002 rulings entirely before the trial is held in the court below, it is expected that the parties will move to trial on the Patent Claims in the district court. If the Federal Circuit vacates the May 28, 2002 rulings, and does not direct entry of summary judgment to either party, the Company expects to move under a prior bifurcation order to limit the scheduled trial to the Letter Agreement issues and claims, or to have those issues and claims decided before the Patent

Claims are decided. There can be no assurance that the Court would grant any such motion by the Company.

        If the Federal Circuit affirms the May 28, 2002 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties to Ethicon from December, 1998, and (ii) enjoining us from making or selling the LAP-BAND® System in the U.S. until the expiration of the last-to-expire patents at issue in the litigation found to be valid and enforceable and to be infringed by the LAP-BAND® System.

        The fact-finder would determine a reasonable royalty rate based on a multi-factorial test. If we are held liable to pay royalties, we believe that the likely royalty rate would be between 3% and 9% of net sales of LAP-BAND® Systems made or sold in the United States. Upon a finding that we willfully infringed one or more of the patents at issue, the Court could also hold us liable to Ethicon for treble damages. In terminating a license agreement with Dr. Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel. This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

        In patent litigation in the U.S., upon a finding of infringement of a valid and enforceable patent, the patent holder is ordinarily entitled to an injunction. While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013. Therefore, we could be possibly enjoined until 2013. In opposing the entry of such an injunction, we would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds. While we believe that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an application would in fact be granted.

        Dr. Kuzmak has no continuing financial interest in this matter, as he assigned all such rights to Ethicon in November 2001.

        Although the Company believes it has meritorious arguments in favor of its positions and continues to vigorously assert its rights in the litigation with Ethicon, if the Federal Circuit affirms the May 28 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether an injunction should issue, an adverse judgment which is not appealed successfully could have a material adverse impact on our financial condition, results of operations and/or our prospects.

Manders Matter

        The Company is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. The Company does not believe it practices the device claimed by Manders or that it teaches the methods he claims. Accordingly, in February 2003, the Company answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. A case management conference in the case is scheduled to be held on April 15, 2003.

Other Matters

        Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of our products. These claims have not had, and are not expected to have, a material adverse effect on Inamed's financial condition or results of operations.

NOTE 22—QUARTERLY SUMMARY OF OPERATIONS—(Unaudited) (Per share data shown as actual, not millions)

        The following is a summary of selected quarterly financial data for 2002 and 2001:

	Quarter
	1st	2nd	3rd	4th
Net Sales:
2002	$63.2	$71.7	$66.9	$73.9
2001	$57.8	$62.6	$56.8	$60.9
Gross Profit:
2002	$44.6	$52.2	$48.0	$53.3
2001	$42.6	$46.1	$40.3	$41.9
Net Income:
2002	$8.4	$8.2	$7.6	$8.7
2001	$1.5	$9.9	$3.4	$6.2
Net Income per share:
2002 Basic	$0.41	$0.40	$0.36	$0.40
2002 Diluted	$0.39	$0.37	$0.35	$0.39
2001 Basic	$0.07	$0.49	$0.17	$0.29
2001 Diluted	$0.07	$0.46	$0.16	$0.29

SCHEDULE II

INAMED CORPORATION AND SUBSIDIARIES
VALUATION ACCOUNTS
Years ended December 31, 2002, 2001, and 2000
(In millions)

	Beginning of Period Balance	Additions	Deductions	Ending of Period Balance
Year ended December 31, 2002:
Allowance for returns	7.6	—	0.6	7.0
Allowance for doubtful accounts	3.5	2.1	1.6	4.0
Allowance for undelivered product	0.4	1.3	1.1	0.6
Allowance for obsolescence	1.3	0.4	0.1	1.6
Valuation allowances for inventory	4.9	4.0	3.6	5.3
Valuation allowance for deferred tax assets	2.0	—	—	2.0
Year ended December 31, 2001:
Allowance for returns	5.0	2.6	—	7.6
Allowance for doubtful accounts	2.1	3.4	2.0	3.5
Allowance for undelivered product	—	0.4	—	0.4
Allowance for obsolescence	1.4	0.6	0.7	1.3
Valuation allowances for inventory	3.0	6.1	4.2	4.9
Valuation allowance for deferred tax assets	1.5	0.5	—	2.0
Year ended December 31, 2000:
Allowance for returns	4.6	0.4	—	5.0
Allowance for doubtful accounts	1.8	1.0	0.7	2.1
Allowance for obsolescence	2.8	0.1	1.5	1.4
Valuation allowances for inventory	1.1	4.9	3.0	3.0
Valuation allowance for deferred tax assets	1.5	—	—	1.5

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
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
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders Equity and Comprehensive Income
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II