Form 10-K/A
period 2002-12-31
INAMED CORP
filed 2003-04-30
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates as of June 28, 2002 was $452.5 million, based on the closing sales price on the NASDAQ National Market on that date.

        On April 15, 2003, there were 22,332,637 shares of common stock outstanding.

EXPLANATORY NOTE

        The undersigned registrant hereby amends entirely Part III of its Annual Report for the fiscal year ended December 31, 2002 on Form 10-K as set forth in the pages attached hereto.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to age and background of the Company's directors:

Name	Position	Age
Nicholas L. Teti	Chairman, President and Chief Executive Officer	50
James E. Bolin	Director	44
Malcolm R. Currie, Ph.D.	Director	76
John F. Doyle	Director	73
Mitchell S. Rosenthal, M.D.	Director	67
David A. Tepper	Director	45

Nicholas L. Teti	Director since 2001

Mr. Teti has served as President, Chief Executive Officer and a director of Inamed since August 1, 2001. He was elected Chairman of the Board of Directors on July 23, 2002. He has over 25 years of management, operations and marketing experience in the pharmaceuticals industry. From January 1997 until December 2000, Mr. Teti was President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company, a company with $1.6 billion in sales in 1999. He spent 25 years at DuPont and DuPont Merck, which included a number of senior management positions. Several of these assignments were in leadership roles of Dupont's global pharmaceuticals business units. From January 2001 until July 2001, he was President and Director of Yamanouchi USA, Inc., a division of Yamanouchi Pharmaceuticals Co., where he was responsible for establishing its U.S. business. Mr. Teti holds an M.B.A. in Health Care Administration and a B.A. in Economics from St. Joseph's University.
James E. Bolin	Director since 1999

Mr. Bolin has served as a director of Inamed since March 18, 1999. Since March 2003 he is the managing Director of Citadel Investment Group. He was the Vice President and Secretary of Appaloosa Partners Inc. from 1995 through October 2002, and a consultant to Appaloosa Partners Inc. through March 2003. Mr. Bolin was previously a Vice President and Director of Corporate Bond Research at Goldman, Sachs & Co. He also worked at Smith Barney, Harris Upham in the Fixed Income Research Department. Mr. Bolin serves on the Board of Directors of Kindred Healthcare, Inc. and Bio-Plexus, Inc. He holds a Bachelor of Arts degree from Washington University in St. Louis and an M.B.A. in accounting and finance from the University of Missouri—St. Louis.
Malcolm R. Currie, Ph.D	Director since 1999

Dr. Currie has served as a director of Inamed since June 3, 1999. He has served as the President and CEO of Currie Technologies Incorporated, an electric transportation company, since 1997. Dr. Currie has been the Chairman Emeritus of Hughes Aircraft Company since his retirement in 1992 as Chairman and CEO. He has had an extensive career in high technology research, engineering and management. Dr. Currie currently serves on the Boards of Directors of the following publicly traded companies: Investment Company of America, LSI Logic Corporation, Enova Systems Inc., Regal One Corp., Innovative Micro Technologies Inc., Moltech Corporation and Currie Technologies Inc. He is also a member and past chairman of the Board of Trustees of the University of Southern California. Dr. Currie has previously served as President and CEO of Delco Electronics Corporation and Chairman and CEO of GM Hughes Electronics Corporation. Dr. Currie holds a Bachelor of Arts degree in Physics and a Ph.D. in Engineering Physics from the University of California at Berkeley.

John F. Doyle	Director since 1999

Mr. Doyle has served as a director of Inamed since March 18, 1999. Since 1994, he has performed marketing and management consulting, primarily for start-up companies. Prior to 1994, Mr. Doyle worked with IBM and Craig Corporation in executive and sales and marketing positions. He served as the Chairman and Chief Executive Officer of Pioneer Electronics (USA) Inc. from 1971 to 1986. Mr. Doyle currently serves on the Board of Directors of the Pomona Valley Hospital Foundation, and has served on the Board of Directors of various consumer groups as well as business and philanthropic organizations. He holds a Bachelor of Arts degree from Miami University of Ohio.
Mitchell S. Rosenthal, M.D.	Director since 1999

Dr. Rosenthal has served as a director of Inamed Corporation since June 3, 1999. He is a psychiatrist and since 1970 has served as the President of Phoenix House Foundation, which he founded. Phoenix House is the nation's largest non-profit substance abuse services system, with nearly 80 programs in eight states: New York, California, Texas, Florida, Massachusetts, New Hampshire, Rhode Island and Vermont. Dr. Rosenthal has been a White House advisor on drug policy, a special consultant to the Office of National Drug Control Policy and chaired the New York State Advisory Council on Alcoholism and Substance Abuse Services from 1985 to 1997. He is a lecturer in psychiatry at Columbia University College of Physicians and Surgeons, a former president of the American Association of Psychoanalytic Physicians and a member of the Council on Foreign Relations. He is a graduate of Lafayette College and earned his M.D. from the Downstate Medical Center of State University of New York.
David A. Tepper	Director since 1999

Mr. Tepper has served as a director of Inamed since March 18, 1999. He has been President of Appaloosa Partners Inc. since its formation in 1993. Mr. Tepper was previously head trader in the High Yield Department of Goldman, Sachs & Co. He also has been employed by Keystone Funds and Republic Steel. Mr. Tepper is a director of Kindred Healthcare, Inc. He holds a Bachelor of Arts degree with honors in Economics from the University of Pittsburgh and an M.B.A. from Carnegie Mellon University.

        The following table sets forth the executive officers and certain key personnel of the Company:

Name	Age	Position
Nicholas L. Teti	50	President, Chief Executive Officer and Director
Robert S. Vaters	43	Executive Vice President and Chief Financial Officer
Vicente Trelles	47	Executive Vice President and Chief Operations Officer
Hani M. Zeini	38	Executive Vice President, North America Inamed Aesthetics
Declan Daly	40	Senior Vice President, Corporate Controller and Principal Accounting Officer
Joseph A. Newcomb	52	Senior Vice President, Secretary and General Counsel
Ron J. Ehmson, Sc.D	58	Vice President, Clinical and Regulatory Affairs

        Nicholas L. Teti has served as President, Chief Executive Officer and a director of Inamed since August 1, 2001. He was elected Chairman of the Board of Directors on July 23, 2002. He has over 25 years of management, operations and marketing experience in the pharmaceuticals industry. From January 1997 until December 2000, Mr. Teti was President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company, a company with $1.6 billion in sales in 1999. He spent 25 years at DuPont and DuPont Merck, which included a number of senior management positions. Several of these assignments were in leadership roles of Dupont's global pharmaceuticals business units. From January 2001 until July 2001, he was President and Director of Yamanouchi USA, Inc., a division of Yamanouchi Pharmaceuticals Co., where he was responsible for establishing its U.S. business. Mr. Teti holds an M.B.A. in Health Care Administration and a B.A. in Economics from St. Joseph's University.

        Robert S. Vaters has served as Executive Vice President and Chief Financial Officer of Inamed since August 20, 2002. From September 2001 to August 2002, Mr. Vaters worked on a variety of private merchant banking transactions. He was Executive Vice President, Chief Operating Officer at Arbinet Holdings, Inc., a leading telecom capacity exchange from January 2001 to July 2001. He served as Chief Financial Officer at Arbinet from January 2000 to December 2000. Prior to that he was at Premiere Technologies (NASDAQ: PTEK) from July 1996 through January 2000, where he held a number of senior management positions, including Executive Vice President and Chief Financial Officer, Managing Director of The Asia Pacific business based in Sydney, Australia and Chief Financial Officer of Xpedite Systems Inc., formerly an independent public company (NASDAQ XPED) that was purchased by Premiere. Additional experience includes Senior Vice President, Treasurer of Young and Rubicam Inc., a global communications firm with operations in 64 countries. Mr. Vaters was also an independent board member and chairman of the audit committee of Rockford Industries (NASDAQ: ROCF), a company providing healthcare equipment financing.

        Vicente Trelles has served as Executive Vice President and Chief Operations Officer of Inamed since August 1, 2001. Mr. Trelles was previously Chief Operating Officer of the Company's McGhan Medical Division from October 1999 to July 2001. From June 1991 to September 1999, he held positions of increasing responsibility with Allergan Inc., including Vice President of Surgical Operations, January 1996- September 1999, Vice President of Europe Operations, April 1993-December 1995, Vice President Manufacturing Contact Lenses, July 1991-March 1993. Prior to Allergan, Mr. Trelles worked for American Hospital Supply and Baxter Healthcare in different capacities, including General Manager of Baxter Healthcare V. Mueller Division in Puerto Rico. Mr. Trelles holds a B.S. in Industrial Engineering from the University of Mayaguez, Puerto Rico.

        Hani M. Zeini has served as Executive Vice President, North America, Inamed Aesthetics since October 1, 2001. From 1996 to 2000, he held increasingly responsible positions with The DuPont Pharmaceuticals Company including Senior Director, Marketing and Strategic Planning from September 1996 to May 1997, Vice President Worldwide Operations and Planning from May 1997 to May 1998, Vice President, Integrated Health Care from May 1998 to June 1999 and Senior Vice President, Global Health Systems from June 1999 to April 2000. Mr. Zeini also held the positions of President and Chief Executive Officer of PharmasMarket.com from June 2000 to April 2001 and Chief Operating Officer for Acurian, Inc. until September 2001. He holds a degree in Electrical and Computer Engineering from the University of Miami in Florida.

        Declan Daly has served as Corporate Controller and Principal Accounting Officer of Inamed since March 30, 2002 and was promoted to Senior Vice President in September 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland.

        Joseph A. Newcomb has served as Senior Vice President, General Counsel and Secretary of Inamed since August 6, 2002. From August 1997 until July 2002, Mr. Newcomb provided legal, tax and financial services to early stage and start-up companies. Prior to that, from May 1989 until July 1997, he was Vice President and General Counsel for the U.S. affiliate and portfolio companies of Brierley Investments Limited, an international holding company, where he was an active participant in the origination of investments and the management and operations of the portfolio companies.

Mr. Newcomb received a B.B.A. from the University of Notre Dame, a J.D. from the University of Connecticut and a LL.M. from Georgetown University Law Center. Mr. Newcomb is a Certified Public Accountant and member of the American Institute of CPAs.

        Ronald J. Ehmsen, Sc.D. has served as Vice President, Clinical and Regulatory Affairs since April 8, 2002. From 1996 to 1997, he operated a medical device consulting firm, Health Care International Associates. From December 1997 to April 2000, he was Corporate Vice President of Regulatory Affairs for Circon Corporation. From April 2000 to March 2002, Dr. Ehmsen was Senior Director of Regulatory and Clinical Affairs for Tyco/Nellcor Puritan Bennett, Respiratory Division. He holds a Doctor of Science degree in Chemical Engineering from Washington University's Sever Institute of Technology. Dr. Ehmsen received an M.S. in Aeronautical Engineering from Purdue University and a B.S. in Aeronautics and Astronautics from New York University.

        There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

        To the Company's knowledge and based solely on our review of such reports furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater-than-10% stockholders were complied with, except that Malcolm Currie filed two late reports with respect to an aggregate of two transactions and Richard Babbitt filed two late reports with respect to an aggregate of six transactions.

ITEM 11.    EXECUTIVE COMPENSATION

  Summary Compensation Table

        The following table sets forth, for each of the last three fiscal years, all compensation awarded to, paid to or earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers").

	Annual Compensation				Long-Term Compensation
Name and Principal Positions	Year	Salary $	Bonus $	Other Annual Compensation $(1)	Stock Options Granted (In Shares) (#)	All Other Compensation ($)(2)
Nick Teti(4) Chairman, President, and Chief Executive officer	2002 2001	400,000 161,538	300,000 100,000	— —	— 300,000	4,800 535,353	(11) (5)
Vicente Trelles Executive Vice President and Chief Operations Officer	2002 2001 2000	273,561 270,004 208,886	165,000 75,000 45,000	— — —	— 56,000 18,000	4,400 5,325 5,010
Ken Pearce(7) President, Inamed International	2002 2001 2000	240,000 220,000 200,000	90,000 70,000 40,000	20,000 18,800 17,400	— — —	7,500 18,000 16,000	(6) (6) (6)
Declan Daly(9) Senior Vice President of Corporate Finance, Controller and Principal Accounting Officer	2002	216,500	125,000	12,600	19,000	82,341	(10)
Hani Zeini(8) Executive Vice President, North America Inamed Aesthetics	2002 2001	261,336 120,504	190,000 31,625	— —	— 100,000	23,633 —	(3)

(1)
Amounts shown consist of an automobile allowance.

(2)
Amounts shown, unless otherwise noted, reflect employer contributions to group term life insurance premium and matching contributions made by the Company under its 401(k) plan.

(3)
Consists of relocation expenses.

(4)
Mr. Teti joined the Company as President and Chief Executive Officer beginning August 1, 2001.

(5)
Includes an employer contribution to group term life insurance premium and matching contributions made by the Company under its 401(k) plan of $712; relocation allowance and moving expenses, including expenses with respect to the sale of his former residence, of $306,342; temporary living expenses of $9,849; and an amount of $218,468 which represents the amount of a loan forgiven by the Company. The Company provided a loan to Mr. Teti in connection with his relocation. The loan was repaid with the proceeds of the sale of his former residence, however, $142,000 was forgiven by the Company and grossed up to $218,468.

(6)
Consists of travel expenses for home visits.

(7)
Mr. Pearce resigned as President, Inamed International Corp. in April 2003.

(8)
Mr. Zeini Joined the Company as Executive Vice President, North America, Inamed Aestetics beginning October 1, 2001.

(9)
Mr. Daly was promoted to Senior Vice President in September 2002.

(10)
Consists of a relocation allowance.

(11)
Consists of club dues.

Option Grants in Last Fiscal Year

        The following table sets forth certain information regarding grants of stock options or warrants made to each of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)
Name			Exercise Price ($/Sh)	Expiration Date
					5%($)	10%($)
Declan Daly	19,000	2.2%	27.26	11/15/2012	325,729	825,463
Kenneth Pearce	—	—	—	—	—	—
Nicholas S. Teti	—	—	—	—	—	—
Vicente Trelles	—	—	—	—	—	—
Hani M. Zeini	—	—	—	—	—	—

(1)
Unless otherwise noted, amounts represent shares of Common Stock underlying warrants and/or options to purchase shares of Common Stock.

(2)
In 2002, the Company granted stock options covering a total of 887,000 shares of Common Stock to Company employees under all stock option plans maintained by the Company.

(3)
The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with the Securities and Exchange Commission ("SEC") rules and regulations and do not represent the Company's estimates of stock price appreciation. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock is sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. Such a gain in stock price would benefit all stockholders.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth certain information concerning exercises of stock options and warrants by the executive officers named in the Summary Compensation Table in fiscal year 2002 and unexercised stock options and warrants held by the executive officers named in the Summary Compensation Table as of December 31, 2002.

			Number of Securities Underlying Unexercised Options at 2002 Fiscal Year-End(#)
					Value of Unexercised In-The-Money Options at 2002 Fiscal Year-End($)(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Declan Daly	—	—	19,000	29,000	133,600	91,460
Kenneth D. Pearce	—	—	67,500	—	915,875	—
Nicholas L. Teti	—	—	99,999	200,001	577,994	1,156,005
Vicente Trelles	—	—	70,666	43,334	517,425	410,874
Hani M. Zeini	—	—	333,333	66,667	459,995	920,004

(1)
On December 31, 2002 (the last trading day of 2002), the last reported sales price of the Company's common stock as reported on the NASDAQ National Market was $30.80.

Compensation of Directors

        Directors who are not employees of the Company receive an annual fee of $35,000 and a fee of $1,000 for each Board of Directors meeting attended, and are reimbursed for their expenses. In addition, upon their initial election, directors receive an option to purchase 5,000 shares of Common Stock, and thereafter receive an option to purchase 5,000 shares of Common Stock on each subsequent anniversary of their election to the Board of Directors for so long as they remain directors. Directors who are employees of the Company are not entitled to any compensation for their service as a director. Pursuant to a plan adopted in 1999, directors may elect to receive their compensation in common stock in lieu of cash. Four directors have elected this option.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        On July 23, 2001, the Company entered into an employment agreement with Nicholas L. Teti in connection with his employment as Chief Executive Officer. Mr. Teti's employment agreement provides that Mr. Teti will receive (i) a base salary of $400,000, (ii) a bonus based on attainment of designated objectives of the Compensation Committee, (iii) options to purchase 300,000 shares of the Company's Common Stock, (iv) a relocation package to defray his costs of moving to Santa Barbara, California and (v) a loan of $200,000 payable in one-third annual installments beginning in 2003. Mr. Teti's employment agreement also provides that upon termination of Mr. Teti's employment by the Company without "cause" (as defined in the agreement), Mr. Teti will be entitled to severance compensation equal to twenty-four months of base salary if Mr. Teti is terminated during the initial three-year term or twelve months of base salary if Mr. Teti is terminated during any subsequent one-year extension term. Additionally, Mr. Teti's employment agreement also provides that upon a "change in control" (as defined in the agreement) and a subsequent termination of Mr. Teti, Mr. Teti will be entitled to payment of his base salary through the date of his termination, a payment equal to the greater of (i) three times the sum of his base salary at the time of the change of control, or (ii) three times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Teti will also be entitled to the continuation of certain insurance and other benefits for a period of time not exceeding eighteen months.

        In September 2001, the Company entered into an employment agreement with Hani Zeini in connection with his employment as Executive Vice President North America Inamed Aesthetics. Mr. Zeini's employment agreement provides that Mr. Zeini will receive (i) a base salary of $245,000, (ii) a bonus up to 50 percent of his salary in the Management Incentive Plan, (iii) options to purchase 100,000 shares of the Company's Common Stock, (iv) a relocation package to defray his costs of moving to Santa Barbara, California and (v) a one time signing bonus of $40,000. Mr. Zeini's employment agreement also provides that upon a "change in control" (as defined in the agreement) and a subsequent termination of Mr. Zeini, Mr. Zeini will be entitled to payment of his base salary through the date of his termination, a payment equal to the greater of (i) two times the sum of his base salary at the time of the change of control, or (ii) two times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Zeini will also be entitled to the continuation of certain insurance and other benefits for a period of time not exceeding eighteen months.

Compensation Committee Interlocks and Insider Participation

        No member of the Company's Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during 2002 or was previously an officer of the Company or any of its subsidiaries. During 2002, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as to the shares of Common Stock of the Company owned as of April 15, 2003, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company, (ii) each person who is presently a director of the Company, (iii) each of the officers named in the Summary Compensation Table and (iv) all the directors and officers of the Company as a group. Unless otherwise indicated in the table below, each person or entity named below has an address in care of the Company's principal executive offices.

Name and Address of Beneficial Owner	Number of Shares		Percent of Total (1)(2)
Appaloosa Management L.P. 26 Main Street Chatham, New Jersey 07928	3,756,027	(3)	16.8%
Boston Partners Asset Management, L.P. 28 State Street 20th floor Boston, MA 02109	1,401,470	(4)	6.3%

Officers and Directors	Beneficially Owned		Percent of Total (1)(2)

James Bolin	—	(5)	*
Malcolm Currie, Ph.D.	59,392	(6)	*
Declan Daly	27,000	(7)	*
John Doyle	48,940	(8)	*
Kenneth D. Pearce	67,500	(9)	*
Mitchell Rosenthal, M.D.	20,000	(10)	*
David Tepper	4,105,573	(11)	18.4%
Nicholas L. Teti	102,999	(12)	*
Vicente Trelles	80,916	(13)	*
Hani M. Zeini	33,333	(14)	*
All officers and Directors as a group (13 persons)	4,558,986	(15)	20.4%

*
Less than 1%

(1)
Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares, except for Mr. Doyle who has shared voting power with his spouse through their family trust.

(2)
The percentages are calculated on the basis of the number of outstanding shares of Common Stock as of April 15, 2003, which was 22,332,637.

(3)
Based on the Schedule 13D/A (Amendment No. 22) filed jointly on October 20, 2002 by Appaloosa Management L.P. ("AMLP") and David A. Tepper; Mr. Tepper is the President of Appaloosa Partners Inc., the general partner of AMLP. Includes (i) 43,334 shares of Common Stock issuable upon the exercise of options to purchase shares of Common Stock under the 1993 Non-Employee Directors Stock Option Plan.

(4)
Based upon a Schedule 13G filed jointly on February 13, 2003, by Boston Partners Asset Management, L.P. ("BPAM"), BPAM (GP), LLC ("BPAM GP"), BPAM Holding Company, and Desmond John Heathwood. BPAM, BPAM GP, BPAM Holding Company, and Mr. Heathwood are sometimes referred to collectively herewith as the "Reporting Persons." Each of the Reporting Persons may be deemed to own beneficially 1,401,470 shares of Common Stock at December 31, 2002. BPAM owns of record 1,401,470 shares of Common Stock. As general partner of BPAM, BPAM GP may be deemed to own beneficially all of the shares of Common Stock that BPAM may be deemed to own beneficially. As the sole member of BPAM GP, BPAM Holding Company may be deemed to own beneficially all of the shares of Common Stock that BPAM GP may be deemed to own beneficially. As principal shareholder and sole trustee of BPAM Holding Company, Mr. Heathwood may be deemed to own beneficially all of the shares of Common Stock that BPAM Holding Company may be deemed to own beneficially. Therefore, each of the Reporting Persons may be deemed to own beneficially 1,401,470 shares of Common Stock of the Issuer.

(5)
Mr. Bolin was granted an option to purchase 11,667 shares of Common Stock under the Company's Non-Employee Director's Stock Option Plan. Mr. Bolin immediately assigned all of his right, title and interest in such options to AMLP. Mr. Bolin is the Managing director of Citadel Investment Group. Mr. Bolin disclaims beneficial ownership of all shares beneficially owned by AMLP.

(6)
Includes an aggregate of 24,667 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(7)
Includes an aggregate of 27,000 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(8)
Includes an aggregate of 21,667 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.. Mr. Doyle disclaims beneficial ownership of 1,273 shares of Common Stock.

(9)
Includes an aggregate of 67,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(10)
Includes an aggregate of 20,000 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(11)
Based on the Schedule 13D/A (Amendment No. 22) filed jointly on October 20, 2002 by Appaloosa Management L.P. ("AMLP") and David A. Tepper; Mr. Tepper is the President of Appaloosa Partners Inc., the general partner of AMLP. Includes (i) 349,546 shares of common stock held by Mr.Tepper and persons and entities for which Mr.Tepper exercises sole voting and dispositive power with respect to such shares. (ii) 43,334 shares of Common Stock issuable upon the exercise of options to purchase shares of Common Stock under the 1993 Non-Employee

  Directors Stock Option Plan. Except to the extent of pecuniary interest in the investment funds controlled by AMLP, Mr. Tepper disclaims beneficial ownership of the shares above.

(12)
Includes an aggregate of 99,999 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(13)
Includes an aggregate of 78,666 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(14)
Includes an aggregate of 33,333 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

(15)
Includes an aggregate of 211,998 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 15, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Stand alone options not approved by Stockholders

        In 1997, 1998, 1999 Inamed granted 1,217,500 standalone options for shares of common stock to executives in connection with their hiring. The exercise price per share is the fair market value per share on the date of grant. These options vested ratably over three years.

        In 2001, Inamed granted a standalone option for 300,000 shares of common stock to an executive in connection with his hiring. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        In 2001, Inamed also granted a standalone option for 100,000 shares of common stock to another executive in connection with his hiring. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Teti received a loan from the Company in connection with his relocation to the Company's headquarters in Santa Barbara, California. As of December 31, 2002, $200,000 was outstanding. The loan from the Company bears interest at the minimum rate necessary to avoid imputed income under the Internal Revenue Code. Repayment of the principal of the loan will be made in one-third installments no later than February 28 of each of 2003, 2004 and 2005, with all accrued interest due and payable on February 28, 2005. The first installment payment has been made.

        In 2002, Inamed paid $700,000 to a marketing consulting firm, which is owned by the son-in-law of Malcolm Currie. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties.

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2003.

INAMED CORPORATION

By:	/s/ NICHOLAS L. TETI Nicholas L. Teti Chairman, President and Chief Executive Officer

12

CERTIFICATIONS

I, Nicholas Teti, Chairman, President and Chief Executive Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K/A of the Registrant;

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

Dated: April 30, 2003

/s/ NICHOLAS L. TETI Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Robert Vaters, Executive Vice President and Chief Financial Officer of Inamed Corporation (the "Registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K/A of the Registrant;

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

Dated: April 30, 2003

/s/ ROBERT S. VATERS Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Nicholas L. Teti, Chairman, President and Chief Executive Officer of Inamed Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

  (1)
  the Annual Report on Form 10-K/A of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

        A signed original of this written statement required by Section 906 has been provided to Inamed Corporation and will be retained by Inamed Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: April 30, 2003

/s/ NICHOLAS L. TETI Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert S. Vaters, Executive Vice President and Chief Financial Officer of Inamed Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

  (1)
  the Annual Report on Form 10-K/A of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

        A signed original of this written statement required by Section 906 has been provided to Inamed Corporation and will be retained by Inamed Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: April 30, 2003

/s/ ROBERT S. VATERS Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Option Grants in Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Securities Authorized for Issuance Under Equity Compensation Plans
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
SIGNATURE
CERTIFICATIONS