Form 10-Q
period 2003-03-31
INAMED CORP
filed 2003-05-15
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 1-9741

INAMED CORPORATION

Delaware	59-0920629
(State of Incorporation)	(I.R.S. Employer Identification No.)

5540 Ekwill Street

Santa Barbara, California  93111-2936

Telephone Number:  (805) 683-6761

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

On May 5, 2003, there were 22,334,803  shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us” and “Inamed” refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.      Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$61.5	$39.3
Trade accounts receivable, net of allowances of $11.5 and $11.0 in 2003 and 2002, respectively	50.6	45.4
Inventories	45.5	43.0
Prepaid expenses and other current assets	11.2	13.5
Deferred income taxes	11.3	14.7
Total current assets	180.1	155.9

Property and equipment, net	47.3	48.4
Goodwill	150.2	150.0
Other intangible assets, net	44.8	43.7
Deferred income taxes	23.5	23.5
Other assets	16.1	17.9
Total assets	$462.0	$439.4

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt and capital leases	$4.9	$4.9
Accounts payable	21.7	22.1
Income taxes payable	9.6	11.7
Accrued liabilities and other	35.4	35.8
Total current liabilities	71.6	74.5

Long-term debt and capital leases, net of current portion	78.6	78.8
Other long-term liabilities	56.1	53.4
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; authorized, 50.0 shares; issued 22.3 and 21.9 shares; outstanding, 22.3 and 21.9 shares for 2003 and 2002, respectively	0.2	0.2
Additional paid-in capital	173.9	164.8
Retained earnings	88.1	76.1
Accumulated other comprehensive loss	(6.5)	(8.4)
Total stockholders’ equity	255.7	232.7
Total liabilities and stockholders’ equity	$462.0	$439.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net sales	$75.5	$63.2
Cost of goods sold	21.4	18.6

Gross profit	54.1	44.6

Operating expenses:
Selling, general, and administrative	31.2	26.1
Research and development	5.6	3.1
Special charges	—	1.1
Amortization of intangible assets and non-cash compensation	1.0	1.4

Total operating expenses	37.8	31.7

Operating income	16.3	12.9

Other income (expense):
Net interest expense and debt costs	(1.7)	(2.7)
Foreign currency transaction gains, net	0.1	0.5
Royalty income and other	1.1	1.3

Total other expense, net	(0.5)	(0.9)

Income before income tax expense	15.8	12.0
Income tax expense	3.8	3.6

Net income	$12.0	$8.4

Net income per share of common stock:
Basic	$0.54	$0.41
Diluted	$0.53	$0.39

Weighted average shares outstanding:
Basic	22.1	20.3
Diluted	22.5	21.7

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

	Common Stock (Issued)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2002	21.9	$0.2	$164.8	$76.1	$(8.4)	$232.7
Comprehensive income:
Net income				12.0		12.0
Translation adjustment, net					1.9	1.9
Total comprehensive income						13.9
Employee stock purchase plan	0.1		1.1			1.1
Exercise of stock options	0.3		5.5			5.5
Tax benefit of stock option exercises			2.5			2.5
Balance, March 31, 2003	22.3	$0.2	$173.9	$88.1	$(6.5)	$255.7

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash flows from operating activities:
Net income	$12.0	$8.4
Non-cash elements included in net income:
Depreciation and amortization	3.7	3.2
Tax benefit from stock option exercises	2.5	1.9
Deferred income taxes	3.4	0.2
Non-cash compensation	—	0.3
Provision for doubtful accounts, notes, and returns	0.3	(0.2)
Amortization of deferred loan costs	0.2	0.3
Changes in operating assets and liabilities:
Trade accounts receivable	(4.4)	(3.5)
Inventories	(2.1)	0.7
Prepaid expenses and other current assets	1.8	0.3
Other assets	2.1
Accounts payable	(0.6)	(3.9)
Income taxes payable	(2.4)	0.6
Accruals and other long-term liabilities	2.2	(4.4)
Net cash provided by operating activities	18.7	3.9
Cash flows from investing activities:
Purchase of property and equipment	(1.3)	(1.2)
Purchase of intangibles	(2.0)	—
Net cash used in investing activities	(3.3)	(1.2)

Cash flows from financing activities:
Principal repayment of long-term debt	(0.2)	(6.0)
Issuance of common stock	6.6	2.4
Net cash provided by (used in) financing activities	6.4	(3.6)

Effect of exchange rate changes on cash	0.4	(0.9)

Change in cash and cash equivalents:
Net change in cash and cash equivalents	22.2	(1.8)
Cash and cash equivalents at beginning of period	39.3	34.8
Cash and cash equivalents at end of period	$61.5	$33.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1.9	$2.4
Income taxes	$0.4	$0.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(millions)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented.  Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.  The accompanying unaudited consolidated financial statements should be read in conjunction with Inamed Corporation’s (“Inamed” or the “Company”) consolidated financial statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 – DESCRIPTION OF BUSINESS

THE COMPANY

Inamed Corporation, a Delaware corporation, and its subsidiaries (“Inamed” or the “Company”) is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives.  We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe and morbid obesity).  Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland.  We sell our products through our staff of sales representatives in the U.S. and other countries,, through our wholly owned subsidiaries and, in certain countries through, independent distributors.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with original maturities of three months or less.  Inamed maintains balances in high-quality financial institutions.  In the U.S., these balances at times are in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.  The amounts presented for long-term debt, interest rate swap, and other long-term liabilities also approximate fair value.

Allowance for Doubtful Accounts

Inamed maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments.  The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms.  If the financial condition of Inamed’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.  Inamed capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management’s judgment of probable future commercialization.  Inamed could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

Current Vulnerability Due to Certain Concentrations

Inamed has limited sources of supply for certain raw materials that are significant to its manufacturing process.  A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years.  Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter.  Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized.  Asset retirements and dispositions are accounted for in accordance with SFAS No. 144 as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superceded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  With the exception of the manufacturing consolidation that occurred in 2002, Inamed does not believe that any such changes have taken place.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows. Other intangible assets are amortized using the straight-line method over their estimated useful lives.

Product Warranties4

The Company has an accrual for the “Confidence Plus” warranty program for breast implant sales in the United States.  Management estimates the amount of potential future claims from this warranty based on actuarial analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact Inamed’s reported expenses and results of operations.

	Accrued Warranty Three months ended March 31, 2003	Accrued Warranty Three months ended March 31, 2002

Balance at December 31	$9.7	$9.5
Accruals for warranties issued during the period	1.0	1.2
Settlements made during the period	(0.9)	(1.0)
Balance at March 31	$9.8	$9.7

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on product history.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Inamed has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the  intrinsic value method in Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees.  Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25,” and Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services,” whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Inamed adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of  2002 and has yet to determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive loss, net of tax.  Transaction gains and losses are recorded in the consolidated statements of income.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.  Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.   A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Interest Rate Swaps

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The resulting valuation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss as no ineffectiveness exists.

Foreign Exchange Forward Contracts

At times, Inamed enters into various foreign exchange forward purchase contracts to hedge foreign currency fluctuations in transactions denominated in foreign currencies, thereby limiting Inamed’s risk that would otherwise result from changes in exchange rates.  Gains and losses associated with currency rate changes are recorded in foreign currency transaction gains, net in the consolidated statements of income.  There were no foreign exchange forward contract transactions or open contracts at March 31, 2003 or 2002.

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Inamed has adopted this statement in 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  Inamed has adopted this statement in 2003. There have been no guarantees issued or modified during the quarter ended March 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or its results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  Inamed has adopted this statement in 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition / measurement requirements related to certain guarantees.   The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the quarter ended March 31, 2003.  We have complied with the disclosure provisions of this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of March 31, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

NOTE 4 – SPECIAL CHARGES

In the quarter ended March 31, 2002, the Company recorded a $1.1 charge relating to a legal settlement with a former officer of Inamed.

NOTE 5 – RESTRUCTURING COSTS

Inamed recorded $5.1 of restructuring costs in the fourth quarter of 2002.  This restructuring was undertaken to consolidate manufacturing facilities.  Management believes the manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  The Company will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003.  The majority of the costs relate to severance which will be paid from the beginning of 2003 through early 2004. Through March 31, 2003, 25 employees have received severance.  Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives.  For the three months ended March 31, 2003, Inamed included $0.9 of accelerated depreciation charges in cost of goods sold.  Inamed expects additional accelerated depreciation charges related to this manufacturing consolidation of approximately $4.5 in cost of goods sold through December 2003.

Inamed recorded $12.0 of restructuring costs in the first quarter of 2001.  This restructuring was a series of events to change senior management and to consolidate facilities and administrative functions.  The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed’s new facility in Costa Rica and the move of Santa Barbara’s remaining manufacturing to a local facility.  These costs were primarily employee severance costs. Inamed does not expect any further material costs related to the 2001 restructuring.

A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Total

2001 restructuring accrual:
Balance at December 31, 2002	$1.3	$0.2	$1.5
Cash paid through March 31, 2003	(0.4)	(0.1)	(0.5)
Accrual Balance at March 31, 2003	0.9	0.1	1.0
2002 restructuring accrual:
Balance at December 31, 2002	$4.7	$—	$4.7
Cash paid through March 31, 2003	(0.1)	—	(0.1)
Accrual balance at March 31, 2003	$4.6	$—	$4.6
Total accrual balance at March 31, 2003	$5.5	$0.1	$5.6

NOTE 6 – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
Net Income - Basic and Diluted	$12.0		$8.4

Weighted average shares outstanding - Basic	22.1		20.3
Dilutive effect of stock options and warrants	0.4	(1)	1.4	(1)
Weighted average shares outstanding - Diluted	22.5		21.7

Per share amount
Basic	$0.54		$0.41
Diluted	$0.53		$0.39

(1) The calculation excludes 0.8 and 0.5 options that were anti-dilutive for the three months ended March 31, 2003 and 2002, respectively.

NOTE 7 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2003	December 31, 2002

Raw materials	$9.0	$8.2
Work in process	12.1	14.6
Finished goods	24.4	20.2
	$45.5	$43.0

In March 31, 2003 the Company received regulatory approval from the U.S. Food and Drug Administration for its human collagen dermal fillers CosmoDerm™ and CosmoPlast™.

NOTE 8 – SALES BY PRODUCT LINE

Sales by product line for the three months ended March 31 were as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Breast Aesthetics	$42.4	$37.2
Facial Aesthetics	17.8	16.5
Health	14.0	7.8
Other**	1.3	1.7
Total Sales	$75.5	$63.2

** Other products consist of collagen sales to other medical manufacturers.

NOTE 9 – INTEREST RATE SWAP

At March 31, 2003 Inamed had an interest rate swap agreement with a financial institution.  The purpose of this agreement is to establish a hedge against interest rate fluctuations associated with Inamed’s variable interest rate debt.  Inamed has designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses.  The swap agreement fixes the interest rates at 9.815% on a $39.8 notional value. The swap requires monthly interest payments to settle the differences in its fixed rates compared to one month LIBOR plus 3.0%.  Inamed includes these payments in interest expense.  The swap terminates in February 2005.  All of the change in value of the derivative is recorded in other comprehensive income, as no ineffectiveness exists.  At March 31, 2003 and December 31, 2002, the fair value of the swap represented a liability of approximately $3.9 which is included in other long-term liabilities in the accompanying consolidated balance sheets.

NOTE 10 – LONG TERM DEBT

Long term debt is summarized as follows:

	March 31, 2003	December 31, 2002
Variable 1-month LIBOR plus 4% note (“Term Notes”), final maturity in January 2005	$79.4	$79.8

6% MPDI Note Payable, maturing in December 2003	4.1	3.9
	83.5	83.7
Less: current maturities	(4.9)	(4.9)

Long-term debt	$78.6	$78.8

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2002 Inamed adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives.  Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill.  Inamed performed its annual impairment test of goodwill using a market value approach, during the fourth quarter of 2002 and determined that there was no impairment of goodwill.

Goodwill was $150.2 as of March 31, 2003 and $150.0 as of December 31, 2002. The changes since December 31, 2002 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $40.7 and $39.7 as of March 31, 2003 and December 31, 2002, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization (tradenames) were $4.1 and $4.0 at March 31, 2003 and December 31, 2002, respectively.   Total other intangible assets are as follows:

		March 31, 2003			December 31, 2002
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	12.0	$48.4	$(12.2)	$36.2	$46.6	$(11.8)	$34.8
Patents	15.5	5.7	(1.2)	4.5	5.9	(1.0)	4.9
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$56.5	$(15.8)	$40.7	$54.9	$(15.2)	$39.7
Other intangibles not subject to amortization		4.1	—	4.1	4.0	—	4.0
Total other intangibles		$60.6	$(15.8)	$44.8	$58.9	$(15.2)	$43.7

Aggregate amortization expense for intangible assets was $1.0 and $1.4 for the three months ended March 31, 2003 and 2002, respectively.  There was no impairment loss recorded during the current quarter ended March 31, 2003.  For the years 2002 through 2006, amortization expense is expected to be between $3.9 and $4.1 annually.

NOTE 12    —    STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

The following table represents share information for all the option plans for Inamed at March 31, 2003:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1984 Plan	10,000	7,500	$1.45	—
The 1993 Plan	150,000	110,000	$27.97	—
The 1998 Plan	450,000	42,837	$6.50	71,670
The 1999 Program	900,000	132,034	$21.65	293,445
The 2000 Option Plan	1,525,000	955,334	$28.74	561,002
The Stock Election Plan	50,000	—	—	50,000

Equity compensation plans approved by Stockholders	3,085,000	1,247,705	$26.99	976,117

Stand Alone Options, not approved by Stockholders	1,617,500	550,000	$17.70	—

Total	4,702,500	1,797,705	$24.15	976,117

Summary

Activity under these plans for the periods ended March 31, 2003, and 2002, was as follows (shares in millions):

	March 31, 2003		March 31, 2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	2.2	$22.77	3.5	$15.95
Granted	—	$—	0.3	$30.40
Cancelled	(0.1)	$31.52	—	$—
Exercised	(0.3)	$14.97	(0.3)	$8.91
Options outstanding at the end of the period	1.8	$24.15	3.5	$15.87
Options exercisable at the end of the period	0.9	$24.51	2.3	$21.92
Weighted average fair value of options granted during the period		$11.75		$11.75

The following table summarizes information about stock options outstanding at March 31, 2003 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.45 - $6.50	0.2	4.98	$4.08	0.2	$4.08
$13.00 - $17.00	0.2	8.10	$16.57	0.1	$15.82
$19.20 - $22.04	0.3	6.93	$20.95	0.1	$19.97
$23.20 - $24.75	0.2	4.13	$24.58	0.1	$24.62
$25.02	0.3	4.98	$25.02	0.1	$25.02
$25.92 - $29.77	0.2	8.91	$27.20	—	$27.84
$31.32 - $33.27	0.1	8.49	$32.40	—	$32.02
$39.00	—	5.17	$39.00	—	$39.00
$40.94	0.3	6.77	$40.94	0.3	$40.94
$45.38	—	3.96	$45.38	—	$45.38

$1.45 - $45.38	1.8	6.5	$24.15	0.9	$24.51

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

Year	Risk Free Interest Rate	Dividend yield	Weighted Average Expected life of theoption (years)	Volatility Factor

2003	2.91%	0.0	4	34.7%
2002	3.01% - 4.46%	0.0	4	33.6% - 75.0%

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.  Because Inamed’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma, as adjusted, amounts indicated below:

	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Net income as reported	$12.0	$8.4
Add: Stock-based compensation expense included in reported net income available to common stockholders, net of related tax effects	—	0.2

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(0.8)	(1.4)
Pro-forma net income	$11.2	$7.2

Earnings Per Share

Basic as reported	$0.54	$0.41
Basic pro-forma	$0.51	$0.35

Diluted as reported	$0.53	$0.39
Diluted pro-forma	$0.50	$0.33

NOTE  13    —    COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters as a claimant and as a defendant.  Inamed records any amounts recovered in these matters when collection is realized.  Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated.  Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.  Actual results could differ from estimates. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial position, or cash flows.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

Although forward-looking statements in this report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risks and Uncertainties” below, as well as those discussed elsewhere in this report on Form 10-Q. Readers are referred to the report on Form 10-K for the year ended December 31, 2002 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q.  The information contained in this Form 10-Q is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions.  We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-Q  and we expressly disclaim any duty to update the information contained in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

By including any information in this Form 10-Q, we do not necessarily acknowledge that disclosure of such information is required by applicable law or that the information is material.

Company and Industry Overview

Inamed is a global medical device company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles and the LAP-BAND® and BIB® Systems used to treat severe and morbid obesity. We generate approximately 35% of our revenues outside the U.S./Canada. Demand for our products remains steady notwithstanding economic conditions in our primary markets and the fact that most of our customers do not have access to reimbursement programs for purchases of our products. With 2002 sales of nearly $276.0 million, and approximately 1,000 employees in more than 10 countries, we are a global leader in developing innovative medical devices and implants that improve the quality of life for people around the world.

Our primary markets are very competitive and subject to substantial government regulation. Pricing and market share pressures vary by product line and geographic market. In general, inflationary trends result in increases in our labor and material costs. In addition, there are foreign currency fluctuations and other risks associated with operating on a global basis, such as price and currency-exchange controls, import restrictions, and changing economic, social and political conditions in foreign countries. We expect these trends and risks to continue. We will continue to manage these issues by capitalizing on our market-leading positions, developing innovative products, investing in human resources, consolidating manufacturing facilities, leveraging our cost structure, and possibly entering into alliances and other arrangements. We will also seek opportunities where appropriate to limit any potential unfavorable impacts of operating in countries with weakened economic conditions.

We derive all of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S. to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through third party distributors.

We manufacture our products in California, Costa Rica and Ireland. The cost of goods sold represents the cost of raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of raw materials, labor and overhead and manufacturing efficiencies / inefficiencies.  In 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, including commissions, and marketing program costs. General and administrative expenses consist of the costs of our corporate  functions such as finance, human resources, information services, legal and insurance costs.

Our research and development expenses are comprised primarily of expenses supporting the clinical development programs for our products in the U.S. and of compensation expense associated with personnel performing research and development activities. We also conduct research on materials technology, product design and product improvement.

Liquidity And Capital Resources

We had cash and cash equivalents of $61.5 million at March 31, 2003, an increase of $22.2 million from $39.3 million at December 31, 2002. The increase for the quarter ending March 31, 2003 was the result of cash provided by operations of $18.7 million and cash from the issuance of common stock of $6.6 million offset primarily by the purchase of plant and equipment of $1.3 million, and the purchase of intangibles of $2.0 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

Cash provided by operations of $18.7 million for the quarter ended March 31, 2003 reflects net income of $12.0 million and an increase in accruals and other long-term liabilities of $2.2 million,  reduced by non-cash charges including $3.7 million of depreciation and amortization, and other non-cash items, as well as the effect of an increase in trade accounts receivable of $4.4 million and other changes in assets and liabilities. Cash provided by operations for the quarter ended March 31, 2002 of $3.9 million reflected net income of $8.4 million that was reduced by non-cash charges of $5.7 million, including $3.2 million of depreciation and amortization, and offset by changes in assets and liabilities of $10.2 million.

Cash used in investing activities of $3.3 million for the quarter ended March 31, 2003 consisted primarily of the purchase of intangibles and capital expenditures for our global ERP system compared with cash used in investing activities of $1.2 million for the quarter ended March 31, 2002, which consisted primarily of capital expenditures for manufacturing equipment and facilities improvements. We anticipate spending approximately $10.0 million to $12.0 million in 2003 on capital projects.

Cash provided by financing activities for the quarter ended March 31, 2003 of $6.4 million reflected proceeds of $6.6 million  from the issuance of common stock upon the exercise of outstanding employee stock options, partially offset by principal payments of $0.2 million on our long-term debt. Cash used in financing activities for the quarter ended March 31, 2002 of $3.6 million reflected the repayment of notes payable and long-term debt of $6.0 million  offset by $2.4 million in proceeds from the issuance of common stock.

As of March 31, 2003, we had long-term debt of $78.6 million. Principal payments of $4.9, $58.9 and $19.7 million are due in 2003, 2004 and 2005, respectively. In addition, we have a $25.0 million revolving line of credit. We have used $6.7 million of the revolver capacity as security for certain letters of credit. The remaining $18.3 million of revolver capacity is unused as of March 31, 2003. Borrowings under the term loan and the revolving line of credit bear interest at a rate equal to either the one, two, three or six-month London Interbank Offered Rate (“LIBOR”) plus 4.0%, dropping to LIBOR plus 3.5% after March 31, 2003. The variable interest rate as of March 31, 2002 applicable to our term notes was approximately 5.4%.

At March 31, 2003 we had an interest rate swap that fixes the interest rate on $39.8 million of our long-term debt at 9.815%. The estimated cost to retire the swap at March 31, 2003 was approximately $3.9 million.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS  ENDED MARCH 31, 2002.

Sales

Net sales (net of returns, discounts, and allowances), or sales, for the three months ending March 31, 2003 were $75.5 million, an increase of $12.3 million, or 19.5%, from the same period in 2002. Sales for the same period in  2002 were $63.2 million. Foreign exchange effects positively impacted sales by approximately 5% in the period ending March 31, 2003. We expect sales to grow at a low double-digit rate in 2003.

Inamed Aesthetics—Breast.  For the three months ended March 31, 2003, sales of breast aesthetics were $42.4 million, an increase of $5.2 million, or 14%, from 2002. Sales for the same period in 2002 were $37.2 million. The growth for the three months ended March 31, 2003 of breast aesthetic sales was driven by the increase in the number of breast augmentations and reconstructions performed worldwide due to the growing demographics in the U.S. and internationally, and by the introduction of new products in the second half of 2002. The continued acceptance in the U.S. market of the Style 68 smooth round saline matrix implants and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the Adjunct Clinical Study for breast reconstruction, coupled with our expanded offering of the cohesive Silicone Gel Matrix product line and the new ‘‘Soft Touch’’ cohesive silicone Gel Matrix in our international markets, helped strengthen our position and growth in the breast aesthetics market. In 2003, sales of breast aesthetics products are expected to grow at a low double-digit rate.

Inamed Aesthetics—Facial. For the three months ended March 31, 2003, sales of facial aesthetics were $17.8 million, an increase of $1.3 million, or 7.7%, over the same period in the first quarter of 2003. Sales for the three months ended March 31, 2002 were $16.5 million.  Facial aesthetics sales experienced positive growth in the U.S. We attribute the U.S. growth to the increasing acceptance of non-invasive cosmetic procedures, driven primarily by the approval and market growth of Allergan’s Botox® in the U.S. market, favorable demographics, and focused execution by our sales representatives.  In March 2003, we received approval from the FDA of, and commenced marketing in the U.S., our human collagen dermal fillers, CosmoDerm™ and CosmoPlast™. Our international facial sales were up for the first quarter of 2003.  Sales growth in Europe and Asia Pacific was positive.  However, in 2003, sales of facial aesthetics products are expected to be approximately the same as in 2002 due to (i) international market competition creating growth and pricing pressures and (ii) the potential entry of a competitive product (Restylane ® ) into the U.S. in mid-2003.  This product is hyalauronic acid-based and has achieved positive market acceptance in Europe and other areas of the world and does not require a pre-procedure skin test in these markets.  The timing of the approval and the conditions of the label for the marketing of this product in the U.S. are subject to FDA review.

Inamed Health—Obesity Intervention. For the three months ending March 31, 2003, sales of obesity intervention were $14.0 million, an increase of $6.2 million, or 79%, from the first quarter of 2002. The increase in sales was primarily due to the increased acceptance of the LAP-BAND®  procedure in the U.S. following FDA approval in June 2001, as well as continued growth in international sales.  Other factors include an increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally. In 2003, sales of obesity intervention products are expected to grow by 30% to 40% over sales in 2002. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure, and educating consumers about the benefits of the LAP-BAND® System.

Other Products. Other products sales consist of sales of collagen to other manufacturers, and has remained consistent period over period.

Cost of Goods Sold

Cost of goods sold as a percentage of sales was 28% and 29% for the three months ended March 31, 2003 and 2002, respectively.  The gross profit margin was 72% for the first quarter of 2003, up slightly from 71% for the first quarter of 2002. This increase reflected the efficiencies in our manufacturing operations, a change in sales mix and continued implementation of our pricing strategy. Included in cost of goods sold for the three months ended March 31, 2003 was $0.9 million of accelerated depreciation expense relating to the manufacturing consolidation. In 2003, we expect cost of goods sold to be 27% to 30% and the gross profit margin to be 70% to 73% of sales, including the impact of accelerated depreciation from the manufacturing consolidation, which we estimate to be approximately $4.5 million.

Selling, General, and Administrative (SG&A)

SG&A expenses were $31.2 million for the three months ended March 31, 2003, an increase of $5.1 million, or 20%, from the same period in 2002. As a percentage of sales, SG&A expenses decreased slightly to 41%.  General and administrative expenses remained flat, and decreased as a percentage of sales.  Selling and marketing expenses increased both on an absolute basis and as a percentage of sales.  Most of this increase was to support the marketing of the LAP BAND® System and continued expansion of the sales efforts for breast aesthetics and facial aesthetics products.

In 2003, we expect SG&A expenses to be in the range of 41% to 43% of sales, reflecting increased investment in the U.S. marketing of the LAP-BAND® System and expansion of promotional activities in support of the breast aesthetics and facial aesthetic products, including CosmoDerm™ and CosmoPlast™.

Research and Development (R&D)

R&D expenses were $5.6 million for the three months ended March 31, 2003, an increase of $2.5 million, or 81%, from the first quarter of  2002. The majority of the expenses related to the clinical development programs for our Hylaform dermal filler, the botulinum toxin type A product, and the silicone gel breast implant U.S. clinical trials. In 2003, we expect research and development expenses to be within the range of $17.0 to $20.0 million, as we continue to develop our product pipeline through our clinical development programs.

Special Charges

During the quarter ended March 31, 2002, we recorded a $1.1 million charge relating to our legal settlement with a former officer of Inamed.  There were no special charges during the quarter ended March 31, 2003.

Restructuring Charges

In the fourth quarter of 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. We will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003. The majority of the costs relate to severance which will be paid from the beginning of 2003 through early 2004. Through March 31, 2003, 25 employees have received their severance.  As part of the manufacturing consolidation we have accelerated the depreciation on certain assets with shortened useful lives. For the three months ending  March 31, 2003 we incurred $0.9 million of accelerated depreciation charges included in cost of goods sold on the income statement. We expect additional accelerated depreciation charges related to this manufacturing consolidation of approximately $4.5 million in cost of goods sold through December 2003.

Amortization

For the quarter ended March 31, 2003, amortization of intangible assets and non-cash compensation was $1.0 million compared to $1.4 million for the first quarter of 2002, a decrease of $0.4 million. The decrease was due to certain intangibles becoming fully amortized during 2002.

Interest Expense

Net interest and other financing expense totaled $1.7 million and $2.7 million, for the three months ending March 31, 2003 and 2002, respectively.  The decrease of $1 million, or 37%, is due to lower interest rates and debt levels.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rates of the dollar to the EU Euro and the Japanese Yen.  For the quarter ended March 31, 2003, our net sales included approximately $3.6 million of favorable foreign exchange effects, principally due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.1 million and  $1.3 million for the quarters ending March 31, 2003 and 2002, respectively.

Income Tax Expense

Our effective tax rate for the first quarter of 2003 was 24%, down from 30% for the first quarter of 2002. The lower tax rate in the first quarter of 2003 relative to 2002 was due to a lower effective state tax rate and the movement of certain manufacturing activities to Costa Rica as part of our restructuring plan.  In 2003, we expect our effective tax rate to be in a range of 24% to 26%.

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

Revenue Recognition

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. We recognize revenue upon delivery of product to third party distributors and customers. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices. Appropriate reserves are established for anticipated returns and allowances based on our product return history. We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. We believe our estimates of inventory values is a “critical accounting estimate” because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. We believe our estimates for our allowance for doubtful accounts is a “critical accounting estimate” because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superceded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. With the exception of the manufacturing consolidation that occurred in 2002, we do not believe that any such changes have taken place.

We also adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives.

We believe the estimate of our valuation of Long-lived Assets and Goodwill is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We believe the estimate of our income tax assets, liabilities and expense are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Litigation

We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is realized. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

We have an accrual for the “Confidence Plus” warranty program for our breast implant sales in the United States. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. We believe that our estimate for product warranties is a “critical accounting estimate” because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We adopted this statement in 2003. The adoption of this standard did not have a material impact on our financial position or our results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  The adoption of this standard did not have a material impact on our financial position or our results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  We adopted this statement in 2003. The adoption of this standard did not have a material impact on our financial position or our results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the quarter ended March 31, 2003.  We have complied with the disclosure provisions of this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has complied with the disclosure requirements of SFAS No. 148 and has yet to determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In November 2002, the Emerging Issues Task Force or EITF  issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We have reviewed EITF Issue No. 00-21 and have determined it will not have a material impact on our operating results and financial position.

Risks and Uncertainties

Certain statements contained in this Quarterly Report on Form 10-Q, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

At present, we have a relatively small amount of third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amount, and one or more product liability claims or recall orders could exceed our limited third-party liability coverage.  In addition, the current third-party coverage excludes breast-implant claims.  If our insurance does not provide sufficient coverage, product liability claims or recall orders could result in material losses in excess of our accruals.

Also at present, we are actively engaged in efforts to seek additional product-liability coverage.  However, to date, the Company and its brokers have not identified any carriers that are willing to sell us risk-shifting liability insurance on terms and conditions which are acceptable to the Company.  While we continue to explore the feasibility of purchasing risk-shifting product liability insurance coverage from a third- party carrier, we cannot assure you that we will be successful in these efforts.  Accordingly, the Company may determine to self-insure for all or part of its third-party products liability exposure.

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

While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002, and approximately $8.0 million at March 31, 2003.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $7.9 million remaining under this commitment at December 31, 2002 and the same amount as of March 31, 2003.

In addition, at March 31, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $13 million, net. Thus,  as of March 31, 2003, we had approximately $28.9 million in accruals and insurance to cover our future Trilucent-related liabilities.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations.  Further, the insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus,  our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including its Trilucent-related  bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who had at least one Trilucent implant as of June 6, 2000. To date, we believe that close to 90% of the United Kingdom residents and approximately 60% of the women in the rest of the world, who had these implants have had them removed.  The product was not sold commercially in the United States.  To date, an insurance company has honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005.  However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage and reserves.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of  their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of approximately 150 women who were explanted prior to June 6, 2000.  See Part II, Item 1 Legal Proceedings.   In Spain, although approximately 292 women have accepted our protocol, another 50 have commenced legal proceedings.  Approximately 700 Spanish women were explanted and hence more than 300 have yet to make any claim for bodily injury or financial loss (although we have already paid for their explants).  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where approximately 2,000 women are believed to have received the implant, approximately 700 have been explanted, but fewer than 100 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of our anticipated efforts to complete our explantation program in 2003, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2003 and/or in the following years.

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities.  Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA’s request by the Trilucent Scientific Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed.  As a result of that research, the Panel could recommend that the remaining unexplanted Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 2,600 women.  We could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast.  As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent in the future.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products and facial dermal  fillers, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation, new government regulation, or bovine spongiform encephalopathy (BSE) and/or Creutzfeldt-Jacob, or “mad cow” disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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

We expect a competitive product (Q-Med’s Restylane®) to enter the U.S. facial aesthetics market in 2003.  This product has experienced positive acceptance in Europe and other markets, in part because it does not require a pre-procedure skin test.  The timing of the approval and the conditions of the label for the marketing of this product in the U.S. are subject to FDA review.  Once approved, sales of such product may adversely affect our dominant U.S. market position in facial aesthetics

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below securities analysts’ expectations in some future quarters, which could cause the market price of our stock to decline.

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WILL SUFFER.

Breast augmentation and reconstruction, facial dermal fillers, and obesity intervention are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic and elective surgeries. This shift could have an adverse effect on our sales and profitability.

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

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations, significant changes in a collaborative partner’s business strategy, or its access to financial resources may adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGERIAL, TECHNICAL, SELLING AND MARKETING PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

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

Our current Chief Executive Officer, Nicholas Teti, was appointed to that position in August 2001.  Following his appointment, Mr. Teti recruited an entirely new management team and implemented a number of significant operational and strategic changes at Inamed.  We believe that our success depends to a significant extent on the ability of our key personnel, including the new management team, to operate effectively, both individually and as a group.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in two such matters.  See Part II, Item 1.  Legal Proceedings, Patents and License Litigation, Kuzmak Matter and Manders Matter.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers and/or suppliers for silicone molded components, Hylaform® gel, raw materials for collagen derived from human sources, and silicone facial implants.

If there is any disruption in the supply of any of these materials, our sales and profitability for the affected products would be adversely affected.

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

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that impose limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician’s ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS HISTORICALLY  BEEN LOWER THAN THAT OF MANY NASDAQ LISTED STOCKS .

The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

•  quarter-to-quarter variations in our operating results;

•  the results of testing, technological innovations, or new commercial products by us or our competitors;

•  governmental regulations, rules, hearings and orders;

•  general conditions in the healthcare, medical device, or plastic surgery industries;

•  changes in earnings estimates by securities analysts;

•  developments and litigation concerning patents or other intellectual property rights;

•  litigation or public concern about the safety of our products; and

•  resignation of senior officers.

Historically, the daily trading volume of our common stock has been relatively low to that of many other NASDAQ listed stocks. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, especially in and since 2000 the stock market in general and the NASDAQ National Market in particular have experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources.

RISK RELATING TO ARTHUR ANDERSEN LLP’S LACK OF CONSENT

Arthur Andersen LLP were the independent accountants for Inamed Corporation until July 19, 2002.  Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of Inamed Corporation appearing in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K into registration statements filed by Inamed Corporation with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we can not comply with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 5, 2003, there were 22,334,803 shares of our common stock outstanding, with another 1.8 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options has been registered for resale with the SEC.

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

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.  For example, lawsuits by employees, stockholders, customers, competitors, government agencies and other third parties could be very costly and substantially disrupt our business.  Disputes from time to time with such companies, agencies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Inamed’s operations are exposed to fluctuations in interest rates and foreign currencies.  These fluctuations can vary its cost of financing and operations.

Interest Rate Exposure- Based on our overall interest rate exposure at March 31, 2003, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2003, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.  Inamed had in place interest rate swap agreements effectively converting approximately $39.7 million of floating rate to fixed rate debt to hedge interest rate exposures at March 31, 2003.  The fixed rate applicable to Inamed’s interest rate hedge is 9.815%.

Foreign Currency Exposure- Inamed’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the movement of the U.S. dollar relative to the Euro and Yen.  Inamed’s  transactional currency exposures arise when Inamed or one of its subsidiaries enter into transactions denominated in currencies other than their local currency.  Inamed also faces currency exposure arising from the translation of the financial results of Inamed’s global operations into U.S. dollars at exchange rates that have fluctuated during the reporting period.

From time to time, we have entered into agreements to hedge certain foreign currency exposures on commitments, denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates.  There were no foreign exchange forward contracts, transactions, or open contracts at March 31, 2003 or 2002.    Based on Inamed’s overall exposure for foreign currency at March 31, 2003, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the date of the evaluation.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

In March 1999, the United Kingdom Medical Devices Agency, or MDA, announced the voluntary suspension of marketing and withdrawal of the Trilucent implant in the U.K.  The MDA stated that its actions were taken as a precautionary measure and did not identify any immediate hazard associated with the use of the product.  The MDA further stated that it sought the withdrawal because it had received “reports of local complications in a small number of women” who had received those implants, involving localized swelling.  The same notice stated that there “has been no evidence of permanent injury or harm to general health” as a result of these implants.  In March 1999, Collagen agreed with the U.K. National Health Service that, for a period of time, it would perform certain product surveillance with respect to U.K. patients implanted with the Trilucent implant and pay for explants for any U.K. women with confirmed Trilucent implant ruptures.  Subsequently, LipoMatrix’s notified body in Europe suspended the product’s CE Mark pending further assessment of the long-term safety of the product.  Sierra Medical has since stopped sales of the product.  Subsequent to acquiring Collagen, Inamed elected to continue the voluntary program.

Inamed estimates that approximately 8,000-9,000 women received Trilucent implants until commercial sales ceased in March 1999, and approximately half of them reside in the U.K.  In the U.S., 165 women received Trilucent breast implants in two clinical studies; enrollment in both studies ended by June 1997.

On June 6, 2000, the MDA issued a hazard notice recommending that surgeons and their patients consider explanting the Trilucent implants even if the patient is asymptomatic.  The MDA also recommended that women avoid pregnancy and breast-feeding until the explantation.  The hazard notice stressed, however, “that all of the above advice is precautionary.  Although there have been reports of breast swelling and discomfort in some women with these implants, there has been no clinical evidence of any serious health problems, so far.”

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

In 2000-2001, the Company was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants.  All of these cases have now been dismissed or settled and the Company doers not face any Trilucent related claims or litigation in the United States at this time.  One claim was settled without litigation for a small sum in the first quarter of 2003 and was covered by the Company’s insurance settlement.

Also during and since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants.  In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants.  The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice.  The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care.  To date, close to 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol.  To date, no such woman has brought civil proceedings.

In addition, in Spain, the Company has offered a protocol similar in structure to the United Kingdom protocol.  To date, the Company has received approximately 292 claims under the Spanish protocol.  Another 50 women have commenced legal proceedings.  In the first quarter of 2003, the Company prevailed in the first of these claims to go to trial and no appeal was timely filed.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6 million in cash to the Company in January 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against the Company after November 7, 2005. There was approximately $8.0 million remaining on the policy commitment at March 31, 2003.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was $7.9 million remaining under this commitment at March 31, 2003.  As a result of these settlements, the Company released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

In addition, at March 31, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $13 million, net of insurance.

Based upon the information and analyses currently available to Inamed, Inamed believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage..

Resolution of 3M Contractual Indemnity Claim

In connection with the February, 1999 settlement of its breast implant class action litigation (see “Breast Implant Class Action Settlement,” below), 3M asserted against Inamed a contractual indemnity provision, which was part of the August 1984 transaction in which Inamed’s McGhan Medical subsidiary purchased 3M’s plastic surgery business.  To resolve these claims, on April 16, 1998, Inamed entered into a provisional agreement with 3M under which Inamed agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by Inamed’s McGhan Medical subsidiary.  The 3M agreement provides for release of 3M’s indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3.0 million to $3.9 million in total.  For 2000, Inamed’s total obligation under the 3M agreement, as amended, was $0.3 million , which Inamed paid.  In March 2002, 3M made a demand under the 3M agreement for $0.2 million  relating to 2001.  The Company has not received a further request for indemnification under this agreement and, on advice of 3M, any request for 2002 is not expected to exceed $0.01 million.

Brown Litigation

In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T. U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by Inamed seek to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company.  Shaped breast implants are contoured, in contrast to round breast implants.  Originally filed on February 23, 2000 in state court in Pottawatomie County, Oklahoma, the complaint alleges that shaped saline implants manufactured and promoted by Inamed’s subsidiary and Mentor unexpectedly spin or rotate, causing cosmetic anomalies, physical pain and emotional distress.  In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants.  Plaintiffs bring this case individually and on behalf of a putative nationwide class of recipients of such implants alleged to include over 100,000 women, of whom approximately 15,000 allegedly have experienced such spinning or rotation and 85,000 allegedly are at risk of doing so.  The complaint asserts claims for negligent and intentional misrepresentation of the benefits and risks associated with shaped implants, violation of the Oklahoma Consumer Protection Act and the Uniform Commercial Code (express and implied warranties), and common law negligence, strict liability (design defect and failure to warn adequately), strict advertising liability, gross negligence, recklessness, and willful, fraudulent and intentional tort.  The complaint seeks compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling “billions” of dollars, and also seeks an injunction against continued sale of the allegedly defective implants.  The only defendants in this action are McGhan and Mentor.

Following various procedural steps, this case was transferred to the United States District Court for the Western District of Oklahoma. That court in turn remanded the case to state court.  However, both the Company and Mentor have taken appeals from the district court’s remand order and thus far there have been no proceedings in Oklahoma state court.  Once the appeal is determined, and unless this action is settled, this action will proceed on the merits, either in federal or state court.  However, the Company believes it has strong arguments that the putative class alleged in the complaint should not be certified and this lawsuit should proceed as an individual, not a class, action.  In either case, Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.  Inamed believes that the resolution of this case will not have a material adverse effect on Inamed’s financial position or results of operations.

Sager Litigation

Inamed and its Inamed Medical Products Corporation subsidiary are defendants in Vickie Sager and Elizabeth Weichsel v. Inamed Corporation, et al., Case No. 01043771, Superior Court of the State of California for the County of Santa Barbara.  In this putative class action, plaintiffs allege that they and other women who received McGhan’s shaped, saline breast implants overpaid for them as a result of Inamed’s allegedly false and misleading promotions, advertising, and/or representations about this product.  Specifically, plaintiffs allege that, from approximately 1994 to the summer of 2000, Inamed falsely and wrongfully represented that the shaped breast implant was a superior product to round implants offered at a lower cost.  Plaintiffs allege Inamed’s advertisements and promotions represented falsely that the shaped implants have a more natural and superior appearance after implantation than round implants when, according to plaintiffs, this is not the case.  For reasons unrelated to the allegations made by the plaintiffs, Inamed changed its marketing, advertising, and promotional program for the shaped breast implants before this lawsuit was filed.

Plaintiffs allege that Inamed’s allegedly unlawful representations and promotions induced them and others to choose shaped implants at a cost of up to five hundred dollars more than the cost of round breast implants.  The complaint alleges that but for Inamed’s allegedly false and misleading advertising and promotional campaigns, plaintiffs and the putative class members would have paid approximately five hundred dollars less for their implants than they actually did.

The operative complaint alleges that Inamed and its subsidiary engaged in fraud, negligent misrepresentation, breach of express and implied warranties, breach of contract, unlawful, unfair, and fraudulent business practices in violation of California Business & Professions Code §17200, et seq., false and deceptive advertising in violation of California Business & Professions Code §17500 et seq., and analogous deceptive practices made unlawful by the California Consumers Legal Remedies Act, California Civil Code §1750 et seq.  Plaintiffs purport to represent a class of all women residing in the U.S. who received shaped implants from the date of that product’s introduction (alleged to be in 1994) to a yet-to-be-ascertained date in the summer of 2000.  Plaintiffs seek compensatory and punitive damages.  Plaintiffs also seek equitable and restitutionary relief that would generally require Inamed to disgorge and refund to the plaintiff class the alleged difference in price between the shaped implants and less expensive round breast implants.  In addition, plaintiffs seek equitable and injunctive relief barring Inamed and its subsidiaries from engaging in further unlawful, deceptive, or misleading advertising or promotion of McGhan’s shaped, saline breast implants.  Plaintiffs also seek an award of attorney fees.

Inamed and its subsidiary answered the complaint, denying all material factual allegations and asserting various affirmative defenses.  In August, 2002, the Superior Court decided plaintiffs’ motion to certify this action as a class action and denied that motion in its entirety.  Plaintiffs have taken an appeal from that decision and that appeal is now fully briefed.  In December, 2002, the Superior Court decided the Company’s motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs’ reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204.  The case is now in active discovery.  Trial of this action is currently scheduled to begin in October, 2003.  Unless the case can be settled on terms that are advantageous to the Company, Inamed intends to defend this action vigorously and, based on information currently available, we do not expect that the outcome of this case will have a material adverse effect upon our business, results of operations, or financial position.

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

On January 24, 2000, shortly before hearings were set to begin in the AAA action, lawyers for Dr. Kuzmak and Inamed came to agreement on various terms and conditions of a possible settlement of the California federal action, the AAA action, and a third action between BioEnterics Corporation and Dr. Kuzmak pending in the Superior Court of New Jersey, Chancery Division, Essex County.  The agreed-upon terms of the settlement were set forth in a letter agreement, the Letter Agreement, executed by the parties’ respective counsel on January 24, 2000.  The Letter Agreement provided, inter alia, that Inamed would pay Dr. Kuzmak an agreed upon amount in two installments and would pay royalties on each sale of a gastric band in the United States.  The parties agreed that the first installment of $0.4 million was to be paid “immediately upon execution of a settlement agreement, which the parties will use their best efforts to sign off on as soon as possible” and a second installment of $0.25 million was to be paid “within 90 days of execution of the settlement agreement.”  The Letter Agreement also provided that Inamed would pay a royalty of thirty-six U.S. Dollars on each band sold in the United States and an advance against royalties of $2.0 million within thirty days of FDA approval “following execution of the settlement agreement.”

On February 16, 2000, attorneys for the Company sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak.  Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement.  On April 5, 2000, Inamed and certain of its subsidiaries filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak’s breach of the Letter Agreement, as well as the relief sought in the California federal action.

On March 1, 2001, the court hearing the California federal action entered judgment dismissing that action, without prejudice, for lack of personal jurisdiction.  Inamed appealed this decision and on May 15, 2001, the United States Court of Appeals for the Federal Circuit rendered an opinion and judgment reversing the district court’s dismissal and remanding the case to the district court for further proceedings.  At a scheduling conference held October 2, 2001, the court in the California federal action ordered the parties to participate in a mediation proceeding, and bifurcated the court proceedings so that the question of the enforceability of the settlement agreement is resolved before other patent-related issues are addressed.

On November 27, 2001, Ethicon Endo-Surgery, Inc., or Ethicon, acquired all of Dr. Kuzmak’s rights, title and interest in his patents and patent applications in the field of gastric banding technology.  Ethicon then filed a motion to substitute itself as the real party in interest in place of Dr. Kuzmak in the California federal action.  In March 2002, the court granted Ethicon’s motion to be added as a real party in interest but did not dismiss Dr. Kuzmak.

On or about December 7, 2001, the parties stipulated to dismiss the New Jersey federal action without prejudice in favor of the California federal action and the New Jersey federal action was so dismissed.

On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement.  Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak.  We have taken an appeal from the federal district court’s May 28 rulings to the U.S. Court of Appeals for the Federal Circuit.  That appeal was fully briefed and, on April 9, 2003, argued.  The parties are awaiting a decision.

In the district court, substantially all factual discovery has been completed and expert reports have been exchanged.  On March 31, 2003, the district court granted the Company’s motion to stay all pre-trial proceedings for 90 days, in view of the pendency of the Company’s appeal in the Federal Circuit.  As a result, the Markman hearing in this matter is scheduled to occur in July, 2003, and a trial of Ethicon’s claims for damages and for a permanent injunction for patent infringement, and of our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims), will not be held prior to November 2003. The district court has indicated it will set a schedule for dispositive motions at the Markman hearing.

As set forth in its appeal, Inamed believes that the Letter Agreement is an enforceable settlement agreement, that Kuzmak breached it, and that Inamed did not breach it.  If the Federal Circuit reverses the district court’s May 28 rulings entirely, and directs the entry of summary judgment on our motion for specific enforcement of the Letter Agreement, we would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires.  We would also be obligated to pay Ethicon a running royalty of thirty-six U.S. Dollars per LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million.  In that event, the federal district court would not reach or decide Ethicon’s claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims).  If the Federal Circuit affirms the district court’s May 28, 2002 rulings entirely before the trial is held in the district court, it is expected that the parties will move to trial on the Patent Claims in the district court.  If the Federal Circuit vacates the May 28, 2002 rulings, and does not direct entry of summary judgment to either party, the Company expects to move under a prior bifurcation order to limit the scheduled trial to the Letter Agreement issues and claims, or to have those issues and claims decided before the Patent Claims are decided.  There can be no assurance that the Court would grant any such motion by the Company.

If the Federal Circuit affirms the May 28, 2002 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties to Ethicon from December, 1998, and (ii) enjoining us from making or selling the LAP-BAND® System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the LAP-BAND® System.

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

Although the Company believes it has meritorious arguments in favor of its positions and continues to vigorously assert its rights and defenses in the litigation with Ethicon, if the Federal Circuit affirms the May 28 rulings, or if we lose at a trial of both the Letter Agreement and the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether a permanent injunction issues, an adverse judgment which is not appealed successfully could have a material adverse impact on our financial condition, results of operations and/or our prospects.   Without prejudice to its position on the enforceability of the Letter Agreement, the Company has settled the AAA action with Ethicon, and paid the settlement amount in full, resulting in the final dismissal of that matter.  This settlement has no bearing on federal court litigation described above.

Manders Matter

The Company is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.   The Company does not believe it practices the device claimed by Manders or that it teaches the methods he claims.  Accordingly, in February 2003, the Company answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  The parties have made their initial discovery disclosures.  A case management conference in the case is scheduled to be held in May, 2003.

Other Matters

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of our products.  These claims have not had, and are not expected to have, a material adverse effect on Inamed’s financial condition or results of operations.

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
2.1

Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of Inamed’s Current Report on Form 8-K filed with the Commission on December 30, 1998.)

2.2

Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by reference to Exhibit (c)(1) to Schedule 14D-1 filed by Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)

3.1

Inamed’s Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.

3.2	Inamed’s By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed’s Current Report on Form 8-K filed with the Commission on October 15, 1998.)
4.2

Registration Rights Agreement by and between Inamed Corporation and Santa Barbara Bank and Trust, as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.9 of Inamed’s Current Report on Form 8-K filed with the Commission on November 19, 1998.)

4.3

Amended and Restated Rights Agreement, dated as of November 16, 1999, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed’s Current Report on Form 8-K filed with the Commission on November 19, 1999.)

4.4

Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 1999, by and among Inamed Corporation, Appaloosa Management LP and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of Inamed’s Current Report on Form 8-K filed with the Commission on December 30, 1999.)

4.5

Amendment No. 2 to Amended and Restated Rights Agreement, dated as of April 1, 2002, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

4.6

Letter Agreement by and between Inamed Corporation and Appaloosa Management LP regarding Rights Agreement. (Incorporated herein by reference to Exhibit 4.6 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

99.1	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Inamed Corporation certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

	By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 15 , 2003

	By:	/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 15 , 2003

CERTIFICATIONS

I, Nicholas Teti, Chief Executive Officer of Inamed Corporation (the “Registrant”), certify that:

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

I, Robert S.Vaters, Chief Financial Officer of Inamed Corporation (the “Registrant”), certify that:

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)