Form 10-Q
period 2003-06-30
INAMED CORP
filed 2003-08-14
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

On August 11, 2003, there were 23,038,036 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$85.0	$39.3
Trade accounts receivable, net of allowances of $14.3 and $11.0 in 2003 and 2002, respectively	54.9	45.4
Inventories, net	44.0	43.0
Prepaid expenses and other current assets	11.6	13.5
Deferred income taxes	15.9	14.7
Total current assets	211.4	155.9
Property and equipment, net	47.9	48.4
Goodwill	150.5	150.0
Other intangible assets, net	43.7	43.7
Deferred income taxes	23.5	23.5
Other assets	14.2	17.9
Total assets	$491.2	$439.4

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$28.3	$4.9
Accounts payable	17.7	22.1
Income taxes payable	11.4	11.7
Accrued liabilities and other	40.2	35.8
Total current liabilities	97.6	74.5
Long-term debt and capital leases, net of current portion	55.0	78.8
Other long-term liabilities	54.4	53.4
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; authorized, 50.0 shares; issued and outstanding, 22.7 and 21.9 shares; shares for 2003 and 2002, respectively	0.2	0.2
Additional paid-in capital	183.0	164.8
Retained earnings	100.8	76.1
Accumulated other comprehensive income (loss)	0.2	(8.4)
Total stockholders’ equity	284.2	232.7
Total liabilities and stockholders’ equity	$491.2	$439.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Net sales	$85.8	$71.7
Cost of goods sold	24.1	19.5
Gross profit	61.7	52.2

Operating expenses:
Selling, general, and administrative	35.8	36.2
Research and development	5.2	4.3
Amortization of intangible assets and non-cash compensation	1.0	1.3
Total operating expenses	42.0	41.8

Operating income	19.7	10.4

Other income (expense):
Net interest expense and debt costs	(5.1)	(2.1)
Foreign currency transaction gains, net	0.4	0.4
Royalty income and other	1.1	1.3

Total other expense, net	(3.6)	(0.4)

Income before income tax expense	16.1	10.0
Income tax expense	3.3	1.8
Net income	$12.8	$8.2

Net income per share of common stock:
Basic	$0.57	$0.40
Diluted	$0.56	$0.37

Weighted average shares outstanding:
Basic	22.5	20.7
Diluted	23.0	22.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Six months Ended June 30, 2003	Six months Ended June 30, 2002

Net sales	$161.3	$134.9
Cost of goods sold	45.5	38.1
Gross profit	115.8	96.8
Operating expenses:
Selling, general, and administrative	67.0	63.4
Research and development	10.8	7.4
Amortization of intangible assets and non-cash compensation	2.0	2.7
Total operating expenses	79.8	73.5

Operating income	36.0	23.3

Other income (expense):
Net interest expense and debt costs	(6.9)	(4.9)
Foreign currency transaction gains, net	0.6	0.9
Royalty income and other	2.1	2.6
Total other expense, net	(4.2)	(1.4)

Income before income tax expense	31.8	21.9
Income tax expense	7.1	5.4
Net income	$24.7	$16.5

Net income per share of common stock:
Basic	$1.11	$0.80
Diluted	$1.09	$0.76

Weighted average shares outstanding:
Basic	22.3	20.5
Diluted	22.7	21.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Issued)

	Shares	Amount
Balance, December 31, 2002	21.9	$0.2	$164.8	$76.1	$(8.4)	$232.7
Comprehensive income:
Net income				24.7		24.7
Translation adjustment					4.8	4.8
Unrealized gain on interest rate swap agreement					0.3	0.3
Realization of loss on interest rate swap agreement					3.5	3.5
Total comprehensive income						33.3
Employee stock purchase plan	0.1	—	1.1			1.1
Exercise of stock options	0.7	—	11.5			11.5
Tax benefit of stock option exercises	—	—	5.6	—	—	5.6
Balance, June 30, 2003	22.7	$0.2	$183.0	$100.8	$0.2	$284.2

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash flows from operating activities:
Net income	$24.7	$16.5
Non-cash elements included in net income:
Depreciation and amortization	7.5	5.7
Tax benefit from stock option exercises	5.6	3.6
Deferred income taxes	8.1	(0.4)
Non-cash compensation	—	0.6
Realization of loss on interest rate swap	3.5	—
Provision for doubtful accounts, notes, and returns	1.1	1.5
Amortization of deferred loan costs	0.4	0.5
Special charges	—	4.6
Changes in operating assets and liabilities:
Trade accounts receivable	(8.4)	(8.7)
Inventories	(0.2)	(1.1)
Prepaid expenses and other current assets	1.4	—
Other assets	3.8	(0.2)
Accounts payable	(4.8)	(3.8)
Income taxes payable	(10.1)	(1.0)
Accruals and other long-term liabilities	5.6	(4.0)
Net cash provided by operating activities	38.2	13.8
Cash flows from investing activities:
Purchase of property and equipment	(4.1)	(6.4)
Purchase of intangibles	(2.0)	—
Net cash used in investing activities	(6.1)	(6.4)
Cash flows from financing activities:
Principal repayment of long-term debt	(0.4)	(5.7)
Issuance of common stock	12.6	7.2
Net cash provided by financing activities	12.2	1.5
Effect of exchange rate changes on cash	1.4	3.0
Change in cash and cash equivalents:
Net change in cash and cash equivalents	45.7	11.9
Cash and cash equivalents at beginning of period	39.3	34.8
Cash and cash equivalents at end of period	$85.0	$46.7
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3.3	$5.5
Income taxes	$5.0	$1.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

NOTE 2 – DESCRIPTION OF BUSINESS

THE COMPANY

Inamed Corporation, a Delaware corporation, is a global medical device company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives.  We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers for use in facial rejuvenation), and obesity intervention (consisting of products for use in treating severe and morbid obesity).  Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland.  We sell our products through our staff of sales representatives in the U.S. and other countries, through our wholly owned subsidiaries and, in certain countries, through independent distributors.

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

Current Vulnerability Due to Certain Concentrations

Inamed has limited sources of supply for certain raw materials that are significant to its manufacturing processes.  A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years.  Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter.  Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized.  Asset retirements and dispositions are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superceded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  With the exception of the manufacturing consolidation that commenced in 2002, Inamed does not believe that any such changes have taken place.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

Product Warranties

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

	Accrued Warranty Six months ended June 30, 2003	Accrued Warranty Six months ended June 30, 2002

Balance at December 31	$9.5	$9.7
Accruals for warranties issued during the period	2.6	1.9
Settlements made during the period	(2.1)	(1.7)
Balance at June 30	$10.0	$9.9

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on product history.

Research and Development (R&D)

Inamed conducts its own R&D internally as well as contracts with other companies in the research and development of new products and processes.  R&D expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all R&D costs are expensed as incurred.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Inamed adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of  2002 and will adopt, upon the completion of the final FASB rules, the fair value based method of accounting for stock-based employee compensation.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected life of the Option (Years)	Volatility Factor

2003	2.74% - 2.91%	0.0	4	34.7% - 38.1%
2002	3.01% - 4.46%	0.0	4	33.6% - 75.0%

The option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.  Because Inamed’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income as reported	$12.8	$8.2	$24.7	$16.5
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	0.3	—	0.6
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(0.9)	(1.0)	(1.8)	(2.2)
Pro-forma net income14	$11.9	$7.5	$22.9	$14.9

Earnings Per Share

Basic as reported	$0.57	$0.40	$1.11	$0.80
Basic pro-forma	$0.53	$0.36	$1.03	$0.73

Diluted as reported	$0.56	$0.37	$1.09	$0.76
Diluted pro forma	$0.52	$0.34	$1.00	$0.67

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax.  Transaction gains and losses are recorded in the consolidated statements of income.

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

Interest Rate Swaps

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  If the hedging criteria in SFAS No. 133 are met, the resulting valuation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax when no ineffectiveness exists.  Amounts in accumulated other comprehensive income (loss) shall be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings or when a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur.  (See Note 8 for a further discussion on the swap.)

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Inamed has adopted this statement in 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  Inamed has adopted this statement in 2003. There have been no guarantees issued or modified during the six months ended June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the six months ended June 30, 2003. We have complied with the disclosure provisions of this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company does not anticipate the adoption of SFAS No. 149 will have a material effect on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity.  SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results from operations.

NOTE 4    – RESTRUCTURING COSTS

Inamed recorded $5.1 of restructuring costs in the fourth quarter of 2002.  This restructuring was undertaken to consolidate manufacturing facilities.  Management believes the manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  The Company will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003.  The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through early 2004. Through June 30, 2003, 45 employees have received severance.  Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives.  For the three and six months ended June 30, 2003, Inamed included $0.9 and $1.8 respectively of accelerated depreciation charges in cost of goods sold.

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

A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Total

2001 restructuring accrual: Balance at December 31, 2002	$1.3	$0.2	$1.5
Cash paid through June 30, 2003	(0.4)	(0.2)	(0.6)
Accrual Balance at June 30, 2003	0.9	—	0.9
2002 restructuring accrual: Balance at December 31, 2002	$4.7	$—	$4.7
Cash paid through June 30, 2003	(0.7)	—	(0.7)
Accrual Balance at June 30, 2003	$4.0	$—	$4.0
Total accrual balance at June 30, 2003	$4.9	$—	$4.9

NOTE 5    – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
Net Income - Basic and Diluted	$12.8		$8.2		$24.7		$16.5

Weighted average shares outstanding - Basic	22.5		20.7		22.3		20.5
Dilutive effect of stock options and warrants	0.5	(1)	1.3	(1)	0.4	(1)	1.3
Weighted average shares outstanding - Diluted	23.0		22.0		22.7		21.8

Per share amount
Basic	$0.57		$0.40		$1.11		$0.80
Diluted	$0.56		$0.37		$1.09		$0.76

(1)  The calculation excludes 0.0 and 0.6 options that were anti-dilutive for the three months ended June 30, 2003 and 2002, respectively and excludes 0.3 and 0.6 options that are anti-dilutive for the six months ended June 30, 2003 and 2002, respectively.

NOTE 6    – INVENTORIES

Inventories are summarized as follows:

	June 30, 2003	December 31, 2002

Raw materials	$9.7	$8.2
Work in process	10.4	14.6
Finished goods	23.9	20.2
	$44.0	$43.0

NOTE 7    – SALES BY PRODUCT LINE

Sales by product line for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Breast Aesthetics	$47.5	$41.5	$89.9	$78.6
Facial Aesthetics	22.2	19.6	40.0	36.1
Health	15.2	9.5	29.2	17.4
Other*	0.9	1.1	2.2	2.8
Total Sales	$85.8	$71.7	$161.3	$134.9

* Other products consist of collagen sales to other medical manufacturers.

NOTE 8    – INTEREST RATE SWAP

At June 30, 2003 Inamed had an interest rate swap agreement with a financial institution.  The purpose of this agreement was to establish a hedge against interest rate fluctuations associated with Inamed’s variable interest rate debt.  The swap agreement fixes the interest rates at 9.815% on a $39.6 notional value. The swap requires monthly interest payments to settle the differences in its fixed rates compared to one month London Interbank Offered Rate (“LIBOR”) plus 3.5%.  Inamed includes these payments in interest expense.  At June 30, 2003 and December 31, 2002, the fair value of the swap represented a liability of approximately $3.5 and $3.9, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.  In July 2003, the Company terminated the interest rate swap agreement.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133,” as of June 30, 2003 the Company had determined that it is probable that the original forecasted transactions will not occur, and therefore all unrealized losses of $3.5 previously included in accumulated other comprehensive income were reclassified to realize the losses in the current period in net interest expense and debt costs.

NOTE 9 – LONG-TERM DEBT

Long term debt is summarized as follows:

	June 30, 2003	December 31, 2002
Variable 1-month LIBOR plus 3.5% notes (“Term Notes”), final maturity in January 2005	$79.2	$79.8

6% MPDI Note Payable, maturing in December 2003	4.1	3.9
	83.3	83.7
Less: current maturities	(28.3)	(4.9)
Long-term debt	$55.0	$78.8

The current portion of long-term debt on the balance sheet represents the principal amount retired ahead of scheduled maturity in July 2003 plus the current maturity of the Company’s July 2003 refinanced debt in accordance with SFAS No. 6, “Classifications of Short-Term Obligations Expected to be Refinanced.”  See Note 14 for a further discussion on the Company’s refinancing subsequent to June 30, 2003.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2002 Inamed adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives.  Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill.  Inamed performed its annual impairment test of goodwill using a market value approach during the fourth quarter of 2002 and determined that there was no impairment of goodwill.  No events have occurred to trigger an impairment evaluation since the fourth quarter of 2002.

Goodwill was $150.5 as of June 30, 2003 and $150.0 as of December 31, 2002. The changes since December 31, 2002 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $39.6 and $39.7 as of June 30, 2003 and December 31, 2002, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization (trade names) were $4.1 and $4.0 at June 30, 2003 and December 31, 2002, respectively.   Total other intangible assets are as follows:

		June 30, 2003			December 31, 2002
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	12.0	$48.4	$(13.2)	$35.2	$46.6	$(11.8)	$34.8
Patents	15.5	5.7	(1.3)	4.4	5.9	(1.0)	4.9
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$56.5	$(16.9)	$39.6	$54.9	$(15.2)	$39.7
Other intangibles not subject to amortization		4.1	—	4.1	4.0	—	4.0
Total other intangibles		$60.6	$(16.9)	$43.7	$58.9	$(15.2)	$43.7

Aggregate amortization expense for intangible assets was $1.0 and $2.0 for the three and six months ended June 30, 2003, respectively.  There was no impairment loss recorded during the six months ended June 30, 2003.  For the years 2003 through 2007, amortization expense for intangible assets is expected to be between $3.8 and $4.1 annually.

NOTE 11  – STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

The following table represents share information for all the option plans for Inamed at June 30, 2003:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1984 Plan	10,000	7,500	$1.45	—
The 1993 Plan	150,000	110,000	$27.97	—
The 1998 Plan	450,000	30,337	$6.50	71,670
The 1999 Program	900,000	132,034	$21.65	293,445
The 2000 Option Plan	1,525,000	853,010	$27.77	567,668
The Stock Election Plan	50,000	—	—	50,000

Equity compensation plans approved by Stockholders	3,085,000	1,132,881	$26.33	982,783

Stand Alone Options, not approved by Stockholders	1,617,500	316,667	$23.33	—

Total	4,702,500	1,449,548	$25.68	982,783

Summary

Activity under these plans for the periods ended June 30, 2003, and 2002, was as follows (shares in millions):

	For the three months ended June 30, 2003		For the three months ended June 30, 2002		For the six months ended June 30, 2003		For the six months ended June 30, 2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.8	$24.24	3.5	$17.35	2.2	$22.77	3.5	$20.19
Granted	—	$—	0.2	$31.69	—	$—	0.5	$31.01
Cancelled	—	$36.65	(0.3)	$31.08	—	$32.10	(0.3)	$31.61
Exercised	(0.3)	$17.35	(0.4)	$9.23	(0.7)	$16.10	(0.7)	$10.58
Options outstanding at the end of the period	1.5	$25.77	3.0	$17.92	1.5	$25.77	3.0	$17.92
Options exercisable at the end of the period	0.6	$28.61	0.9	$20.00	0.6	$28.61	0.9	$20.00
Weighted average fair value of options granted during the period		$—		$11.75		$—		$11.75

The following table summarizes information about stock options outstanding at June 30, 2003 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$1.45 - $16.89	0.20	7.1	$14.09	0.1	$10.85
$17.00 - $20.00	0.20	7.77	$18.54	0.1	$19.76
$21.00	0.00	4.71	$21.00	—	$21.00
$22.04	0.20	9.14	$22.04	—	$—
$23.20 - $23.22	0.00	7.09	$23.21	—	$23.20
$24.75	0.10	3.74	$24.75	0.1	$24.75
$25.02	0.30	5.06	$25.02	0.1	$25.02
$25.92 - $27.26	0.20	8.93	$26.97	—	$25.97
$29.77 - $39.00	0.10	7.85	$32.41	—	$32.59
$40.94 - $45.38	0.20	6.32	$41.25	0.2	$41.25

$1.45 - $45.38	1.5	6.84	$25.77	0.6	$28.61

NOTE 12  –COMMITMENTS AND CONTINGENCIES

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

NOTE 13  – LITIGATION

Inamed has agreed in principle to settle its litigation with Sager et al. involving alleged misleading advertising that originated in the mid-1990s.  As a result, the Company recorded a charge of $2.1 which is included in selling, general, and administrative expense for the three and six months ended June 30, 2003.  This agreement in principle is subject to the negotiation and execution of a formal settlement agreement and final approval by the court.  See Part II, Item 1 Legal Proceedings.

NOTE 14  - SUBSEQUENT EVENTS

Debt Refinancing

On July 25, 2003, the Company retired its existing debt of $79.2 and obtained new debt having a principal balance of $65.0 for a term of five years and also entered into a new revolving credit facility of $35.0.  The borrowings under the new credit facilities will bear interest at LIBOR plus 2.25%.

As part of the refinancing transaction, the Company terminated the interest rate swap agreement.  The terminated swap agreement had a fixed rate of 9.82% on $39.8 of debt.  The decision to refinance made it probable that the original forecasted transaction will not occur and resulted in the realization of unrealized losses on the swap of $3.5 recorded in net interest expense and debt costs in the second quarter of 2003.

As part of the refinancing transaction, the Company will expense unamortized deferred loan fees in the amount of $1.2 in the third quarter of 2003.

On July 25, 2003, Inamed retired a note, prior to maturity, held by Medical Products Development, Inc. (MPDI) in the amount of $4.1.

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

Although forward-looking statements in this report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading ‘‘Risks and Uncertainties’’ below, as well as those discussed elsewhere in this report on Form 10-Q. Readers are referred to the report on Form 10-K for the year ended December 31, 2002 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q.  The information contained in this Form 10-Q is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions.  We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-Q  and we expressly disclaim any duty to update the information contained in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

By including any information in this Form 10-Q, we do not necessarily acknowledge that disclosure of such information is required by applicable law or that the information is material.

Company and Industry Overview

Inamed is a global medical device company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants for aesthetic augmentation and reconstructive surgery, a range of dermal products to correct facial wrinkles and the LAP-BAND® and BIB® Systems used to treat severe and morbid obesity. We generate approximately 35% of our revenues outside the U.S./Canada. Demand for our products remains steady notwithstanding economic conditions in our primary markets and the fact that most of our customers do not have access to reimbursement programs for purchases of our products. With 2002 sales of nearly $276.0 million, and approximately 1,000 employees in more than 10 countries, we are a global leader in developing innovative medical devices and implants that improve the quality of life for people around the world.

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

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw material components from third party manufacturers.  The cost of goods sold represents the cost of raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of raw materials, labor and overhead and manufacturing efficiencies or inefficiencies.  In 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support our global operations. Our sales and marketing expenses consist primarily of salaries, including commissions, and marketing program costs. General and administrative expenses consist of the costs of our corporate functions such as finance, human resources, information services, legal and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

Liquidity And Capital Resources

We had cash and cash equivalents of $85.0 million at June 30, 2003, an increase of $45.7 million from $39.3 million at December 31, 2002. The increase for the six months ending June 30, 2003 was primarily the result of cash provided by operations of $38.2 million and cash from the issuance of common stock of $12.6 million offset primarily by the purchase of plant and equipment of $4.1 million and the purchase of intangibles of $2.0 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

Cash provided by operations of $38.2 million for the six months ending June 30, 2003 reflects net income of $24.7 million and an increase in accruals and other long-term liabilities of $5.6 million, reduced by non-cash charges including $7.5 million of depreciation and amortization, and other non-cash items, as well as the effect of an increase in trade accounts receivable of $8.4 million and other changes in operating assets and liabilities. Cash provided by operations for the six months ended June 30, 2002 of $13.8 million reflected net income of $16.5 million that was reduced by non-cash charges including $5.7 million of depreciation and amortization, and offset by changes in operating assets and liabilities of $18.8 million, including an increase in trade accounts receivable of $8.7 million.

Cash used in investing activities of $6.1 million for the six months ended June 30, 2003 consisted primarily of the purchase of intangibles and capital expenditures for our global ERP system compared with cash used in investing activities of $6.4 million for the six months ended June 30, 2002, which consisted primarily of capital expenditures for manufacturing equipment and facilities improvements.

Cash provided by financing activities for the six months ended June 30, 2003 of $12.2 million reflected proceeds of $12.6 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, partially offset by principal payments of $0.4 million on our long-term debt. Cash provided by financing activities for the six months ended June 30, 2002 of $1.5 million reflected proceeds of $7.2 million from the issuance of common stock, offset by the repayment of notes payable and long-term debt of $5.7 million.

As of June 30, 2003, we had long-term debt of $79.2 million.  In addition, we had a $25.0 million revolving line of credit. We had utilized $6.7 million of the revolver capacity as security for certain letters of credit. The remaining $18.3 million of revolver capacity was unused as of June 30, 2003. Borrowings under the term loan and the revolving line of credit bear interest at a rate equal to either the one, two, three or six-month LIBOR plus 3.5%.  On July 25, 2003, we refinanced our term debt and obtained a new revolver.  The new term loan facility has a principal balance of $65.0 million and we replaced the existing revolving line of credit with a new revolver of $35.0 million.  The borrowing under the new credit facilities will bear an interest rate of LIBOR plus 2.25%.  Principal payments of $5.0, $10.0 $12.5, $15.0, $15.0, $7.5 million are due in 2003 through 2008, each year, respectively.  Concurrent with the closing of our debt refinancing, we retired $14.2 million of old term debt ahead of its scheduled maturity and retired a note held by MPDI in the amount of $4.1 million.  We also settled the swap liability by paying out approximately $3.5 million and paid refinancing fees of approximately $1.5 million, in total utilizing $23.3 million of our cash.

At June 30, 2003 we had an interest rate swap that fixes the interest rate on $39.6 million of our long-term debt at 9.815%. The  swap liability at June 30, 2003 was approximately $3.5 million.  As part of our refinancing on July 25, 2003, we terminated the swap and paid out the liability.

The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality. We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that our operating cash flow will be in an amount sufficient to repay the new term loan. However, we may raise additional capital from time to time.

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002.

Sales

Net sales (net of returns, discounts, and allowances), or sales, for the three months and six months ending June 30, 2003 were $85.8 million and $161.3 million, respectively, an increase of $14.1 million, or 19.7%, and  $26.4 million, or 19.6% from the same periods in 2002. Sales for the same periods in  2002 were $71.7 and $134.9 million. Foreign exchange effects positively impacted sales by approximately  5% for the three and six month periods ending June 30, 2003 compared to the prior year periods.

Inamed Aesthetics—Breast.  For the three and six months ended June 30, 2003, sales of breast aesthetics were $47.5 and $89.9 million, an increase of $6 million, or 14.5%, and $11.3 million, or 14.4%, from the same periods in 2002, respectively. Sales for the same periods in 2002 were $41.5 and $78.6 million. The growth for the three months and six months ended June 30, 2003 of breast aesthetic sales was driven by several key factors:

•                  The acceptance of all aesthetics procedures has grown, including breast augmentation and reconstruction.

•                  Favorable demographics have emerged in the U.S. and internationally.

•                  The introduction of new products and extensions of product lines better address the needs of the market.  Some of these products were  introduced in the second half of 2002. In the United States, the Company has seen a continued acceptance of the Style 68 smooth round saline matrix implants and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the adjunct clinical study for breast reconstruction.  Internationally, our expanded offering of the cohesive Silicone Gel Matrix product line and the new “Soft Touch” cohesive silicone Gel Matrix has helped strengthen our position and growth.

Inamed Aesthetics—Facial. For the three and six months ended June 30, 2003, sales of facial aesthetics were $22.2 and $40.0 million, an increase of $2.6  million, or 13.6%, and $3.9 million, or 10.8%, over the same periods in 2002, respectively.  Sales for the three and six months ended June 30, 2002 were $19.6 and $36.1 million.

Facial aesthetics sales experienced positive growth in the U.S.  The reasons for continued market and product growth spans several areas:

•                  As mentioned earlier, there has been an increasing acceptance of aesthetics procedures.  This increase has largely been driven by the continuing strong performance of Allergan’s botulinum toxin A, Botox®, and the continuing increase in the number of dermatologic techniques used.

•                  In the U.S. market,  favorable growth in the key market demographic has contributed to market and product expansion.

•                  In addition, targeting and focused execution by our sales representatives has played a key role in establishing our position around our new human collagen products, CosmoDerm™ and CosmoPlast™.  In March 2003, we received approval from the FDA of, and commenced marketing in the U.S., our human collagen dermal fillers, CosmoDerm and CosmoPlast.  These products are derived from natural human collagen and do not require a pre-procedure skin test.  These attributes are driving much of the increase in U.S. sales.  In the remainder of 2003, sales of facial aesthetics products may be negatively impacted by (i) international market competition creating growth and pricing pressures and (ii) the potential entry of a competitive product (Restylane ®) into the U.S. in mid to late 2003.  This product is hyalauronic acid-based and has achieved positive market acceptance in Europe and other areas of the world and does not require a pre-procedure skin test in these markets.  The timing of the approval and the conditions of the label for the marketing of this product in the U.S. are subject to FDA review.

Inamed Health—Obesity Intervention. For the three and six months ending June 30, 2003, sales of obesity intervention were $15.2 and $29.2 million, an increase of $5.7 million, or 58.9%, and $11.8 million, or 67.8%, from the same periods in 2002, respectively.  Sales for the same periods in 2002 were $9.5 and $17.4 million.  The increase in sales was primarily due to the increased acceptance of the LAP-BAND®  procedure in the U.S. following FDA approval in June 2001, as well as continued growth in international sales.  Other factors include an increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally.  The obesity epidemic has been well documented in the press and will be a serious and prevalent health care issue for the foreseeable future.

Other Products. Other products sales consist of sales of collagen to other manufacturers, and has remained consistent period over period.

Cost of Goods Sold

Cost of goods sold as a percentage of sales was 28% for the three and six months ending June 30, 2003, and 27% and 28% for the same periods in 2002.  The gross profit margin was 72% for the three and six months ending June 30, 2003 and 73% and 72% for the same periods in 2002.  Included in cost of goods sold for the three and six months ended  June 30, 2003 was $.9 and $1.8 million of accelerated depreciation charges relating to the manufacturing consolidation.

Selling, General, and Administrative (SG&A)

SG&A expenses were $35.8 and $67.0 million for the three and six months ended June 30, 2003, a decrease of $0.4 and an increase of $3.6  million, or (1%) and 6%, from the same respective periods in 2002. As a percentage of sales, SG&A expenses decreased to 42% for the three and six months ended June 30, 2003, compared to 50% and 47% for the same periods in 2002.

Selling and marketing expenses increased on an absolute basis and decreased as a percentage of sales for the quarter ended June 30, 2003.  Most of this increase in absolute dollars was to support the continuing strong market acceptance of the Lap Band® System, the launch of CosmoDerm and CosmoPlast with focus on consumer awareness, and the pre-commercialization expenses associated with the submission of our silicone breast implant file in the United States.  General and administrative expense remained flat and decreased as a percentage of sales.

Included in SG&A for the three months ended June 30, 2003 is a $2.1 million charge related to a legal dispute with Sager et al. involving alleged misleading advertising that originated in the mid-1990s.  This settlement agreement is subject to the negotiation and execution of a formal settlement agreement and final approval by the court.  (See Part II, Item 1 Legal Proceedings.)  Included in the six months ended June 30, 2002, are special charges of $5.7 million for a litigation settlement, sales tax liability, and investment impairment.

Research and Development (R&D)

R&D expenses were $5.2 and $10.8 million for the three and six months ended June 30, 2003, an increase of $0.9 and $3.4 million, or 20.9% and 45.9%, from the same periods in  2002. The majority of the expenses related to the clinical development programs for our Hylaform® dermal filler, the botulinum toxin type A product, and the silicone gel and cohesive silicone gel breast implant clinical trials and follow-ups in the U.S.

Restructuring Charges

In the fourth quarter of 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. We will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003. The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through early 2004. Through June 30, 2003, 45 employees have received their severance.  As part of the manufacturing consolidation we have accelerated the depreciation on certain assets with shortened useful lives. For the three and six months ending  June 30, 2003 we incurred $0.9 million and $1.8 million of accelerated depreciation charges included in cost of goods sold on the income statement.

Amortization

For the three and six months ended June 30, 2003, amortization of intangible assets and non-cash compensation was $1.0 and $2.0 million compared to $1.3 and $2.7 million for the same periods in 2002, a decrease of $0.3 and $0.7 million, respectively. The decrease was due to certain intangibles becoming fully amortized during 2002.

Interest Expense

Net interest expense and debt costs totaled $5.1 and $6.9 million and $2.1 and $4.9 million, for the three and six months ending June 30, 2003 and 2002, respectively.  The increase for the three and six months ending June 30, 2003 compared to the same periods in 2002, is due primarily to the realization of $3.5 million of unrealized losses on our interest rate swap due to the fact that it is probable that the original forecasted transactions will not occur, offset by lower interest rates and debt levels.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the EU Euro and the Japanese Yen.  For the three and six ended June 30, 2003, our net sales included approximately $3.8 and $7.4 million of favorable exchange effects, principally due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.1 and $2.1 million for the three and six months ending June 30, 2003 and  $1.3 and $2.6 million for the same periods in 2002.

Income Tax Expense

Our effective tax rate for the second quarter of 2003 was 20.5%, up from 18.0% for the second quarter of 2002.  Our effective tax rate for the six months ended June 30, 2003 was 22.4%, down from 24.7% for the same period in 2002.   The fluctuation of tax rates are due to shifts in the operating income between the U.S. and other countries, primarily Costa Rica and Ireland.

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

Revenue Recognition

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, ‘‘Revenue Recognition in Financial Statements’’ and Statement of Financial Accounting Standards (SFAS) No. 48 ‘‘Revenue Recognition When Right of Return Exists.’’ These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. We recognize revenue upon delivery of product to third party distributors and customers. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices. Appropriate reserves are established for anticipated returns and allowances based on our product return history. We believe our estimates for anticipated returns is a ‘‘critical accounting estimate’’ because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. We believe our estimates of inventory values is a ‘‘critical accounting estimate’’ because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. We believe our estimates for our allowance for doubtful accounts is a ‘‘critical accounting estimate’’ because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment and Disposal of Long Lived Assets,’’ which superceded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. With the exception of the manufacturing consolidation that occurred in 2002, we do not believe that any such changes have taken place.

We also adopted SFAS No. 142 ‘‘Goodwill and Other Intangible Assets,’’ on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives.

We believe the estimate of our valuation of Long-lived Assets and Goodwill is a ‘‘critical accounting estimate’’ because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We believe the estimate of our income tax assets, liabilities and expense are ‘‘critical accounting estimates’’ because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Litigation

We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is realized. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

We have an accrual for the ‘‘Confidence Plus’’ warranty program for our breast implant sales in the United States. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. We believe that our estimate for product warranties is a ‘‘critical accounting estimate’’ because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We adopted this statement in 2003. The adoption of this standard did not have a material impact on our financial position or our results of operations.

In April 2002, the FASB issued SFAS No. 145, ‘‘Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,’’ which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  The adoption of this standard did not have a material impact on our financial position or our results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS No. 146 nullifies EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We adopted this statement in 2003. The adoption of this standard did not have a material impact on our financial position or our results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, ‘‘Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,’’ which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the quarter ended March 31, 2003.  We have complied with the disclosure provisions of this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities.’’ Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements,’’ to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation— Transition and Disclosure—an Amendment of FASB Statement No. 123.’’  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has complied with the disclosure requirements of SFAS No. 148 and has yet to determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We do not anticipate the adoption of SFAS No. 149 will have a material effect on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity.  SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have an impact on our financial position or results from operations.

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

At present, we have no third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts.  Product liability claims or recall orders could result in material losses in excess of our accruals.

Also at present, we are actively engaged in efforts to seek product-liability coverage.  However, to date, the Company and its brokers have not identified any carriers that are willing to sell us risk-shifting liability insurance on terms and conditions which are acceptable to the Company.  While we continue to explore the feasibility of purchasing risk-shifting product liability insurance coverage from a third- party carrier, we cannot assure you that we will be successful in these efforts.

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent implant.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003 and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002, and approximately $6.6 million at June 30, 2003.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $7.9 million remaining under this commitment at December 31, 2002 and $7.5 million as of June 30, 2003.  In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

In addition, at June 30, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $14.2 million, net. Thus, as of June 30, 2003, we had approximately $28.3 million in accruals and insurance to cover our future Trilucent-related liabilities.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations.  Further, the insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who had at least one Trilucent implant as of June 6, 2000. To date, we believe that close to 90% of the United Kingdom residents and approximately 65% of the women in the rest of the world, who had these implants have had them removed.  The product was not sold commercially in the United States.  To date, an insurance company has honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005.  However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage and reserves.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of  their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of up to approximately 150 women who were explanted prior to June 6, 2000.  See Part II, Item 1 Legal Proceedings.  In Spain, although approximately 300 women have accepted our protocol, another 50 have commenced legal proceedings.  Approximately 700 Spanish women were explanted and hence more than 300 have yet to make any claim for bodily injury or financial loss (although we have already paid for their explants).  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 4,000 individual Trilucent implants are believed to have been sold, approximately 700 women have been explanted, but fewer than 100 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of our anticipated efforts to complete our explantation program in 2003, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2003 and/or in the following years.

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN RAW MATERIALS AND FINISHED GOODS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros, or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture the majority of our breast implant products in Ireland and in Costa Rica. Commencing in November 2002 and through the beginning of 2004, we are transitioning our Santa Barbara-based manufacturing to Ireland and Costa Rica as well. Therefore, an increasing percentage of our operating expenses will be denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

• competition.

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

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices and biologic agents. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 11, 2003, there were 23,038,036 shares of our common stock outstanding, with another 1.4 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options has been registered for resale with the SEC.

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

Interest Rate Exposure- Based on our overall interest rate exposure at June 30, 2003, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2003, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.  Inamed had in place interest rate swap agreements effectively converting approximately $39.7 million of floating rate to fixed rate debt to hedge interest rate exposures at June 30, 2003.  The fixed rate applicable to Inamed’s interest rate hedge is 9.815%.  In July 2003, we terminated the swap liability.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133,” as of June 30, we have determined that it is probable that the original forecasted transaction will not occur, and therefore all unrealized losses included in accumulated other comprehensive income were reclassified to realize the losses in the current period in net interest expense and debt costs.

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

There were no foreign exchange forward contracts, transactions, or open contracts at June 30, 2003 or 2002.  Based on Inamed’s overall exposure for foreign currency at June 30, 2003, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.  Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee.  We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.  To date, approximately 97% of the U.K. residents and approximately 90% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses.  Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50 million in coverage through February 15, 2005.

In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants.  All of these cases have now been dismissed or settled and we do not face any Trilucent related claims or litigation in the United States at this time.  One claim was settled without litigation for a small sum in the first quarter of 2003 and was covered by the Company’s insurance settlement.

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

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, we have received approximately 300 claims under the Spanish protocol.  Another 50 women have commenced legal proceedings.  In the first two quarters of 2003, we prevailed in each of the first three of these claims to go to judgment.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003 and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $6.6 million remaining on the policy commitment at June 30, 2003.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was approximately $7.5 million remaining under this commitment at June 30, 2003.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.  In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

In addition, at June 30, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $14.2 million, net of insurance.

Based upon the information and analyses currently available to us, we believe that our current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

Resolution of 3M Contractual Indemnity Claim

In connection with the February, 1999 settlement of its breast implant class action litigation (see “Breast Implant Class Action Settlement,” below), 3M asserted against Inamed a contractual indemnity provision, which was part of the August 1984 transaction in which our McGhan Medical subsidiary purchased 3M’s plastic surgery business.  To resolve these claims, on April 16, 1998, we entered into a provisional agreement with 3M under which we agreed to seek to obtain releases of claims asserted against 3M in lawsuits involving breast implants manufactured by our McGhan Medical subsidiary.  The 3M agreement provides for release of 3M’s indemnity claim upon achievement of an agreed minimum number of conditional releases for 3M.

Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, we assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3.0 million to $3.9 million in total.  For 2000, our total obligation under the 3M agreement, as amended, was $0.3 million , which we paid.  In March 2002, 3M made a demand under the 3M agreement for $0.2 million  relating to 2001.  We have not received a further request for indemnification under this agreement and, on advice of 3M, any request for 2002 is not expected to exceed $0.01 million.

Brown Litigation

In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T. U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by Inamed seek to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company.  Shaped breast implants are contoured, in contrast to round breast implants.  Originally filed on February 23, 2000 in state court in Pottawatomie County, Oklahoma, the complaint alleges that shaped saline implants manufactured and promoted by Inamed’s subsidiary and Mentor unexpectedly spin or rotate, causing cosmetic anomalies, physical pain and emotional distress.  In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants.  Plaintiffs bring this case individually and on behalf of a putative nationwide class of recipients of such implants alleged to include over 100,000 women, of whom approximately 15,000 allegedly have experienced such spinning or rotation and 85,000 allegedly are at risk of doing so.  The complaint asserts claims for negligent and intentional misrepresentation of the benefits and risks associated with shaped implants, violation of the Oklahoma Consumer Protection Act and the Uniform Commercial Code (express and implied warranties), and common law negligence, strict liability (design defect and failure to warn adequately), strict advertising liability, gross negligence, recklessness, and willful, fraudulent and intentional tort.  The complaint seeks compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling billions of dollars, and also seeks an injunction against continued sale of the allegedly defective implants.  The only defendants in this action are McGhan and Mentor.

Following various procedural steps, this case was transferred to the United States District Court for the Western District of Oklahoma. That court in turn remanded the case to state court.  However, both Inamed and Mentor have taken appeals from the district court’s remand order and thus far there have been no proceedings in Oklahoma state court.  Once the appeal is determined, and unless this action is settled, this action will proceed on the merits, either in federal or state court.  However, we believe we have strong arguments that the putative class alleged in the complaint should not be certified and this lawsuit should proceed as an individual, not a class, action.  In either case, we believe we have strong defenses to this lawsuit and intend to defend it vigorously.  We believe that the resolution of this case will not have a material adverse effect on our financial position or results of operations.

Sager Litigation

Inamed and our Inamed Medical Products Corporation subsidiary are defendants in Vickie Sager and Elizabeth Weichsel v. Inamed Corporation, et al., Case No. 01043771, Superior Court of the State of California for the County of Santa Barbara.  In this putative class action, plaintiffs allege that they and other women who received McGhan’s shaped, saline breast implants overpaid for them as a result of Inamed’s allegedly false and misleading promotions, advertising, and/or representations about this product.  Specifically, plaintiffs allege that, from approximately 1994 to the summer of 2000, Inamed falsely and wrongfully represented that the shaped breast implant was a superior product to round implants offered at a lower cost.  Plaintiffs allege our advertisements and promotions represented falsely that the shaped implants have a more natural and superior appearance after implantation than round implants when, according to plaintiffs, this is not the case.  For reasons unrelated to the allegations made by the plaintiffs, we changed our marketing, advertising, and promotional program for the shaped breast implants before this lawsuit was filed.

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

The operative complaint alleges that we engaged in fraud, negligent misrepresentation, breach of express and implied warranties, breach of contract, unlawful, unfair, and fraudulent business practices in violation of California Business & Professions Code §17200, et seq., false and deceptive advertising in violation of California Business & Professions Code §17500 et seq., and analogous deceptive practices made unlawful by the California Consumers Legal Remedies Act, California Civil Code §1750 et seq.  Plaintiffs purport to represent a class of all women residing in the U.S. who received shaped implants from the date of that product’s introduction (alleged to be in 1994) to a yet-to-be-ascertained date in the summer of 2000.  Plaintiffs seek compensatory and punitive damages.

Plaintiffs also seek equitable and restitutionary relief that would generally require Inamed to disgorge and refund to the plaintiff class the alleged difference in price between the shaped implants and less expensive round breast implants.  In addition, plaintiffs seek equitable and injunctive relief barring us from engaging in further unlawful, deceptive, or misleading advertising or promotion of McGhan’s shaped, saline breast implants.  Plaintiffs also seek an award of attorney fees.

We answered the complaint, denying all material factual allegations and asserting various affirmative defenses.  In August, 2002, the Superior Court decided plaintiffs’ motion to certify this action as a class action and denied that motion in its entirety.  Plaintiffs have taken an appeal from that decision and that appeal is now fully briefed.  In December, 2002, the Superior Court decided Inamed’s motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs’ reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204.  The parties unsuccessfully attempted to mediate a settlement of the case in May 2003.  Since then, however, the parties were able to reach an agreement in principle on a settlement of the action on a class wide basis.  This agreement in principle calls for Inamed to fund $2.1 million into a settlement fund, which has been accrued at June 30, 2003.  The Court has vacated all dates in the case, including a trial date, pending Court approval of the final settlement agreement, which is still being negotiated.

Breast Implant Class Action Settlement

Prior to a final settlement order issued by the U.S. District Court for the Northern District of Alabama, on February 1, 1999, Inamed was a defendant in many thousands of state and federal court lawsuits involving breast implants.  As part of that final order, all of those cases arising from breast implants (both silicone gel-filled and saline-filled) that were implanted before June 1, 1993 were consolidated into a mandatory class action settlement and dismissed.  The settlement order became final and non-appealable on March 3, 1999.  In May 1999, we made the final payment in connection with this settlement from a $31.1 equity issuance.

PATENTS AND LICENSE LITIGATION

Kuzmak Matter

In February 1999, Inamed and certain of our subsidiaries were named as respondents in an arbitration commenced by Dr. Lubomyr  I. Kuzmak in the American Arbitration Association, No. 13 184 00102 99, referred to below as the AAA action.  Dr. Kuzmak alleged that as of the date of filing of the AAA action, he was owed approximately $0.4 million in unpaid royalties under a license agreement covering four U.S. patents in the field of gastric banding naming Dr. Kuzmak as an inventor.  In the past, Inamed worked with Dr. Kuzmak in the development and improvement of gastric banding technology.

We denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including non-infringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office.  In addition, in February 1999, we filed a civil action in the United States District Court for the Central District of California against Dr. Kuzmak, No. CV  99-02160  MMM, referred to below as the California federal action, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of the patents to which Dr. Kuzmak claims ownership.  Dr. Kuzmak moved to dismiss the action for lack of personal jurisdiction.

On January 24, 2000, shortly before hearings were set to begin in the AAA action, lawyers for Dr. Kuzmak and Inamed came to agreement on various terms and conditions of a possible settlement of the California federal action, the AAA action, and a third action between BioEnterics Corporation and Dr. Kuzmak pending in the Superior Court of New Jersey, Chancery Division, Essex County.  The agreed-upon terms of the settlement were set forth in a letter agreement, the Letter Agreement, executed by the parties’ respective counsel on January 24, 2000.  The Letter Agreement provided, inter alia, that Inamed would pay Dr. Kuzmak an agreed upon amount in two installments and would pay royalties on each sale of a gastric band in the United States.  The parties agreed that the first installment of $0.4 million was to be paid “immediately upon execution of a settlement agreement, which the parties will use their best efforts to sign off on as soon as possible” and a second installment of $0.25 million was to be paid “within 90 days of execution of the settlement agreement.”   The Letter Agreement also provided that we would pay a royalty of thirty-six U.S. dollars on each band sold in the United States and an advance against royalties of $2.0 million within thirty days of FDA approval “following execution of the settlement agreement.”

On February 16, 2000, our attorneys sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak.  Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement.  On April 5, 2000, we filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak’s breach of the Letter Agreement, as well as the relief sought in the California federal action.

On March 1, 2001, the court hearing the California federal action entered judgment dismissing that action, without prejudice, for lack of personal jurisdiction.  We appealed this decision and on May 15, 2001, the United States Court of Appeals for the Federal Circuit rendered an opinion and judgment reversing the district court’s dismissal and remanding the case to the district court for further proceedings.  At a scheduling conference held October 2, 2001, the court in the California federal action ordered the parties to participate in a mediation proceeding, and bifurcated the court proceedings so that the question of the enforceability of the settlement agreement is resolved before other patent-related issues are addressed.

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

On February 15, 2002, we filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement.  Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak.  Inamed took an appeal from the federal district court’s May 28 rulings to the U.S. Court of Appeals for the Federal Circuit.  That appeal was fully briefed and, on April 9, 2003, argued.  On May 15, 2003 the Federal Circuit affirmed the district court’s grant of summary judgment on the basis that Inamed had not proven a breach of the Letter Agreement by Dr. Kuzmak.  In so doing, however, the Federal Circuit expressly overruled the district court’s conclusion that a binding contract to settle this litigation had never been formed.  On the basis of certain language in the Federal Circuit’s opinion that we believe renders the Letter Agreement currently enforceable, we moved the district court for a stay of all proceedings.  The district court held a conference call on June 10, 2003 and suggested the parties seek clarification from the Federal Circuit regarding the implications of its opinion on the current enforceability of the Letter Agreement.  We subsequently did so and the Federal Circuit denied the motion for clarification.  We renewed its stay request, which the district court denied on July 22, stating that its interpretation of the Federal Circuit’s opinion was that the Letter Agreement was terminated.  We are currently evaluating our options with respect to enforcement of the Letter Agreement.

Following its denial of the stay request, the district court held a “Markman” claim construction hearing to construe certain disputed claim terms of the asserted patents on July 28, 2003.  The district court issued a tentative ruling, and is expected to issue a final ruling shortly.  The district court has set a trial date of the Patent Claims for January 27, 2004, pretrial conference for December 22, 2003 and motion cutoff for November 24, 2003.

We continue to believe that the Letter Agreement is an enforceable settlement agreement, that Kuzmak or Ethicon breached it, and that we did not breach it.  If we are ultimately successful in enforcing the Letter Agreement, we would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires.  We would also be obligated to pay Ethicon a running royalty of thirty-six U.S. dollars per LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million.  In that event, the federal district court need not reach or decide Ethicon’s claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims).  However, we do not expect that we will be able to enforce the Letter Agreement before we are required to litigate the Patent Claims.

If we lose at a trial the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties to Ethicon from December, 1998, and (ii) enjoining us from making or selling the LAP-BAND® System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the LAP-BAND® System.  Upon a finding that we willfully infringed one or more of the patents at issue, the Court could also hold us liable to Ethicon for treble damages.  In terminating a license agreement with Dr. Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel.  This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

Among other relief, Ethicon seeks, and Inamed opposes, the entry of an injunction against Inamed enjoining it from infringement of its patents.  While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013.  Therefore, if Ethicon prevails on the patent claims and its request for an injunction is granted, Inamed could be enjoined unitl 2013.  In opposing the entry of such an injunction, we would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds.  While we believe that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an application would in fact be granted.

Dr. Kuzmak has no continuing financial interest in this matter, as he assigned all such rights to Ethicon in November 2001.

Although we believe we have meritorious arguments in favor of our positions and continue to vigorously assert our rights and defenses in the litigation with Ethicon, if we are ultimately unable to enforce the Letter Agreement and if we lose at a trial of the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether a permanent injunction issues, an adverse judgment which is not appealed successfully could have a material adverse impact on our financial condition, results of operations and/or our prospects.  Without prejudice to our position on the enforceability of the Letter Agreement, we have settled the AAA action with Ethicon, and paid the settlement amount in full, resulting in the final dismissal of that matter.  This settlement has no bearing on federal court litigation described above.

Manders Matter

Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying our material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. The parties have made initial discovery disclosures. On July 24, 2003, the Court issued a Scheduling Order for the case. The parties are proceeding in discovery and construing the claims at issue in the case.

Other Matters

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of our products.  These claims have not had, and are not expected to have, a material adverse effect on our financial condition or results of operations.

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

10.43	Employment Agreement by and between Inamed Corporation and Robert Vaters, dated January 21, 2003.
10.44

Credit Agreement, dated as of July 25, 2003, by and among the Company, certain of its subsidiaries and the Lenders set forth on the signature page to the Credit Agreement. (Incorporated herein by reference to Exhibit 99.1 of Inamed’s Form 8-K filed with the Commission on August 8, 2003.)

10.45

Security Agreement, dated as of July 25, 2003, by and among the Company, certain of its subsidiaries and the Lenders set forth on the signature page of the Security Agreement.  (Incorporated herein by reference to Exhibit 99.2 of Inamed’s Form 8-K filed with the Commission on August 8, 2003.)

10.46

Amendment to the Inamed Corporation 2000 Employee Stock Purchase Plan restated as of May 12, 2003. (Incorporated herein by reference to Annex A of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

10.47

Inamed Corporation 2003 Restricted Stock Plan as of May 12, 2003. (Incorporated herein by reference to Annex B of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

10.48

Inamed Corporation 2003 Outside Director Compensation Plan as of May 12, 2003. (Incorporated herein by reference to Annex C of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Current Reports on Form 8-K

Form 8-K filed April 30, 2003 - The Company issued a press release regarding the Company’s financial results for its first fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)
August 14 , 2003

By:	/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 14, 2003