Form 10-Q
period 2003-09-30
INAMED CORP
filed 2003-11-14
CIK 109831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 10, 2003, there were 23,361,097 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	September 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$92.9	$39.3
Trade accounts receivable, net of allowances of $16.9 and $11.0 in 2003 and 2002, respectively	61.7	45.4
Inventories, net	45.1	43.0
Prepaid expenses and other current assets	11.1	13.5
Deferred income taxes	5.5	14.7
Total current assets	216.3	155.9

Property and equipment, net	48.8	48.4
Goodwill	150.7	150.0
Other intangible assets, net	45.0	43.7
Deferred income taxes	41.1	23.5
Other assets	11.4	17.9
Total assets	$513.3	$439.4

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt and capital leases	$10.0	$4.9
Accounts payable	24.0	22.1
Income taxes payable	15.5	11.7
Accrued liabilities and other	40.1	35.8
Total current liabilities	89.6	74.5

Long-term debt and capital leases, net of current portion	52.5	78.8
Other long-term liabilities	49.3	53.4
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; authorized, 50.0 shares; issued and outstanding, 23.3 and 21.9 shares; shares for 2003 and 2002, respectively	0.2	0.2
Additional paid-in capital	206.8	164.8
Retained earnings	113.4	76.1
Accumulated other comprehensive income (loss)	1.5	(8.4)
Total stockholders’ equity	321.9	232.7
Total liabilities and stockholders’ equity	$513.3	$439.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Net sales	$80.1	$66.9
Cost of goods sold	22.8	18.9

Gross profit	57.3	48.0

Operating expenses:
Selling, general, and administrative	33.7	32.7
Research and development	5.4	2.4
Amortization of intangible assets and non-cash compensation	1.1	1.3

Total operating expenses	40.2	36.4

Operating income	17.1	11.6

Other income (expense):
Net interest expense and debt costs	(1.6)	(2.3)
Foreign currency transaction gains, net	—	(0.5)
Royalty income and other	1.0	1.2

Total other expense, net	(0.6)	(1.6)

Income before income tax expense	16.5	10.0
Income tax expense	4.0	2.4

Net income	$12.5	$7.6

Net income per share of common stock:
Basic	$0.54	$0.36
Diluted	$0.53	$0.35

Weighted average shares outstanding:
Basic	23.0	21.2
Diluted	23.5	21.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Nine months Ended September 30, 2003	Nine months Ended September 30, 2002

Net sales	$241.4	$201.8
Cost of goods sold	68.4	57.0

Gross profit	173.0	144.8

Operating expenses:
Selling, general, and administrative	100.7	96.1
Research and development	16.2	9.8
Amortization of intangible assets and non-cash compensation	3.0	4.0

Total operating expenses	119.9	109.9

Operating income	53.1	34.9

Other income (expense):
Net interest expense and debt costs	(8.5)	(7.1)
Foreign currency transaction gains, net	0.5	0.4
Royalty income and other	3.3	3.8

Total other expense, net	(4.7)	(2.9)

Income before income tax expense	48.4	32.0
Income tax expense	11.1	7.8

Net income	$37.3	$24.2

Net income per share of common stock:
Basic	$1.65	$1.16
Diluted	$1.62	$1.11

Weighted average shares outstanding:
Basic	22.6	20.8
Diluted	23.0	21.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

	Common Stock (Issued)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	21.9	$0.2	$164.8	$76.1	$(8.4)	$232.7
Comprehensive income:
Net income				37.3		37.3
Translation adjustment					6.0	6.0
Unrealized gain on interest rate swap agreement					0.3	0.3
Realization of loss on interest rate swap agreement					3.6	3.6
Total comprehensive income						47.2

Employee stock purchase plan	0.1	—	1.8			1.8

Exercise of stock options	1.3	—	28.1			28.1
Tax benefit of stock option exercises	—	—	12.1	—	—	12.1
Balance, September 30, 2003	23.3	$0.2	$206.8	$113.4	$1.5	$321.9

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net income	$37.3	$24.2
Non-cash elements included in net income:
Depreciation and amortization	11.5	8.9
Tax benefit from stock option exercises	12.1	3.8
Deferred income taxes	(8.4)	(1.1)
Non-cash compensation	—	0.9
Loss on disposition of property and equipment	0.2	0.2
Provision for doubtful accounts, notes, and returns	3.0	0.4
Amortization of deferred loan costs	0.5	0.8
Write-off of deferred loan fees	1.2	—
Special charges	—	5.7
Changes in operating assets and liabilities:
Trade accounts receivable	(16.3)	(6.5)
Inventories	(1.0)	(0.1)
Prepaid expenses and other current assets	1.9	(4.4)
Other assets	6.7	(0.2)
Accounts payable	1.5	(2.0)
Income taxes payable	3.2	—
Accruals and other long-term liabilities	3.8	(9.8)
Net cash provided by operating activities	57.2	20.8
Cash flows from investing activities:

Purchase of property and equipment	(8.1)	(7.5)
Other	—	(0.7)
Purchase of intangibles	(4.3)	—
Net cash used in investing activities	(12.4)	(8.2)
Cash flows from financing activities:

Proceeds of long-term debt	65.0	—
Principal repayment of long-term debt	(86.3)	(5.8)
Payment of deferred loan costs	(1.3)	—
Issuance of common stock	30.0	14.1
Net cash provided by financing activities	7.4	8.3
Effect of exchange rate changes on cash	1.4	2.2

Change in cash and cash equivalents:
Net change in cash and cash equivalents	53.6	23.1
Cash and cash equivalents at beginning of period	39.3	34.8
Cash and cash equivalents at end of period	$92.9	$57.9

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7.1	$8.6
Income taxes	$5.2	$4.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

NOTE 2 – DESCRIPTION OF BUSINESS

THE COMPANY

Inamed Corporation, a Delaware corporation, is a global health care company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives.  We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers for use in facial rejuvenation), and obesity intervention (consisting of products for use in treating severe and morbid obesity).  Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland.  We sell our products through our staff of sales representatives in the U.S. and other countries, through our wholly owned subsidiaries and, in certain countries, through independent distributors.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superseded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  With the exception of the manufacturing consolidation that commenced in 2002, Inamed does not believe that any such changes have taken place.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis in October, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

License and distribution rights — In the normal course of business, the Company enters into collaborative license and distribution agreements. These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant.  When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology to determine the appropriate accounting treatments.  Payments for these rights made in advance of regulatory approval will be evaluated for capitalization based upon the probabilities of certain factors including: the contract, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information.  Payments made to third parties subsequent to regulatory approval will be capitalized.  Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to seventeen years Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense.  License rights are assessed periodically for impairment.

Product Warranties

The Company has an accrual for the “Confidence Plus” warranty program for breast implant sales in the United States.  Management estimates the amount of potential future claims from this warranty program based on actuarial analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact Inamed’s reported expenses and results of operations.

	Accrued Warranty Nine months ended September 30, 2003	Accrued Warranty Nine months ended September 30, 2002

Balance at December 31	$9.5	$9.7
Accruals for warranties issued during the period	3.7	2.9
Settlements made during the period	(3.1)	(2.6)
Balance	$10.1	$10.0

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

Research and Development (R&D)

Inamed conducts its R&D internally as well as through contracts with other companies in the research and development of new products and processes.  R&D expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all R&D costs are expensed as incurred.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2003	2.74% - 2.91%	0.0	4	34.7% - 40.9%
2002	3.01% - 4.46%	0.0	4	33.6% - 75.0%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income as reported	$12.5	$7.6	$37.3	$24.2
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	0.3	—	0.9
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(0.9)	(1.2)	(2.8)	(3.4)
Pro forma net income	$11.6	$6.7	$34.5	$21.7

Earnings Per Share

Basic as reported	$0.54	$0.36	$1.65	$1.16
Basic pro-forma	$0.50	$0.32	$1.53	$1.04

Diluted as reported	$0.53	$0.35	$1.62	$1.11
Diluted pro-forma	$0.49	$0.31	$1.49	$0.99

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

Interest Rate Swaps

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  If the hedging criteria in SFAS No. 133 are met, the resulting valuation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax when no ineffectiveness exists.  Amounts in accumulated other comprehensive income (loss) shall be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings or when a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur.  (See Note 8 for a further discussion on the swap.)

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Inamed has adopted this statement in 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  Inamed has adopted this statement in 2003. There have been no guarantees issued or modified during the nine months ended September 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

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

In November 2002, the Emerging Issues Task Force  (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the nine months ended September 30, 2003. We have complied with the disclosure provisions of this interpretation.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  The Company does not anticipate the adoption of SFAS No. 149 will have a material effect on its financial position, results of operations, or cash flows.

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

NOTE 4 – RESTRUCTURING COSTS

Inamed recorded $5.1 of restructuring costs in the fourth quarter of 2002.  This restructuring was undertaken to consolidate manufacturing facilities.  Management believes the manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  The Company will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003.  The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through early 2004. Through September 30, 2003, 49 employees have received severance.  Inamed has accounted for the restructuring in accordance with EITF 94-3

“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives.  For the three and nine months ended September 30, 2003, Inamed included $.9 and $2.7 respectively of accelerated depreciation charges in cost of goods sold.

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

A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Total

2001 restructuring accrual:
Balance at December 31, 2002	$1.3	$0.2	$1.5
Cash paid through September 30, 2003	(0.5)	(0.2)	(0.7)
Accrual balance at September 30, 2003	0.8	—	0.8
2002 restructuring accrual:
Balance at December 31, 2002	$4.7	$—	$4.7
Cash paid through September 30, 2003	(1.0)	—	(1.0)
Accrual balance at September 30, 2003	$3.7	$—	$3.7
Total accrual balance at September 30, 2003	$4.5	$—	$4.5

NOTE 5 – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
Net Income - Basic and Diluted	$12.5		$7.6		$37.3		$24.2

Weighted average shares outstanding - Basic	23.0		21.2		22.6		20.8
Dilutive effect of stock options and warrants	0.5	(1)	0.6	(1)	0.4	(1)	1.0	(1)
Weighted average shares outstanding - Diluted	23.5		21.8		23.0		21.8

Per share amount
Basic	$0.54		$0.36		$1.65		$1.16
Diluted	$0.53		$0.35		$1.62		$1.11

(1)  The calculation excludes 0.1 and 1.6 options that were anti-dilutive for the three months ended September 30, 2003 and 2002, respectively and excludes 0.0 and 1.2 options that are anti-dilutive for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2003	December 31, 2002

Raw materials	$10.3	$8.2
Work in process	8.4	14.6
Finished goods	26.4	20.2
	$45.1	$43.0

NOTE 7 – SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Breast Aesthetics	$41.1	$36.7	$131.0	$115.3
Facial Aesthetics	21.6	17.8	61.6	53.9
Health	16.2	10.7	45.3	28.1
Other*	1.2	1.7	3.5	4.5
Total Sales	$80.1	$66.9	$241.4	$201.8

*  Other products consist of collagen sales to other medical manufacturers.

Sales by major country (according to the location of the customer) for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
US/Canada	$55.2	$44.8	$160.7	$131.3
All other countries*	24.9	22.1	80.7	70.5
Total Sales	$80.1	$66.9	$241.4	$201.8

*  No other country’s sales comprise more than 10% of net sales for any of the periods presented.

NOTE 8 – INTEREST RATE SWAP

At December 31, 2002 Inamed had an interest rate swap agreement with a financial institution.  The purpose of this agreement was to establish a hedge against interest rate fluctuations associated with Inamed’s variable interest rate debt.  The swap agreement fixed the interest rates at 9.815% on a $39.6 notional value. The swap required monthly interest payments to settle the differences in its fixed rates compared to one month London Interbank Offered Rate (“LIBOR”) plus 3.5%.  Inamed included these payments in interest expense.  At  December 31, 2002, the fair value of the swap represented a liability of approximately $3.9, which is included in other long-term liabilities in the accompanying consolidated balance sheets.  In July 2003, the Company terminated the interest rate swap agreement.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” as of June 30, 2003, the Company had determined that it was probable  that the original forecasted transactions would not occur, and therefore all unrealized losses of $3.5 previously included in accumulated other comprehensive income were reclassified to realize the losses in net interest expense and debt costs.  As of September 30, 2003, the Company no longer has an interest rate swap.

NOTE 9 – LONG-TERM DEBT

Long term debt is summarized as follows:

	September 30, 2003	December 31, 2002

Variable 1-month LIBOR plus 3.5% notes (“Term Notes”), final maturity in January 2005	$—	$79.8
Variable 1-month LIBOR plus 2.25% note, final maturity in July 2008	62.5	—
6% MPDI Note Payable, maturing in December 2003	—	3.9
	62.5	83.7
Less: current maturities	(10.0)	(4.9)
Long-term debt	$52.5	$78.8

On July 25, 2003, the Company retired its existing debt of $79.2 and obtained new debt having a principal balance of $65.0 for a term of five years and also entered into a new revolving credit facility of $35.0.  The borrowings under the new credit facilities bear interest at LIBOR plus 2.25%.

Related to the refinancing transaction, the Company terminated the interest rate swap agreement.  The terminated swap agreement had a fixed rate of 9.82% on $39.8 of debt.  The decision to refinance made it probable that the original forecasted transaction would not occur and resulted in the realization of unrealized losses on the swap of $3.5 recorded in net interest expense and debt costs in the second quarter of 2003.

As a result of the refinancing transaction, the Company expensed unamortized deferred loan fees in the amount of $1.2 in the current quarter.

On July 25, 2003, Inamed retired a note, prior to maturity, held by Medical Products Development, Inc. in the amount of $4.1.

NOTE 10   – GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2002 Inamed adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives.  Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill.  Inamed performed its annual impairment test of goodwill using a market value approach during the fourth quarter of 2002 and determined that there was no impairment of goodwill and intangible assets.  No events have occurred to trigger an impairment evaluation since the fourth quarter of 2002.

Goodwill was $150.7 as of September 30, 2003 and $150.0 as of December 31, 2002. The changes since December 31, 2002 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $40.9 and $39.7 as of September 30, 2003 and December 31, 2002, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization (trade names) were $4.1 and $4.0 at September 30, 2003 and December 31, 2002, respectively.   Total other intangible assets are as follows:

		September 30, 2003			December 31, 2002
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	12.0	$50.6	$(14.0)	$36.6	$46.6	$(11.8)	$34.8
Patents	15.5	5.7	(1.4)	4.3	5.9	(1.0)	4.9
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$58.7	$(17.8)	$40.9	$54.9	$(15.2)	$39.7
Other intangibles not subject to amortization		4.1	—	4.1	4.0	—	4.0
Total other intangibles		$62.8	$(17.8)	$45.0	$58.9	$(15.2)	$43.7

Aggregate amortization expense for intangible assets was $1.0 and $3.0 for the three and nine months ended September 30, 2003, respectively.  There was no impairment loss recorded during the nine months ended September 30, 2003.  For the years 2003 through 2007, amortization expense for intangible assets is expected to be approximately  $4.0 annually.

NOTE 11   – STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

The following table represents share information for all the option plans for Inamed at September 30, 2003:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	150,000	35,000	$29.57	—
The 1998 Plan	450,000	12,935	$6.50	71,670
The 1999 Program	900,000	61,500	$69.68	251,611
The 2000 Option Plan	1,525,000	1,165,621	$48.39	2,835
The 2003 Outside Director Plan	150,000	25,000	$60.51	125,000

Equity compensation plans approved by Stockholders	3,175,000	1,300,056	$48.71	451,116

Stand Alone Options, not approved by Stockholders	1,617,500	166,668	$21.81	—

Total	4,792,500	1,466,724	$45.65	451,116

Summary

Activity under these plans for the periods ended September 30, 2003, and 2002, was as follows (shares in millions):

	For the three months ended September 30, 2003		For the three months ended September 30, 2002		For the nine months ended September 30, 2003		For the nine months ended September 30, 2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.5	$25.77	3.0	$17.92	2.2	$22.77	3.5	$15.95
Granted	0.6	$72.83	0.2	$19.98	0.6	$71.03	0.7	$27.30
Cancelled	—	$29.92	—	$38.69	(0.1)	$31.51	(0.3)	$32.01
Exercised	(0.6)	$26.93	(1.0)	$6.79	(1.3)	$21.10	(1.7)	$5.37
Options outstanding at the end of the period	1.5	$45.65	2.2	$22.91	1.4	$45.65	2.2	$22.91
Options exercisable at the end of the period	0.2	$27.04	1.2	$20.39	0.2	$27.04	1.2	$20.39
Weighted average fair value of options granted during the period		$31.62		$12.46		$30.75		$12.70

The following table summarizes information about stock options outstanding at September 30, 2003 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$ 6.50 - $17.00	0.17	8.03	$16.13	—	$12.85
$ 19.20 - $22.04	0.17	8.52	$20.90	—	$19.20
$ 23.20 - $25.02	0.18	3.74	$24.77	0.10	$24.59
$ 25.92 - $27.26	0.15	8.79	$27.10	—	$25.92
$ 29.77 - $40.94	0.16	7.32	$35.46	0.10	$39.06
$ 57.00 - $73.02	0.07	9.04	$66.76	—	$—
$ 73.48	0.51	10.00	$73.48	—	$—
$ 73.75	0.04	9.91	$73.75	—	$—
$ 74.55	0.00	6.99	$74.55	—	$—
$ 76.62	0.01	9.98	$76.62	—	$—

$ 6.5 - $76.62	1.46	8.34	$45.65	0.20	$27.04

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

NOTE 13   – LITIGATION

Inamed has agreed in principle to settle its litigation with Sager et al. involving alleged misleading advertising that originated in the mid-1990s.  As a result, the Company recorded a charge of $2.1in the second quarter of 2003 which is included in selling, general, and administrative expense for the  nine months ended September 30, 2003.  This agreement in principle is subject to final approval by the court.  See Part II, Item 1 Legal Proceedings.

NOTE 14   SUBSEQUENT EVENTS

On October 15, 2003 the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration (FDA) recommended, with conditions, approval of the Company’s premarket approval (PMA) application to market gel-filled breast implants in the United States. The Panel voted that the FDA should approve, with conditions, Inamed’s gel-filled breast implants for all requested indications — breast augmentation, reconstruction and revision.  The panel vote is a recommendation, and the decision to approve marketing these gel-filled breast implants in the United States remains with the FDA.

On November 3, 2003 Inamed announced that its Board of Directors has declared a three for two split of its common stock in the form of a 50% stock dividend. Stockholders will receive one-half new share of common stock for each share of common stock held at the close of business on December 1, 2003. The additional stock, together with cash payments in lieu of fractional shares, will be distributed on December 15, 2003.   All share and per-share numbers contained herein do not reflect this stock split.

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

Liquidity And Capital Resources

We had cash and cash equivalents of $92.9 million at September 30, 2003, an increase of $53.6 million from $39.3 million at December 31, 2002. The increase for the nine months ending September 30, 2003 was primarily the result of cash provided by operations of $57.2 million and cash from the issuance of common stock of $30.0 million upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan offset primarily by the purchase of plant and equipment of $8.1 million, the purchase of intangible assets of $4.3 million, and the net paydown of debt by $21.3 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

Cash provided by operations of $57.2 million for the nine months ending September 30, 2003 reflects net income of $37.3 million, reduced by non-cash charges including $11.5 million of depreciation and amortization, and other non-cash items, as well as the effect of an increase in trade accounts receivable of $16.3 million, a tax benefit of $12.1 million from the exercise of employee stock options, and other changes in operating assets and liabilities. Cash provided by operations for the nine months ended September 30, 2002 of $20.8 million reflected net income of $24.2 million that was reduced by non-cash charges including $8.9 million of depreciation and amortization, and offset by changes in operating assets and liabilities of $23.0 million, including an increase in trade accounts receivable of $6.5 million.

Cash used in investing activities of $12.4 million for the nine months ended September 30, 2003 consisted primarily of the purchase of intangibles and capital expenditures for our infrastructure and our global ERP system.  Cash used in investing activities of $8.2 million for the nine months ended September 30, 2002 consisted primarily of capital expenditures for manufacturing equipment and facilities improvements.

Cash provided by financing activities for the nine months ended September 30, 2003 of $7.4 million reflected proceeds of $30.0 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, as well as the repayment of $86.3 million in long-term debt and the issuance of $65.0 million in new long-term debt. Cash provided by financing activities for the nine months ended September 30, 2002 of $8.3 million reflected proceeds of $14.1 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase and the exercise of warrants, offset by the repayment of notes payable and long-term debt of $5.8 million.

As of September 30, 2003, we had long-term debt of $62.5 million.  In addition, we had a $35.0 million five-year revolving credit facility. We had utilized $14.8 million of the revolver capacity as security for insurance. The remaining $20.2 million of revolver capacity was unused as of September 30, 2003. Borrowings under the term loan and the revolving line of credit bear interest at a rate equal to either the one, two, three or six-month LIBOR plus 2.25%.  Principal payments of $5.0, $10.0 $12.5, $15.0, $15.0, $7.5 million are due in 2003 through 2008, each year, respectively

The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality. We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that our operating cash flow will be in an amount sufficient to repay the new term loan. However, we may raise additional capital from time to time.

Results of Operations

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Sales

Net sales (net of returns, discounts, and allowances), or sales, for the three months and nine months ending September 30, 2003 were $80.1 million and $241.4 million, respectively, an increase of $13.2 million, or 19.7%, and  $39.6 million, or 19.6% from the same periods in 2002. Sales for the same periods in  2002 were $66.9 and $201.8 million. Foreign exchange effects positively impacted sales by approximately  2.5% and 3.8% for the three and nine month periods ending September 30, 2003, respectively, compared to the prior year periods.

Inamed Aesthetics—Breast.  For the three and nine months ended September 30, 2003, sales of breast aesthetics were $41.1 and $131.0 million, an increase of $4.4 million, or 12.0%, and $15.7 million, or 13.6%, from the same periods in 2002, respectively. Sales for the same periods in 2002 were $36.7 and $115.3 million. The growth for the three months and nine months ended September 30, 2003 of breast aesthetic sales was driven by several key factors:

•                  The acceptance of all aesthetics procedures has grown, including breast augmentation and reconstruction.

•                  Favorable demographics continue to emerge in the U.S. and internationally.

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

Inamed Aesthetics—Facial. For the three and nine months ended September 30, 2003, sales of facial aesthetics were $21.6 and $61.6 million, an increase of $3.8  million, or 21.3%, and $7.7 million, or 14.3%, over the same periods in 2002, respectively.  Sales for the three and nine months ended September 30, 2002 were $17.8 and $53.9 million.  Facial aesthetics sales experienced positive growth in the U.S.  The reasons for continued market and product growth spans several areas:

•                  As mentioned earlier, there has been an increasing acceptance of aesthetics procedures.  This increase has largely been driven by the continuing strong performance of Allergan’s botulinum toxin A, Botox®, and the continuing increase in the number of dermotologic and anti-aging techniques used.

•                  In the U.S. market,  favorable growth in the key market demographic has contributed to market and product expansion.

•                  In addition, targeting and focused execution by our sales representatives has played a key role in establishing our position around our new human collagen products, CosmoDerm™ and CosmoPlast™.  In March 2003, we received approval from the FDA to market our human collagen-based dermal fillers, CosmoDerm and CosmoPlast, in the U.S.  These products are derived from natural human collagen and do not require a pre-procedure skin test.  These attributes are driving much of the increase in U.S. sales.  In the remainder of 2003, sales of facial aesthetics products may be negatively impacted by international market competition creating growth and pricing pressures.

•                  On September 11, 2003 we announced that a PMA for Hylaform®, our hyaluronic acid-based dermal filler product, has been scheduled for review by the FDA’s General and Plastic Surgery Advisory Panel on November 21, 2003.  Hylaform is an injectable soft tissue augmentation device composed of cross-linked hyaluronic acid developed and manufactured by Genzyme.  The Hylaform line of products including Hylaform and Hylaform Plus have been marketed on the International markets for a number of years.

Inamed Health—Obesity Intervention. For the three and nine months ending September 30, 2003, sales of obesity intervention were $16.2 and $45.3 million, an increase of $5.5 million, or 51.4%, and $17.2 million, or 61.2%, from the same periods in 2002, respectively.  Sales for the same periods in 2002 were $10.7 and $28.1 million.  The increase in sales was primarily due to the increased acceptance of the LAP-BAND®  procedure in the U.S.  Other factors include an increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally.  The obesity epidemic has been well documented in the press and will be a serious and prevalent health care issue for the foreseeable future.

Other Products. Other products sales consist of sales of collagen to other manufacturers, and has remained consistent period over period.

Cost of Goods Sold

Cost of goods sold as a percentage of sales was 28.5% and 28.3%, respectively for the three and nine months ending September 30, 2003, and 28.3% and 28.2% for the same periods in 2002.  The gross profit margin was 71.5% and 71.7% for the three and nine months ending September 30, 2003 and 71.7% and 71.8% for the same periods in 2002.  Included in cost of goods sold for the three and nine months ended  September 30, 2003 was $.9 and $2.7 million of accelerated depreciation charges relating to the manufacturing consolidation.

Selling, General, and Administrative (SG&A)

SG&A expenses were $33.7 and $100.7 million for the three and nine months ended September 30, 2003, an increase of $1.0 and $4.6 million, or 3.1% and 4.8%, from the same respective periods in 2002. As a percentage of sales, SG&A expenses decreased to 42.1% and 41.7% for the three and nine months ended September 30, 2003, compared to 48.9% and 47.6% for the same periods in 2002.

Selling and marketing expenses increased on an absolute basis and decreased as a percentage of sales for the quarter ended September 30, 2003.  Most of this increase in absolute dollars was to support the launch of CosmoDerm and CosmoPlast with focus on consumer awareness, and the pre-commercialization expenses associated with the submission of our silicone breast implant file in the United States.  General and administrative expense remained flat in absolute dollars and decreased as a percentage of sales.

Included in SG&A for the nine months ended September 30, 2003 is a $2.1 million charge related to a legal dispute with Sager et al. involving alleged misleading advertising that originated in the mid-1990s.  This settlement agreement is subject to final approval by the court.  (See Part II, Item 1 Legal Proceedings.)  Included in the nine months ended September 30, 2002, are special charges of $5.7 million for a litigation settlement, sales tax liability, and investment impairment.

Research and Development (R&D)

R&D expenses were $5.4 and $16.2 million for the three and nine months ended September 30, 2003, an increase of $3.0 and $6.4 million, or 125% and 65.3%, from the same periods in  2002. The majority of the expenses related to the clinical development programs for our Hylaform® dermal filler, the botulinum toxin type A product, and the silicone gel and cohesive silicone gel breast implant clinical trial follow-up in the U.S.

Restructuring Charges

In the fourth quarter of 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. We will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by December 2003. The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through early 2004. Through September 30, 2003, 49 employees have received their severance.  As part of the manufacturing consolidation we have accelerated the depreciation on certain assets with shortened useful lives. For the three and nine months ending  September 30, 2003 we incurred $0.9 million and $2.7 million of accelerated depreciation charges included in cost of goods sold on the income statement.

Amortization

For the three and nine months ended September 30, 2003, amortization of intangible assets and non-cash compensation was $1.1 and $3.0 million compared to $1.3 and $4.0 million for the same periods in 2002, a decrease of $0.2 and $1.0 million, respectively. The decrease was due to certain intangibles becoming fully amortized during 2002.

Interest Expense

Net interest expense and debt costs totaled $1.6 and $8.5 million and $2.3 and $7.1 million, for the three and nine months ending September 30, 2003 and 2002, respectively.  The decrease for the current quarter compared to the same period in 2002 is due to our refinancing in July 2003, which decreased our level of debt and our interest rate.  The increase for nine months ending September 30, 2003 compared to the same period in 2002 is due primarily to the realization of $3.5 million of unrealized losses on our interest rate swap in the second quarter of 2003, offset by lower interest rates and debt levels.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the EU Euro and the Japanese Yen.  For the three and nine months ended September 30, 2003, our net sales included approximately $2.0 and $9.4 million of favorable exchange effects, principally due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.0 and $3.3 million for the three and nine months ending September 30, 2003 and  $1.2 and $3.8 million for the same periods in 2002.

Income Tax Expense

Our effective tax rate for the third quarter of 2003 was 24.0%, down from 24.3% for the third quarter of 2002.  Our effective tax rate for the nine months ended September 30, 2003 was 22.9%, down from 24.4% for the same period in 2002.

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

In November 2002, the Emerging Issues Task Force or EITF  issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We have reviewed EITF Issue No. 00-21 and have determined it will not have a material impact on our operating results and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, ‘‘Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,’’ which clarifies disclosure and recognition / measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. There have been no guarantees issued or modified during the nine months ended September 30, 2003.  We have complied with the disclosure provisions of this interpretation.

In December 2002, the FASB issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.’’  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has complied with the disclosure requirements of SFAS No. 148 and has yet to determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities.’’ Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements,’’ to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements as there are no existing variable interest entities as of September 30, 2003.

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

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent implant.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003 and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002, and approximately $4.5 million at September 30, 2003.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $7.9 million remaining under this commitment at December 31, 2002 and $7.0 million as of September 30, 2003.  In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

In addition, at September 30, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $12.8 million, net. Thus, as of September 30, 2003, we had approximately $24.3 million in accruals and insurance to cover our future Trilucent-related liabilities.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations.  Further, the insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus,  our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who had at least one Trilucent implant as of June 6, 2000. To date, we believe that at least 90% of the United Kingdom residents and approximately 68% of the women in the rest of the world, who had these implants have had them removed.  The product was not sold commercially in the United States.  To date, an insurance company has honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005.  However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage and reserves.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of  their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of women who were explanted prior to June 6, 2000.  See Part II, Item 1 Legal Proceedings.  In Spain, although approximately 310 women have accepted our protocol, another 51 have commenced legal proceedings.  Approximately 790 Spanish women were explanted and hence more than 400 have yet to make any claim for bodily injury or financial loss (although we have already paid for their explants).  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 4,000 individual Trilucent implants are believed to have been sold, approximately 700 women have been explanted, but only approximately 100 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of our anticipated efforts to complete our explantation program in 2003, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in the final months of 2003 and/or in the following years.

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities.  Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA’s request by the Trilucent Scientific Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed.  As a result of that research, the Panel could recommend that the remaining unexplanted Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 2,200 women.  We could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast.  As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent in the future.

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

We expect a competitive product (Q-Med’s Restylane®) to enter the U.S. facial aesthetics market.  This product has experienced positive acceptance in Europe and other markets, in part because it does not require a pre-procedure skin test.  The timing of the approval and the conditions of the label for the marketing of this product in the U.S. are subject to FDA review.  The General and Plastic Surgery Devices Advisory Panel of the FDA will review Restylane on November 21, 2003.  If approved, sales of such product may adversely affect our dominant U.S. market position in facial aesthetics.

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

In furtherance of the foregoing, on October 15, 2003 the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration (FDA) recommended, with conditions, approval of the Company’s premarket approval (PMA) application to market gel-filled breast implants in the United States. The Panel voted that the FDA should approve, with conditions, Inamed’s gel-filled breast implants for all requested indications — breast augmentation, reconstruction and revision. The panel vote is a recommendation, and the decision to approve marketing these gel-filled breast implants in the United States remains with the FDA.

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

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices, drugs, and biologic agents. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of November 10, 2003, there were 23,361,097 shares of our common stock outstanding, with another 1.5 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options has been registered for resale with the SEC.

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

Interest Rate Exposure- Based on our overall interest rate exposure at September 30, 2003, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2003, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

On July 25, 2003, Inamed retired our existing debt of $79.2 million and obtained new debt having a principal balance of $65.0 million for a term of five years and also entered into a new revolving credit facility of $35.0 million  The borrowings under the new credit facilities bear interest at LIBOR plus 2.25%.

Related to the refinancing transaction, Inamed terminated the interest rate swap agreement.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, as of June 30, we determined that was is probable that the original forecasted transaction would not occur, which resulted in the realization of unrealized losses on the swap of $3.5 million recorded in net interest expense and debt costs in the second quarter of 2003.

As a result of the refinancing transaction, we expensed unamortized deferred loan fees in the amount of $1.2 million in the current quarter.

On July 25, 2003, Inamed retired a note, prior to maturity, held by Medical Products Development, Inc. (MPDI) in the amount of $4.1 million.

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

There were no foreign exchange forward contracts, transactions, or open contracts at September 30, 2003 or 2002.  Based on Inamed’s overall exposure for foreign currency at September 30, 2003, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.  Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee.  We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.  To date, more than 99% of the U.K. residents and approximately 90% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses.  Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50 million in coverage through February 15, 2005.

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

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, we have received approximately 310 claims under the Spanish protocol.  Another 51 women have commenced legal proceedings.  To date, six of these proceedings have proceeded to judgment.  We have won three, and lost three, of these cases.  Damages in the cases we lost have averaged $18,000 per case.  We are taking appeals in each of the three cases.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003 and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $4.5 million remaining on the policy commitment at September 30, 2003.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was approximately $7.0 million remaining under this commitment at September 30, 2003.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.  In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

In addition, at September 30, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $12.8 million, net of insurance.

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

Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3 million to 3M in February 1999. Also under the terms of the 3M agreement, we assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1 million annually and $3.0 million to $3.9 million in total.  For 2000, our total obligation under the 3M agreement, as amended, was $0.3 million , which we paid.  In March 2002, 3M made a demand under the 3M agreement for $0.2 million  relating to 2001.  We have not received a further request for indemnification under this agreement .

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

We answered the complaint, denying all material factual allegations and asserting various affirmative defenses.  In August, 2002, the Superior Court decided plaintiffs’ motion to certify this action as a class action and denied that motion in its entirety.  Plaintiffs have taken an appeal from that decision and that appeal is now fully briefed.  In December, 2002, the Superior Court decided Inamed’s motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs’ reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204.  The parties unsuccessfully attempted to mediate a settlement of the case in May 2003.  Since then, however, the parties were able to reach an agreement in principle on a settlement of the action on a class wide basis.  Without admitting any fault or liability, and to avoid the substantial cost of further complex litigation, Inamed will pay $2.1 million into a settlement fund for the costs of notice, claims administration, the payment of verified claims, court-approved reasonable attorney fees, and related matters.  The Court has vacated all dates in the case, including a trial date, pending Court approval of the final settlement agreement.  On November 5, 2003, the court preliminarily approved the settlement agreement in this case.  Under a scheduling order entered into by the court, a hearing on the parties’ application for final approval of the settlement is to be held on March 30, 2004.

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

Following its denial of the stay request, the district court held a “Markman” claim construction hearing to construe certain disputed claim terms of the asserted patents on July 28, 2003.  The final Claim Cosntruction Order was issued on November 7, 2003.  The court has set a status conference for November 14 to discuss a schedule for the further prosecution of the case and is expected to set a procedural schedule then or shortly thereafter.  Inamed will continue to vigorously prosecute its declaratory relief claims and defend the infringement claims and plans to bring motions for summary judgment of invalidity and/or non-infringement of each of the three asserted patents.

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

If we lose at a trial of the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties to Ethicon from December, 1998, and (ii) enjoining us from making or selling the LAP-BAND® System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the LAP-BAND® System.  Upon a finding that we willfully infringed one or more of the patents at issue, the Court could also hold us liable to Ethicon for treble damages.  In terminating a license agreement with Dr. Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel.  This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

Among other relief, Ethicon seeks, and Inamed opposes, the entry of an injunction against Inamed enjoining it from infringement of its patents. While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013.  Therefore, if Ethicon prevails on the patent claims and its request for an injunction is granted, Inamed could be enjoined until 2013.  In opposing the entry of such an injunction, we would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds.  While we believe that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an application would in fact be granted.

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

Manders Matter

Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.  We do not believe we practice the device claimed by Manders or that we teach the methods he claims.  Accordingly, in February 2003, we answered the complaint, denying all material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  The parties have made initial discovery disclosures.  On July 24, 2003, the Court issued a Scheduling Order for the case.  The parties are proceeding with fact discovery, which will be completed in February 2004.  Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent.  The parties are in the process of submitting claim construction papers for these twelve claims in preparation for the Markman proceedings, which will begin in March 2004.

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

Not Applicable

ITEM 3.                             Defaults Upon Senior Securities

Not Applicable

ITEM 4.                             Submission of Matters to a Vote of Security Holders

On July 11, 2003, the Company held its annual stockholders’ meeting (the “Meeting”), whereby the stockholders (i) elected seven (7) directors;  (ii) amended the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) to increase the maximum aggregate number of shares that may be issued under the ESPP by 200,000 shares and permit all eligible employees of the Company to participate in the ESPP; (iii) approved the 2003 Restricted Stock Plan; (iv) Approved the 2003 Outside Director Compensation Plan; and (v) ratified the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2003.  The vote on such matters was as follows:

1. ELECTION OF DIRECTORS

	Total Vote of each nominee	Total Vote withheld from each nominee
Nicholas L. Teti	20,739,272	164,594
James E. Bolin	20,854,562	49,304
Malcolm R. Currie, Ph.D	20,405,893	497,973
John F. Doyle	20,442,947	460,919
Mitchell S. Rosenthal, M.D.	20,855,292	48,604
Joy A. Amundson	20,855,257	48,609
Terry E. Vandewarker	20,853,057	50,809

2. AMENDMENT TO THE COMPANY’S 2000 EMPLOYEE STOCK PURCHASE PLAN (THE “ESPP”) TO INCREASE THE MAXIMUM AGGREGATE NUMBER OF SHARES THAT MAY BE ISSUED UNDER THE ESPP BY 200,000 SHARES AND PERMIT ALL ELIGIBLE EMPLOYEES OF THE COMPANY TO PARTICIPATE IN THE ESPP

For	19,173,795
Against	17,13,157
Abstentions and broker non-votes	16,914

3. APPROVAL OF THE 2003 RESTRICTED STOCK PLAN

For	17,175,111
Against	3,682,421
Abstentions and broker non-votes	21,398

4. APPROVAL OF THE 2003 OUTSIDE DIRECTOR COMPENSATION PLAN

For	17,467,005
Against	3,415,463
Abstentions and broker non-votes	21,398

5. RATIFIY THE APPOINTMENT OF KPMG LLP AS THE INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2003

For	20,806,801
Against	85,000
Abstentions and broker non-votes	12,065

ITEM 5.                             Other Information

On October 15, 2003 the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration (FDA) recommended, with conditions, approval of Inamed’s premarket approval (PMA) application to market gel-filled breast implants in the United States. The Panel voted that the FDA should approve, with conditions, Inamed’s gel-filled breast implants for all indications — breast augmentation, reconstruction and revision.  The panel vote is a recommendation, and the decision to approve marketing these gel-filled breast implants in the United States remains with the FDA.

On November 3, 2003 Inamed announced that its Board of Directors has declared a three for two split of its common stock in the form of a 50% stock dividend. Stockholders will receive one-half new share of common stock for each share of common stock held at the close of business on December 1, 2003. The additional stock, together with cash payments in lieu of fractional shares, will be distributed on December 15, 2003.  All share and per-share numbers contained herein do not reflect this stock split.

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

10.49	Employment Agreement by and between Inamed Corporation and Joseph A. Newcomb, dated August 1, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Current Reports on Form 8-K

Form 8-K furnished July 30, 2003 – The Company issued a press release regarding the Company’s financial results for its second fiscal quarter ended June 30, 2003.

Form 8-K filed August 8, 2003 - The Company entered into a new $100 million senior secured credit facility, replacing the existing $104.4 million senior secured credit facility.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

	By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)
November 14, 2003

	By:	/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 14, 2003