Form 10-K
period 2003-12-31
INAMED CORP
filed 2004-03-15
CIK 109831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2003 was $1,097.1 million, based on the closing sales price on the NASDAQ National Market on that date.

On March 10, 2004, there were 35,439,777 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        The information required by Part III of this Form 10-K is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ending December 31, 2003 (April 29, 2004) pursuant to Regulation 14A.

INAMED CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2003

        This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

        In this document, the words "we," "our," "ours," "us" and "Inamed" refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I

        This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

        Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risks and Uncertainties" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

ITEM 1. BUSINESS

        Inamed is a global health care company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, and the BioEnterics® LAP-BAND®System and BIB® systems used to treat severe and morbid obesity.

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

        On October 30, 2003 the Board approved a three for two stock split of the Company's Common Stock in the form of a 50 percent stock dividend. The stock split was effected on December 15, 2003 for shareholders of record at the close of business on December 1, 2003. A total of 11,727,612 shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01. All references in the Annual Report on Form 10-K to numbers of shares, per share amounts, stock option data and market prices of the Company's stock have been restated to reflect the stock split.

PRODUCTS AND PRODUCT CANDIDATES

        Inamed has three main product lines—breast aesthetics products and facial aesthetics products marketed under Inamed Aesthetics, and obesity intervention products marketed under Inamed Health. These three lines are considered one segment for financial reporting purposes. See Note 1 of the notes to the consolidated financial statements.

Breast Aesthetics

        We develop, manufacture, and market a diverse line of breast implants, consisting of a variety of shapes, sizes, and textures. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensional™, Inamed® and Biocurve™. Our breast implants are available in more than 600 variations to meet customers' preferences and needs.

        Saline-Filled Breast Implants.    We sell saline-filled breast implants in the U.S. and internationally for use in breast augmentation for cosmetic reasons and for reconstructive surgery. The U.S. market is the primary consumer of saline-filled breast implants.

        Silicone Gel-Filled Breast Implants.    We sell silicone gel-filled breast implants primarily in Europe, the Middle East, Latin America, Australia, New Zealand and Asia. More than 90% of our breast implant sales outside the U.S. are silicone-gel filled. There are a variety of silicone filled breast implants available in these markets based upon the varying degrees of cohesivity of the silicone gel filler material. Certain of our silicone gel-filled implants are available in the United States under an adjunct study protocol for use in breast reconstruction.

        In the U.S in June 2000, we completed the implantation phase of a core clinical study designed to gain U.S. Food and Drug Administration, or FDA, approval for these silicone gel-filled breast implants. In January 2002 we began submitting the first of several modules to the FDA for the pre-market approval, or PMA, seeking approval of our silicone gel-filled breast implants. The final module and application for the pre-market approval process of our silicone gel filled breast implants, which included the completed two years follow up data requested, was submitted December 30, 2002. In October 2003 the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration (FDA) recommended, with conditions, approval of the Company's pre-market approval (PMA) application to market gel-filled breast implants in the United States. The Panel approval, with conditions, was for all indications—breast augmentation, reconstruction and revision. In January, 2004, we received a "Not Approvable" letter from the U.S. Food and Drug Administration (FDA). The letter outlines the additional information that we must provide prior to the FDA's further review of our pre-market approval application (PMA) for silicone gel-filled breast implants. According to the letter, submissions of the requested information and data will place the PMA in approvable form and allow the FDA to conduct further review of Inamed's PMA. Also, in January 2004, the FDA issued draft guidance for saline, silicone gel, and alternative breast implants. The guidance provides non-binding recommendations regarding device description, preclinical, clinical, and labeling information that the FDA recommends be presented in a PMA application for saline, silicone gel, and alternative breast implants.

        Additionally, in September 2000, the FDA approved a feasibility study for our style 410 cohesive silicone gel-filled breast implants. In March 2001, we announced that the FDA had approved the expansion of the study to a full-scale clinical study. Patient enrollment for this study was completed in the first quarter of 2002 and is now in the two year clinical follow up period. After the two year follow up is completed we will compile the data and complete our clinical filing to support the submission of a PMA for the 410 cohesive silicone gel breast implants in the U.S. The cohesive silicone gel filled implants are currently the leading selling breast implants in Europe.

        Tissue Expanders.    We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

        We develop, manufacture, and market dermal filler products designed to improve facial appearance by smoothing wrinkles and scars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm™ and Zyplast™, Cosmoderm® and Cosmoplast®, and the Hylaform® range of hyaluronic acid-based dermal fillers. In July 2002, we acquired the exclusive rights in the U.S., Canada and Japan to sell Ipsen Ltd.'s botulinum toxin Type A product for all cosmetic indications. In January 2004, we acquired the exclusive rights to sell Juvederm® in the United States, Canada, and Australia, and the non-exclusive rights to sell the product under a different name in various other countries. Juvederm is a non-animal based hyaluronic acid dermal filler that is currently marketed in various European countries, Canada, Latin America, and other countries, but is not currently approved for sale in the United States. We also sell solid silicone facial implants in the U.S. and internationally.

        Zyderm™ and Zyplast™.    Zyderm™ and Zyplast™ implants are injectable formulations of bovine collagen. Zyderm™ implants are formulated especially for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct certain shallow scars. Zyplast™ implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Zyderm™ and Zyplast™ implants require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection. In the U.S., the FDA approved the PMA for Zyderm™ in 1981 and for Zyplast™ in 1985. Zyderm™ and Zyplast™ were approved for marketing in Europe in 1995.

        Hylaform® Gel.    Hylaform® gel implants are an avian based hyaluronic acid injectable product for the treatment of facial wrinkles and scars. The product, licensed from Genzyme Corporation and sold in Europe since 1996 and in Canada since 1998, does not require a skin test, so patients can be treated immediately.

        In 2001, two new formulations of Hylaform® gel were developed. The new formulations are Hylaform® FineLine, designed especially for people with fine line wrinkles or superficial facial contour defects, and Hylaform® Plus, formulated for treating deeper depressions and more pronounced contour problems such as deeper scars, lines, and furrows. We launched these new Hylaform® gel products in Europe in September 2001 and we are the only company that sells a range of both hyaluronic acid-based and collagen-based dermal fillers in Europe and certain other countries. In December 2001, Health Canada's Therapeutic Products Programme, or HCTPP, granted Genzyme Corporation a Medical Device License for Hylaform® gel. In January 2002, the HCTPP approved both Hylaform® Plus and Hylaform® FineLine. These approvals allow us to market the entire line of Hylaform® products for cosmetic indications in Canada.

        In January 2001, the FDA granted conditional approval to Genzyme Corporation to begin a limited clinical trial with Hylaform® gel in the U.S. In October 2001, Inamed and Genzyme Corporation jointly announced plans to develop the complete Hylaform® line of products in the U.S. We began clinical studies in the first half of 2002 and completed enrollment of patients at the end of 2002. We completed the submission of the PMA to the Food and Drug Administration on August 1, 2003, and the application was considered by a FDA Advisory Panel on November 21, 2003. The Panel recommended Hylaform® for approval with conditions. Final approval is currently pending FDA's completion of its review.

        CosmoDerm® and CosmoPlast® Implants.     CosmoDerm®™ and CosmoPlast® implants are a line of injectable human skin-cell derived collagen products that Inamed licenses from Smith & Nephew, Inc. We received FDA approval for CosmoDerm® and CosmoPlast® in March 2003 and received approval from Health Canada in December 2002. Cosmoderm® implants are formulated especially for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct certain shallow scars. Cosmoplast ® implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. CosmoDerm® and CosmoPlast® implants do not require a skin test pre-treatment. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection.

        Botulinum Toxin Type A.    In July 2002, Inamed and Ipsen Limited signed a definitive agreement which provides that Inamed will develop, distribute and market Ipsen Limited's botulinum toxin Type A for all cosmetic indications, including wrinkles, in the United States, Canada, and Japan. The product is a sterile, freeze-dried, purified form of botulinum toxin A and we will be the exclusive distributor of all current and future formulations in the countries noted above. The product is currently marketed under the trade name Dysport® in Europe and elsewhere where it competes with other botulinum toxin products such as Allergan's Botox®. We completed the phase II dosing trial in 2003, during which an optimal dose was selected. Data was presented to, and accepted by, the FDA to initiate the phase III pivotal study using this dose. We anticipate initiating the phase III trial in early to mid 2004 in the United States.

        Juvederm®.    In January 2004, we signed a development and distribution agreement with Corneal Group for the rights to develop, distribute and market the Juvederm® dermal fillers which utilize a non-animal, cross-linked hyaluronic acid technology. These rights also include product line extensions and improvements. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle-gel based hyaluronic acid technology, which is used in other products. Under this agreement, we will have the exclusive rights to develop, market and distribute the Juvederm products in the United States, Canada and Australia, and non-exclusive rights in France, Spain, the United Kingdom, Italy, Germany and Switzerland. In the non-exclusive European countries, Inamed will establish a new brand name to promote and market Juvederm. Currently, Juvederm is available in three formulations, JUVEDERM 30, JUVEDERM 24 and JUVEDERM 18, to treat varying severities of wrinkles and soft tissue augmentation. Juvederm products are currently approved or registered in over 36 countries, including all major European markets. In these markets Juvederm does not require a skin test pre-treatment. We expect to file for regulatory approval of Juvederm in Australia shortly and to begin our clinical program in the U.S. in the first half of 2004.

        Discontinued Products.    As part of a strategic refocusing on core products in 2001, we discontinued selling the Refinity™ skin care line and sold our rights and remaining inventory to Cosmederm Technologies. We also relinquished exclusive marketing rights and ceased active marketing of SoftForm® facial implants and the Refinity™ Coblation® skin resurfacing system.

Obesity Intervention

        We develop, manufacture, and market several devices for the treatment of obesity. Our principal product in this market area, the BioEnterics® LAP-BAND® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to gastric bypass surgery or stomach stapling. The BioEnterics® LAP-BAND® System is an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This slows down the passage of food and makes the patient feel fuller sooner. The BioEnterics® LAP-BAND® System procedure is adjustable and reversible.

        The BioEnterics® LAP-BAND® System has achieved widespread acceptance in the United States, Europe, Australia, Latin America, the Middle East, and other countries and regions. In June 2001, the BioEnterics® LAP-BAND® System was approved by the FDA for treatment of severe obesity in adults who have failed more conservative weight reduction alternatives. Commercial distribution of the BioEnterics® LAP-BAND® System was initiated in the U.S. in July 2001. Approximately 120,000 units have been sold worldwide since 1993.

        We also market the BioEnterics® Intragastric Balloon, or BIB®, System, which is a short-term therapy designed for patients who must reduce weight in preparation for surgery or for moderately obese patients in conjunction with a long-term comprehensive diet and exercise program. Currently distributed only outside the U.S., the BIB® is a silicone elastomer balloon that is filled with saline after insertion into the patient's stomach.

        We also sell the BioEnterics® Gastric Balloon Suction Catheter, which was introduced in the U.S. in June 2001. It contains a durable silicone balloon used by surgeons to facilitate pouch sizing and provide gastric suction during laparoscopic gastric bypass procedures.

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

        Breast Aesthetics.    In the U.S. and Canada, breast aesthetics products are marketed under Inamed Aesthetics primarily to plastic and reconstructive surgeons, out-patient surgery centers, and hospitals through our staff of sales representatives. In Europe, our breast aesthetics products are sold by our European subsidiaries through their staff of sales representatives in the largest European markets. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our breast aesthetics products are sold through a network of distributors.

        Facial Aesthetics.    Our facial aesthetics products are marketed under Inamed Aesthetics to plastic and reconstructive surgeons, hospitals and clinics, as well as to facial and oral surgeons, and dermatologists. The facial aesthetics products are sold in most of the same countries and by the same sales organizations that sell the breast aesthetics products. We have a direct sales force for facial products in Japan and Australia.

        Obesity Intervention.    Our obesity intervention products are marketed under Inamed Health to general, laparoscopic, and bariatric surgeons, and sold to hospitals. In the U.S. and Canada, obesity intervention products are sold by a sales force of company-employed representatives and managers. In Europe and Australia, our Health products are sold by our subsidiaries through their staff of sales representatives. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our Health products are sold through a network of distributors.

COMPETITION

Breast Aesthetics

        We compete in the U.S. breast implant market with Mentor Corporation. We are aware of several companies conducting clinical studies of breast implant products in the U.S. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Eurosilicone, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

        We believe that the principal factors permitting our products to compete effectively are high-quality product consistency, product design, management's knowledge of and sensitivity to market demands, an experienced sales force, plastic surgeons' familiarity with our products and brand names, regional warranty programs, and our ability to identify and develop or license patented products embodying new technologies.

Facial Aesthetics

        Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products, substantially different treatments, such as laser treatments, chemical peels, fat injections, and gelatin- or cadaver-based collagen products. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlane™ (all manufactured by Q-Med A.B.). Starting in the first quarter of 2004 we now compete in the U.S. dermal filler market with Restylane® which is distributed by Medicis Corporation.

Obesity Intervention

        No gastric bands other than Inamed's are commercially available in the U.S. and we are currently aware of only one other company conducting U.S.clinical studies of gastric bands at this time. Outside the United States, the LAP-BAND® System competes primarily with the Swedish Adjustable Gastric Band (manufactured by Ethicon Endo Surgery,) and the Heliogast Band (manufactured by Helioscopie, S.A., France). There are at least two other gastric bands on the market internationally. The

BioEnterics® LAP-BAND® System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion.

RESEARCH AND DEVELOPMENT

        We have a qualified staff of scientists, engineers, and technicians working on material technology and product design as part of our research and development efforts. Our research and development expense is primarily directed toward supporting the clinical trials of our products. In addition, we are directing our research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the medical profession. We have incurred research and development expenses of $21.5 million, $13.6 million, and $12.2 million for the years ended, December 31, 2003, 2002 and 2001, respectively.

PATENTS, LICENSES, AND RELATED AGREEMENTS

        We currently own or have exclusive license rights to numerous patents, patent applications, trademarks and trademark applications throughout the world relating to our product lines.

        In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of current and new products. These projects include the following:

  •
  We are the exclusive distributor and licensee for Genzyme Corporation's Hylaform® products, including Hylaform® Plus and Hylaform® FineLine, everywhere except the U.S., China, and Hong Kong. We purchase the product from Genzyme Corporation and pay a royalty based on sales.

  •
  In September 2002, we entered into an agreement with Genzyme Corporation for exclusive U.S. development and distribution rights for all Hylaform® products. The product supply and royalty provisions are similar to the international agreement and Inamed will fund all development work required to obtain FDA approval.

  •
  In July 2002, we entered into a Development and Distribution Agreement with Ipsen Limited to develop and be the exclusive distributor and licensee for Ipsen Limited's current and any future botulinum toxin A products for all cosmetic indications in the U.S., Canada, and Japan. We are actively pursuing development of this product at this time.

  •
  In January 2004, we entered into a development and distribution agreement with Corneal Industries for exclusive rights to develop and distribute in the U.S., Canada and Australia their resorbable hyaluronic acid-based dermal filler, marketed as Juvederm, as well as non-exclusive distribution rights in other countries.

        We had an agreement with Advanced Tissue Sciences, Inc., or ATS, under which we acquired an exclusive, worldwide license to certain intellectual property for the development and distribution of certain of ATS's human-based, tissue-engineered products for surgical applications. We developed injectable collagen for the correction of facial wrinkles and marketing commenced in early 2003 under the names CosmoDerm® and CosmoPlast® in the U.S. and Canada for which we are paying royalties on sales.

        Due to financial difficulties announced by ATS in the latter half of 2002 and a subsequent decision by the ATS Board to liquidate the company, we have entered into a supply agreement with an affiliate of Smith and Nephew Inc. in March 2003 which will provide us, on a going forward basis, the raw materials previously provided by ATS. Smith and Nephew is also licensing to us the intellectual property previously licensed to us by ATS.

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

MANUFACTURING AND RAW MATERIALS

        Our manufacturing facilities are located in Santa Barbara and Fremont, California; San José, Costa Rica; and in Arklow, Ireland. Our Carpinteria, California manufacturing facility was closed at the end of 2002. In the fourth quarter of 2002, we announced the consolidation of our Santa Barbara manufacturing operations into our facilities in Costa Rica and Ireland. See Note 4 of the notes to the consolidated financial statements.

Breast Aesthetics

        Our breast implant and related tissue expander products are manufactured in our facilities in Santa Barbara, California; San José, Costa Rica; and Arklow, Ireland. We manufacture our products in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.

        Manufacturing facilities producing medical devices intended for distribution in the U.S. are subject to regulation and periodic review by the FDA. All of our facilities are currently approved by the FDA to manufacture medical devices for distribution in the U.S. The quality systems at our facilities in Santa Barbara, California were inspected by the FDA in March, June, and November and Arklow, Ireland, was inspected by the FDA in June of 2003, as part of the FDA's gel-filled breast implant pre-PMA inspection. Both facilities were found to be in substantial compliance with applicable quality system regulations, with no deficiencies identified. The quality system at our Costa Rica facility was inspected by the FDA in February 2003, as part of the FDA's standard surveillance schedule, and was also found to be in substantial compliance with applicable quality system regulations, with no deficiencies identified.

        Manufacturing facilities producing medical devices in the state of California are likewise subject to regulation and review by the California Food and Drug Branch (FDB) of the California Department of Health Services. The Santa Barbara manufacturing facility was inspected by the FDB in March and November 2003, and found to be compliant with applicable state statutes and licensed to manufacture medical devices in the state of California.

        Manufacturing facilities producing medical devices for distribution to markets in the European Economic Community and the European Union are subject to the regulatory requirements of the European Medical Device Directive (MDD) as well as various International (ISO) and European National (EN) standards. All of our facilities which manufacture products for the breast aesthetics market are certified to applicable European and International standards, which require us to be subject to inspection by European notified bodies. These certifications include ISO 9001, ISO 9002, ISO 13485, EN 46001 and EN 46002. All of our facilities were inspected in 2003 and were found to be compliant and subject to continued certification.

        In late 1998, we entered into a strategic alliance with a privately held specialty chemical company, whereby that company has agreed to act as our exclusive supplier of silicone raw materials.

Facial Aesthetics

        Zyderm™ and Zyplast™ implants are manufactured at our Fremont, California facility. We use a patented viral inactivation process for these collagen-based products to ensure both safety and quality. The production processes use readily available chemicals and enzymes and bovine dermis from cows as the source of collagen. Since 1987, the hides have been sourced from a U.S.-located closed herd in an effort to prevent contamination of our bovine collagen based products. The closed herd is designed to provide a reliable source of raw material with backup capabilities in case of natural disasters. The bovine collagen-based products have refrigerated shelf lives of 36 months.

        In 2001, we began manufacturing activities for our bioengineered human collagen dermal filler products, CosmoDerm® and CosmoPlast® Originally, raw materials for these products have been obtained in bulk from ATS and further processed and packaged at our Fremont facility. Due to financial difficulties announced by ATS in the latter half of 2002 and a subsequent decision by the ATS Board to liquidate the company, we entered into a supply agreement with an affiliate of Smith & Nephew, Inc. in March 2003 to provide the raw materials previously provided to us by ATS. In January 2003, we signed a development agreement with Immucor Inc., for the production of human collagen mesh, the raw material for CosmoDerm® and CosmoPlast®. We expect to enter into a supply agreement with Immucor in 2004.

        As noted above, medical devices manufactured at our Fremont facility, and intended for distribution in the U.S. and internationally, are subject to regulation and periodic review by the FDA and the requirements of the EEC MDD regulations, various international and European standards, and review by European notified bodies. Our Fremont manufacturing facilities were inspected by the FDB in February 2003, and by the FDA in August 2003, and found to be substantially compliant with applicable regulations. In addition, these facilities were inspected by TUV Product Services GMBH (a European notified body) in March 2003 and were re-certified as being in compliance with applicable international and European standards.

        In addition to the foregoing we sell facial injectable implants which are manufactured by third parties. These parties are subject to the same governmental inspection and regulation as noted above.

Obesity Intervention

        Our obesity intervention products are manufactured at our facilities in San Jose, Costa Rica and Santa Barbara, California. The FDA and TUV GMBH inspections and subsequent approvals previously discussed apply to our obesity intervention products as well.

Other Products

        We produce other collagen products at our Fremont, California facility for use by other medical manufacturers. Contigen® is manufactured for C. R. Bard, Inc., CoStasis® for Cohesion Technologies, Inc. and Collagraft® and Collagraft® intermediates are manufactured for NeuColl Inc.

Environmental Compliance

        Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2003. In 2004, we do not expect to incur any material expense to maintain our compliance level.

        Our manufacturing facility in Arklow, Ireland, is regulated by the Irish Environmental Protection Agency, or EPA. The Irish EPA carries out regular checks and monitors compliance with the requirements of the Integrated Pollution Control License. We received no citations or notices of violations in 2003. In 2004, we do not expect to incur any material expense to maintain our compliance level.

        Our manufacturing facility in Costa Rica is operated under the jurisdiction of the office of Human Environmental Control within the Ministry of Health. Inamed Costa Rica was granted a working permit or license for industrial facilities in August 2000. The permit 0194-2000 has a validity of five years. We received no citations or notices of violations from the Costa Rican authorities in 2003. We do not expect to incur any material expense to maintain this compliance level during 2004.

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

Regulation of Medical Devices

        All of our current products are medical devices intended for human use and are subject to regulation by FDA in the U.S. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance (a demonstration that the new device is "substantially equivalent" to a device already on the market) or a Premarket Approval Application (PMA) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with "good manufacturing practices" (GMPs), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of alleged product defects to the FDA. FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data supporting the safety and effectiveness of the device. Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported. The majority of our products are regulated as Class III medical devices.

        Products marketed in the European Community must comply with the requirements of the European Medical Device Directive (MDD) and must be CE-marked. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries. The current regulatory status of our products is discussed in the "Products and Product Candidates" section above.

Regulation of Biologics

        Although we do not currently market any biologic products, we expect to seek approval to market biologic products in the future, including botulinum toxin Type A. The FDA approval process for biologic products is a complex process with a number of discrete phases, beginning with laboratory analysis and pre-clinical testing in animals. To begin human testing, an investigational new drug application is filed with the FDA. Human clinical testing typically involves three phases. In Phase 1, small clinical trials are conducted to determine the safety of the product and the acceptable dose. In Phase 2, expanded clinical trials are conducted to determine optimal dose and to assess safety of the product. In Phase 3, still larger clinical trials are conducted to provide sufficient data to assess safety and efficacy at the optimal dose. After completing all three phases of human testing, a Biologic License Application (BLA) is submitted to the FDA for approval. If the FDA approves the BLA, the product becomes available for marketing. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies to evaluate long-term effects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market.

Regulation of Manufacturing

        As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect our quality systems and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. In the U.S., our facilities must comply with the FDA's Quality System Regulation requirements for Good Manufacturing Practices. For products sold in Europe, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. The regulatory status of our manufacturing facilities is discussed under "Manufacturing and Raw Materials" above.

Other Regulations

        We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals, and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.

        We are also subject to various federal and state laws pertaining to health care information and privacy and "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

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

        In the U.S., purchases of the BioEnterics® LAP-BAND® System to treat severe obesity are reimbursed in some regions by Medicare. Private insurance coverage currently varies by carrier and geographic location. At the end of 2003, Inamed had established reimbursement coverage through insurers in the U.S. that covered approximately 80 million lives. The Company is pursuing reimbursement with many major carriers and hopes to achieve broader reimbursement coverage for the product in 2004. The older, more established, surgical procedures for obesity treatment, including gastric bypass, are generally reimbursed.

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

PRODUCT REPLACEMENT PROGRAMS

        We conduct our product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to various products claiming the products were defective, lost volume, or have resulted in injury to patients. In the event of a deflation of our saline-filled breast implant products sold and implanted in the U.S., in most cases our ConfidencePlus™ program provides product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted elsewhere are subject to a similar program, although no surgical expenses are covered. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        The majority of our sales and long-lived assets are primarily in the U.S. and Canada. See Note 16 of the notes to the consolidated financial statements.

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

        Our accounts receivable payment terms are consistent with normal industry practices, which varies by customer class and geographic location.

EMPLOYEES

        As of December 31, 2003, we had approximately 1,200 employees in active service, of which approximately 700 were in the U.S., Canada, and Costa Rica and approximately 500 were at other international operations. Except for employees at our manufacturing facility in Arklow, Ireland, none of our employees are represented by a labor union.

        We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2004. We believe that our current systems and processes are adequate for current needs.

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

        We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease causation, transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

        At present, we have no third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. Product liability claims or recall orders could result in material losses in excess of our accruals.

        Also at present, we are actively engaged in efforts to seek product-liability coverage. However, to date, the Company and its brokers have not identified any carriers that are willing to sell us risk-shifting liability insurance on terms and conditions which are acceptable to the Company. While we continue to explore the feasibility of purchasing risk-shifting product liability insurance coverage from a third-party carrier or carriers, we cannot assure you that we will be successful in these efforts.

        In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent implant. Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. There was approximately $9.6 million remaining on the policy commitment at December 31, 2002 and $3.3 million remaining on the policy commitment at December 31, 2003. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims. There was $7.9 million remaining under this commitment at December 31, 2002 and approximately $6.2 million remaining at December 31, 2003. In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG on or before November 2005.

        In addition, at December 31, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $12.2 million, net of insurance. Thus, as of December 31, 2003, we had approximately $21.7 million in accruals and insurance to cover our future Trilucent-related liabilities. While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount. This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations. Further, the existing insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005. Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

        Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that more than 90% of the United Kingdom residents and more than two-thirds of the women in the rest of the world, who had these implants have had them removed. The product was not sold commercially in the United States. To date, an insurance company has honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005. However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage.

        Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants. To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of approximately 250 women who were explanted prior to June 6, 2000. See Part I, Item 3 Legal Proceedings. In Spain, although approximately 310 women have accepted our protocol, approximately 50 have commenced individual legal proceedings and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees. More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants). The claims of many of these women may now be time-barred under Spanish law. We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent, approximately 950 have been explanted, but only approximately 120 have made claims for bodily injury or financial loss (although we have already paid for their explants). By reason of adverse publicity concerning Trilucent in 2003 and the announced closure as of December 31, 2003 of our explantantion program, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2004 or in the following years.

        In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA's request by the Trilucent Scientific Advisory Panel, or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed. As a result of that research, the Panel could recommend that the remaining unexplanted Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 1,000 women. We could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast. As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent related liabilities in the future.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

        Physicians and potential and existing patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products and facial dermal fillers, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory activities, new government regulation, or bovine spongiform encephalopathy (BSE) or Creutzfeldt-Jacob, or "mad cow" disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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
  on-going and increased competition;

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

        Q-Med's facial aesthetic product Restylane® was approved for the U.S. facial aesthetics market by the FDA in December 2003. This product has experienced positive acceptance in Europe and other markets, in part because it does not require a pre-procedure skin test. Sales of such product may adversely affect our U.S. market position in facial aesthetics.

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

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation, become subject to damages, and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in two such matters. See Part I, Item 3. Legal Proceedings, Patents and License Litigation, Kuzmak Matter and Manders Matter.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform® (gelfacial injectable implants, raw materials derived from human sources, and silicone facial implants. In addition, we currently rely on Smith and Nephew for the supply of human collagen mesh.

        If there is any disruption in the supply of these materials, our sales and profitability for the affected products would be adversely affected.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

        More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros, or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture some of our breast implant products in Ireland and in Costa Rica. Commencing in November 2002 and through the beginning of 2004, we are transitioning our Santa Barbara-based manufacturing to Ireland and Costa Rica as well. Therefore, an increasing percentage of our operating expenses will be denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

        Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import. See Government Regulation section within Item 1 for additional information about the FDA approval process

        Our manufacturing facilities also are subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

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

  •
  governmental actions, regulations, rules, and orders;

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

RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

        Arthur Andersen LLP were the independent accountants for Inamed Corporation until July 19, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the consolidated financial statements of Inamed Corporation appearing in this Annual Report on Form 10-K into registration statements filed by Inamed Corporation with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we can not comply with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the consolidated financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

        The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 10, 2004, there were 35,439,777 shares of our common stock outstanding, with another 2.1 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options have been registered for resale with the Securities Exchange Commission.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED REVENUE OR EXPENSE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

        A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options as an example using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results of the way we conduct our business.

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

        We lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Canada, Australia, France, Germany, Italy, Japan, Spain, and the United Kingdom. We believe our facilities are generally adequate for our needs for the foreseeable future. In the fourth quarter of 2002, we announced the consolidation of the Santa Barbara manufacturing facility into our facilities in Costa Rica and Ireland. See Note 4 to the notes to the consolidated financial statements.

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

        Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, we terminated this support program effective as of December 31, 2003 in all countries other than Germany. Notwithstanding the termination of the general program, we may continue to pay for explanations and related expenses if a patient can justify her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, we pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. We also pay for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, more than 90% of the U.K. residents and more than two-thirds of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses. Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50.0 million in coverage through February 15, 2005.

        In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled and we do not face any Trilucent related claims or litigation in the United States at this time. One claim was settled without litigation for a small sum in the first quarter of 2003 and was covered by the Company's insurance settlement.

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

        In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol. To date, we have received approximately 310 claims under the Spanish protocol. In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees. Finally, approximately 50 women have commenced individual legal proceedings. To date, 7 of these proceedings have proceeded to judgment. We have won 4, and lost 3, of these cases. Damages in the cases we lost have averaged $18,000 per case. We are taking appeals in each of the 3 cases.

        In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. There was approximately $3.3 million remaining on the policy commitment at December 31, 2003. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $6.2 million remaining under this commitment at December 31, 2003. As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice. In addition, under the settlement with AIG, subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

        By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

        In addition, at December 31, 2003, we had an accrual for future Trilucent claims, costs, and expenses of approximately $12.2 million, net of insurance.

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

        Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3.0 million to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1.0 million annually and $3.0 million to $3.9 million in total. For 2000, our total obligation under the 3M agreement, as amended, was $0.3 million, which we paid. In March 2002, 3M made a demand under the 3M agreement for $0.2 million relating to 2001. We have not received a further request for indemnification under this agreement.

Brown Litigation

        In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T. U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by Inamed sought to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company. The complaint alleged that shaped saline implants manufactured and promoted by Inamed's subsidiary and Mentor unexpectedly spun or rotated, causing cosmetic anomalies, physical pain and emotional distress. In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants. The complaint sought compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling "billions" of dollars, and also seeks an injunction against continued sale of the allegedly defective implants. The only defendants in this action were McGhan and Mentor.

        As of March 3, 2004, we entered into a settlement agreement with the named plaintiffs in this litigation. We made a payment to the named plaintiffs of an immaterial amount to settle the matter, and the claims of such plaintiffs were dismissed with prejudice.

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

        We answered the complaint, denying all material factual allegations and asserting various affirmative defenses. In August, 2002, the Superior Court decided plaintiffs' motion to certify this action as a class action and denied that motion in its entirety. Plaintiffs have taken an appeal from that decision. In December, 2002, the Superior Court decided Inamed's motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs' reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204. The parties unsuccessfully attempted to mediate a settlement of the case in May 2003. Since then, however, the parties were able to reach an agreement in principle on a settlement of the action on a class wide basis. Without admitting any fault or liability, and to avoid the substantial cost of further complex litigation, Inamed will pay $2.1 million into a settlement fund for the costs of notice, claims administration, the payment of verified claims, court-approved reasonable attorney fees, and related matters. The Court has vacated all dates in the case, including a trial date, pending Court approval of the final settlement agreement. On November 5, 2003, the court preliminarily approved the settlement agreement in this case. Under a scheduling order entered into by the court, a hearing on the parties' application for final approval of the settlement is to be held on March 30, 2004.

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

        On February 15, 2002, we filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement. Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak. Inamed took an appeal from the federal district court's May 28 rulings to the U.S. Court of Appeals for the Federal Circuit. That appeal was fully briefed and, on April 9, 2003, argued. On May 15, 2003 the Federal Circuit affirmed the district court's grant of summary judgment on the basis that Inamed had not proven a breach of the Letter Agreement by Dr. Kuzmak. In so doing, however, the Federal Circuit expressly overruled the district court's conclusion that a binding contract to settle this litigation had never been formed. On the basis of certain language in the Federal Circuit's opinion that we believe renders the Letter Agreement currently enforceable, we moved the district court for a stay of all proceedings. The district court held a conference call on June 10, 2003 and suggested the parties seek clarification from the Federal Circuit regarding the implications of its opinion on the current enforceability of the Letter Agreement. We subsequently did so and the Federal Circuit denied the motion for clarification. We renewed its stay request, which the district court denied on July 22, stating that its interpretation of the Federal Circuit's opinion was that the Letter Agreement was terminated. We are currently evaluating our options with respect to enforcement of the Letter Agreement.

        Following its denial of the stay request, the district court held a "Markman" claim construction hearing on July 28, 2003 to construe certain disputed claim terms of the asserted patents. The final Claim Construction Order was issued on November 7, 2003. The court held a telephonic scheduling conference on November 19, 2003 at which time it set a schedule for briefing on Inamed's motions for summary judgment of invalidity and non-infringement as well as expert discovery. On January 29, 2004 the court held a hearing on Inamed's summary judgment motions for invalidity of the '339, '176 and '429 patents and for non-infringement of the '339 and '176 patents. Following the hearing, the court issued an order noting that the previously scheduled February 17, 2004 trial date was vacated and that the issues raised in Inamed's summary judgment motions remain under consideration and further directing the parties to submit a stipulation regarding a preferred trial date. On February 2, 2004 the parties submitted a stipulation requesting a trial date in late June 2004. The court has not yet confirmed such or any other date. Inamed will vigorously prosecute any remaining declaratory relief claims and defend any remaining infringement claims at trial.

        We continue to believe that the Letter Agreement is an enforceable settlement agreement, that Kuzmak or Ethicon breached it, and that we did not breach it. If we are ultimately successful in enforcing the Letter Agreement, we would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires. We would also be obligated to pay Ethicon a running royalty of thirty-six U.S. dollars per BioEnterics® LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million. In that event, the federal district court need not reach or decide Ethicon's claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims). However, we do not expect that we will be able to enforce the Letter Agreement before we are required to litigate the Patent Claims.

        If we lose at a trial of the Patent Claims, a judgment could be entered against us (i) for damages in the form of royalties payable to Ethicon from December, 1998, and (ii) enjoining us from making or selling the BioEnterics® LAP-BAND® System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the BioEnterics® LAP-BAND® System. Upon a finding that we willfully infringed one or more of the patents at issue, the Court could also hold us liable to Ethicon for treble damages. In terminating a license agreement with Dr. Kuzmak in 1998, we acted in reliance upon a written opinion issued by specialized patent counsel. This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

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

Manders Matter

        Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. The parties are proceeding with fact discovery, which will be completed in March 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The parties are in the process of drafting claim construction papers for these twelve claims in preparation for the Markman proceedings, which will begin in April 2004. Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

DIVIDENDS

        As a result of the fractional shares created by the three for two stock split, we paid cash of $0.1. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our credit facility permits the payment of cash dividends as long as the maintenance of financial ratios and other conditions are met.

MARKET INFORMATION

        On March 10, 2004, we had 429 stockholders of record. Our common stock price at the close of business on March 10, 2004, was $49.19 per share.

        The table below sets forth the high and low bid prices of our common stock for the periods indicated as reported on the NASDAQ National Market under the symbol IMDC. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2002
1st Quarter	$22.62	$17.34
2nd Quarter	$24.93	$17.41
3rd Quarter	$17.41	$8.56
4th Quarter	$21.81	$14.30
2003
1st Quarter	$24.00	$18.53
2nd Quarter	$37.64	$21.91
3rd Quarter	$52.45	$35.11
4th Quarter	$58.90	$44.27

SECURITIES AUTHORIZED FOR ISSUANCES UNDER EQUITY COMPENSATION PLANS

        See Part III Item 12 in Form 10-K for the securities authorized for issuances under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto included in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years through the period ended December 31, 2003.

	Years Ended December 31,
	2003	2002	2001	2000	1999(1)
Statements of income data:
Net sales	$332.6	$275.7	$238.1	$240.1	$189.3
Cost of goods sold	92.8	77.6	67.2	66.4	57.6

Gross profit	239.8	198.1	170.9	173.7	131.7

Operating expenses:
Selling, general and administrative	141.8	126.7	96.6	102.3	74.8
Research and development	21.5	13.6	12.2	9.9	10.3
Restructuring charges	—	5.1	12.0	—	—
Amortization of intangible assets and non-cash compensation	4.0	4.9	11.3	9.3	2.9

Total operating expenses	167.3	150.3	132.1	121.5	88.0
Operating income	72.5	47.8	38.8	52.2	43.7
Other income (expense):
Net interest expense and debt costs	(9.4)	(11.7)	(11.7)	(10.5)	(13.1)
Foreign currency transaction gains (losses)	(0.1)	0.3	(0.4)	2.6	0.3
Royalty income and other	4.2	5.8	5.0	7.0	1.4

Total other expense, net	(5.3)	(5.6)	(7.1)	(0.9)	(11.4)

Income before income tax expense	67.2	42.2	31.7	51.3	32.3
Income tax expense	14.2	9.3	10.7	14.3	(6.5	)(2)

Net income	53.0	32.9	21.0	37.0	38.8

Net income per share of common stock
Basic	$1.54	$1.04	$0.69	$1.21	$1.67
Diluted	$1.51	$1.00	$0.64	$1.07	$1.35
Weighted average shares outstanding:
Basic	34.5	31.5	30.3	30.6	23.3
Diluted	35.2	32.9	32.6	34.5	28.7

	December 31,
	2003	2002	2001	2000	1999(1)
	(millions)
Balance sheet data:
Working capital	$131.9	$81.4	$63.3	$50.8	$42.8
Total assets	501.0	439.4	400.2	385.9	309.4
Total long-term debt and capital leases (incl. current portion)	32.5	83.7	121.0	98.6	77.2
Stockholders' equity	351.5	232.7	174.4	167.7	134.1

(1)
The consolidated financial statements include the operations of Collagen Aesthetics, Inc. from September 1, 1999 to December 31, 1999.

(2)
1999 includes reversal of $15.5 million valuation allowance on the deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis (MD&A) is intended to help the reader to better understand Inamed Corporation. MD&A is provided as a supplement to-and should be read in conjunction with- our financial statements and the accompanying notes. The following provides a brief description of each section of our MD&A:

  •
  Company and Industry Overview—provides a general description of the Company, our market place, the basis for most of our revenues and expenses, and the product development pipeline,

  •
  Liquidity and Capital Resources—provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided,

  •
  Results of Operations—provides a consolidated analysis of the results of operations for the three years presented in our financial statements, including prospective information,

  •
  Application of Critical Accounting Policies and Estimates—provides a discussion on our accounting policies that require critical judgments and estimates.

COMPANY AND INDUSTRY OVERVIEW

        Inamed is a global health care company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples' lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles and the BioEnterics® LAP-BAND®System and BIB® Systems used to treat severe and morbid obesity. We generate approximately 33% of our revenues outside the U.S./Canada. Demand for our products remains on a steady positive trend upward in our primary markets notwithstanding economic conditions and the fact that most of our customers do not have access to reimbursement programs for purchases of our products. With 2003 sales of nearly $333.0 million, and approximately 1,200 employees in more than 10 countries, we are a global leader in developing innovative medical devices and implants that improve the quality of life for people around the world.

        Our primary markets are very competitive and subject to substantial government regulation. Pricing and market share pressures vary by product line and geographic market. In general, inflationary trends result in increases in our labor and material costs. In addition, there are foreign currency fluctuations and other risks associated with operating on a global basis, such as price and currency-exchange controls, import restrictions, and changing economic, social and political conditions in foreign countries. We expect these trends and risks to continue. We will continue to manage these issues by capitalizing on our market presence, developing innovative products, investing in human resources, consolidating manufacturing facilities, leveraging our cost structure, and possibly entering into alliances and other arrangements. We will also seek opportunities where appropriate to limit any potential unfavorable impacts of operating in countries with weakened economic conditions.

        We derive all of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S./Canada to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through third party distributors. We realize approximately 67% of our revenues from sales in the U.S./Canada and 33% internationally.

        We manufacture our products in California, Costa Rica and Ireland. We also purchase finished products and certain raw material components from third party manufacturers. The cost of goods sold represents the cost of third party finished products, raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies. In 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation (see Note 4 to the Consolidated Financial Statements).

        Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses incorporate the costs of finance, human resources, information services and legal and insurance costs.

        Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We also conduct research on materials technology, product design and product improvement.

        We feel that our development pipeline of products will favorably position our company to address the opportunities and challenges that lay ahead of us. Our development pipeline of products currently includes products that have commenced or will soon commence clinical development in the U.S. These products include:

  •
  Silicone gel-filled breast implants,

  •
  Hylaform® dermal fillers,

  •
  Botulinum toxin Type A product, and,

  •
  Juvederm dermal fillers.

        (For a further discussion on the status of U.S. and international regulatory approvals, see Part I Item 1. "Business" on our Annual Report on Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $80.5 million at December 31, 2003, an increase of $41.2 million from $39.3 million at December 31, 2002. At December 31, 2003, approximately $34.5 million of our cash was held internationally and may be subject to U.S. income tax if repatriated to the U.S. The increase during 2003 was the result of cash provided by operations of $75.2 million and cash from the issuance of common stock of $33.2 million offset primarily by net principal repayments of notes payable and long-term debt of $51.2 million and the purchase of plant and equipment of $12.1 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

        Cash provided by operations of $75.2 million in 2003 reflects net income of $53.0 million that was adjusted by non-cash charges including $15.3 million of depreciation and amortization and an $18.3 million tax benefit from stock option exercises, as well as the effect of an increase in trade accounts receivable of $20.5 million, a decrease in other assets of $8.4 million, and other changes in assets and liabilities. Cash provided by operations in 2002 of $43.8 million reflects net income of $32.9 million that was adjusted by non-cash charges, including $12.6 million of depreciation and amortization, special charges of $5.7 million and other non-cash items, as well as the effect of an increase in trade accounts receivable of $8.8 million, an increase in accruals and other long-term liabilities of $11.3 million, and other changes in assets and liabilities.

        Cash used in investing activities of $16.9 million in 2003 and $18.6 million in 2002 consisted primarily of capital expenditures for our global ERP system and capacity expansion projects. We anticipate spending between $23.0 and $26.0 million in 2004 on capital projects, primarily for production expansion at our Fremont and Arklow facilities.

        Cash used in financing activities in 2003 of $19.4 million reflected net principal payments of $51.2 million on our long-term debt, which were partially offset by $33.2 million in proceeds from the issuance of common stock upon the exercise of outstanding employee stock options. On July 25, 2003, we retired our existing term loan facility with a balance of $79.2 million and obtained a new credit facility having a principal balance of $65.0 million for a term of five years and also entered into a new revolving credit facility of $35.0 million. The borrowings under the new credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.25% that will decrease to LIBOR plus 2.0% at March 31, 2004. Cash used in financing activities in 2002 of $22.2 million reflected principal payments of $36.5 million on our long-term debt, including $25.0 million of principal prepayments which were partially offset by $14.3 million in proceeds from the issuance of common stock upon the exercise of outstanding warrants and employee stock options. As of December 31, 2003 our credit agreement allows us to use up to $75 million of its funds to pay dividends and purchase our common stock. We had no stock repurchase program in place as of December 31, 2003.

        As of December 31, 2003, we had long-term debt of $32.5 million. Annual principal payments of $10.0, $12.5, and $10.0 million are due in 2004 through 2006, each year, respectively. In addition, we have a $35.0 million revolving line of credit. As of December 31, 2003, we have used $14.8 million of the revolver capacity by having one of the banks issue letters of credit in favor of several insurance companies, the purpose of which is to collateralize liability insurance programs. The remaining $20.2 million of revolver capacity is unused as of December 31, 2003.

        The following summarizes our contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$32.5	$10.0	$22.5	$—	$—
Operating leases	50.2	8.3	12.8	8.0	21.1
Purchase obligations	3.8	2.8	1.0	—	—
Distribution agreements	31.3	7.8	23.5	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP *	55.8	9.0	23.4	6.4	17.0

Total	$173.6	$37.9	$83.2	$14.4	$38.1

* Total other long-term liabilities is $46.8 million. The $55.8 million includes $9.0 million of the short-term portion of the long-term obligation.

        The primary objectives for our cash investments are liquidity and safety of principal. Investments are generally of short duration and high credit quality.

        We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that we will be able to obtain sufficient replacement financing, which coupled with our operating cash flow, will be in an amount sufficient to repay the existing term loan. However, we may raise additional debt or equity capital from time to time.

RESULTS OF OPERATIONS

Sales

							03 vs. 02		02 vs. 01
	2003	Percent of sales	2002	Percent of sales	2001	Percent of sales	Dollar change	Percent change	Dollar change	Percent change
Inamed Aesthetics—Breast	$177.8	53%	$156.3	57%	$140.7	59%	$21.5	14%	$15.6	11%
Inamed Aesthetics—Facial	87.2	26%	73.8	27%	67.2	28%	13.4	18%	6.6	10%
Inamed Heatlh—Obesity intervention	63.1	20%	39.4	14%	24.1	10%	23.7	60%	15.3	63%
Other Products	4.5	1%	6.2	2%	6.1	3%	(1.7)	-27%	0.1	2%

Total	$332.6	100%	$275.7	100%	$238.1	100%	$56.9	21%	$37.6	16%

        Net sales (net of returns, discounts, and allowances), or sales, for 2003 were effected by foreign exchange rate fluctuations positively by approximately 4% in 2003, 1% in 2002 and negatively by 2% in 2001. We expect sales to grow at a low double-digit rate in 2004.

        Inamed Aesthetics—Breast.    The growth in 2003 and 2002 of breast aesthetic sales was driven by several key factors:

  •
  Acceptance of all aesthetics procedures has grown including breast augmentation and reconstruction.

  •
  Favorable demographics continue to emerge in the U.S. and internationally.

  •
  The introduction of new products and extensions of product lines better address the needs of the market. Some of these products were introduced in the second half of 2002. In the United States, we have seen a continued acceptance of the Style 68 smooth round saline matrix implants and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the adjunct clinical study for breast reconstruction. Internationally, our expanded offering of the cohesive Silicone Gel Matrix product line and the new "Soft Touch" cohesive silicone Gel Matrix has helped strengthen our position and growth.

        In 2004, sales of breast aesthetics products are expected to grow at a mid double-digit rate.

        Inamed Aesthetics—Facial.    Facial aesthetics sales for 2003 experienced positive growth in the U.S. The reasons for continued market and product growth spans several areas:

  •
  A focused marketing and advertising plan coupled with targeted execution by our sales representatives on our customer base has played a key role in establishing our position around our new human collagen products, CosmoDerm® and CosmoPlast®. In March 2003, we received approval from the FDA to market our human collagen-based dermal fillers, CosmoDerm® and CosmoPlast®, in the U.S. These products are derived from natural human collagen and do not require a pre-procedure skin test. These attributes are driving much of the increase in U.S. sales.

  •
  Acceptance of all aesthetics procedures has grown, including facial aesthetics procedures. This increase has largely been driven by the continuing strong performance of Allergan's botulinum toxin A, Botox®, and the continuing increase in the number of dermotologic techniques used.

  •
  In the U.S., favorable growth in the key demographic has strongly contributed to market and product expansion.

        Facial aesthetics sales for 2002 experienced strong growth in the U.S. which we attribute to the increasing acceptance of cosmetic procedures, the demographic expansion of the market segment that most uses anti-wrinkle products, the introduction and continued acceptance of Allergan's Botox® into the U.S. market, focused execution by our sales representatives and improved management of average selling prices. Our overall international facial sales were down in 2002. Sales growth in Europe was positive, but our sales performance declined in Japan more than offsetting the European growth.

        In 2004, sales of facial aesthetics products are expected to decrease slightly from 2003 due to the introduction of Restylane® in the United States in the first quarter of 2004.

        Inamed Health—Obesity Intervention.    The increase in 2003 and 2002 sales was primarily due to the following:

  •
  The continued and increased acceptance of the BioEnterics® LAP-BAND® System in the U.S.

  •
  The significant growth of sales in the U.S. of the BioEnterics® LAP-BAND® System in 2003 and 2002 can be attributed to a dedication to our formal LAP-BAND® System training programs and thus an increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally,

  •
  The obesity epidemic has been well documented in the press and will be a serious and prevalent health care issue for the foreseeable future.

        In 2004, sales of obesity intervention products are expected to increase in the 30% range over sales in 2003. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the BioEnterics® LAP-BAND® System versus other medical procedures.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percent change over prior year
2003	$92.8	27.9%	72.1%	0.2%
2002	$77.6	28.1%	71.9%	0.1%
2001	$67.2	28.2%	71.8%

        The improvement of gross margins in 2002 and 2003 reflected the emergence of a more balanced product portfolio and improved operational efficiencies. Included in cost of goods sold for 2003 and 2002 was $3.4 million and $0.6 million of accelerated depreciation respectively relating to the manufacturing consolidation. See Note 4 of the notes to the consolidated financial statements. In 2004, we expect cost of goods sold to be 26% to 28% and the gross profit margin to be 72% to 74% of sales, including the impact of accelerated depreciation from the manufacturing consolidation, which we estimate to be $0.4 million.

Selling, General, and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
2003	$141.8	42.6%	$15.1	11.9%
2002	$126.7	46.0%	$30.1	31.2%
2001	$96.6	40.6%

        In 2003 much of the increase in SG&A expenses was to support the launch of CosmoDerm® and CosmoPlast® with focus on consumer awareness, and royalties associated with the sales of our aesthetic products. Also included in SG&A was a $2.1 million charge related to a legal dispute with Sager et al. involving alleged misleading advertising that originated in the mid-1990s and a specific increase in the allowance for doubtful accounts for $2.1 million related to our Italian facial business which had been operated through a sales agency arrangement that we terminated subsequent to year end.

        In 2003 our selling and marketing expenses increased on an absolute basis and as a percentage of sales. Our general and administrative expense decreased in absolute dollars and decreased as a percentage of sales.

        In 2002 much of the increase in SG&A was due to the increased promotion of the BioEnterics® LAP-BAND® System and continued promotion of our Aesthetics products. There were also increases in insurance costs and legal fees associated with various legal matters as discussed in Note 20 of the notes to the consolidated financial statements. We have also specifically included $0.5 million of charges and credits related to litigation, $5.7 million for investment impairments, $1.3 for sales tax liability adjustments, and $(0.3) credits for other items.

        In 2002 our selling and marketing expenses increased on an absolute basis and as a percentage of sales. Our general and administrative expense increased in absolute dollars and increased as a percentage of sales.

        In 2004, we expect SG&A expenses to be in the range of 40% to 42% of sales, as we continue to invest in key business initiatives. These include several product launches in the breast and facial aesthetics businesses.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
2003	$21.5	6.5%	$7.9	58.1%
2002	$13.6	4.9%	$1.4	11.5%
2001	$12.2	5.1%

        The majority of the expenses in 2003 related to the clinical development programs for our Hylaform® dermal filler, the botulinum toxin Type A product, and the silicone gel and cohesive silicone gel breast implant clinical trial, and PMA applications as applicable in the U.S.

        The increase in 2002 over 2001 was due primarily to an increase in development expense funding for silicone-gel filled breast implants, Hylaform® dermal filler and the botulinum toxin Type A clinical trial.

        In 2004, we expect research and development expenses will increase $7.0 to $9.0 million over 2003 and be in the range of $28.0 to $30.0 million. The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

Restructuring Charges

        In 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through 2004 and involves transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. In 2003, we eliminated approximately 80 positions in Santa Barbara and approximately 70 will be eliminated in the first half of 2004. The majority of the costs relate to severance which will be paid from the beginning of 2003 through 2004. As part of the manufacturing consolidation we have accelerated the depreciation on certain assets with shortened useful lives. For the years ending December 31, 2003 and 2002 we incurred $3.4 and $0.6 million of accelerated depreciation charges included in cost of goods sold on the income statement. We expect additional accelerated depreciation charges related to this manufacturing consolidation of approximately $0.4 million in 2004.

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

Amortization

        In 2003 amortization of intangible assets and non-cash compensation was $4.0 million compared to $4.9 million in 2002 and $11.3 million in 2001, a decrease of $0.9 million in 2003 and $6.4 million in 2002. The decrease in 2003 was primarily due to one patent becoming fully amortized in August 2003. The decrease in 2002 was due to the adoption of FAS 142, under which goodwill and other intangible assets with indefinite lives are no longer amortized.

Interest Expense

        Net interest and other financing expense totaled $9.4 million, $11.7 million, and $11.7 million in 2003, 2002, and 2001, respectively. We had a decrease of $2.3 million, or 20%, in 2003 and no change in 2002. The decrease is due to lower interest rates and significantly lower debt levels, offset by additional charges each year for the recognition of unamortized loan fees and the realization of unrealized losses on our interest rate swap in connection with the refinancing and prepayment of our debt.

Foreign Currency

        Foreign currency gains and losses fluctuate based largely upon the fluctuation of the dollar to the EU Euro and the Japanese Yen.

Royalty Income and Other

        Royalty income, net of other expenses, was $4.2 million, $5.8 million, and $5.0 million in 2003, 2002, and 2001, respectively.

Income Tax Expense

        Our effective tax rate was 21%, 22%, and 34%, for 2003, 2002, and 2001, respectively. The lower tax rate in 2003 was due to increased economic activity in low tax jurisdictions and several non-recurring items, including the recognition of additional foreign net operating loss carryforwards, the write-off of the tax basis of certain foreign subsidiaries and the favorable resolution of several tax issues. The decrease in 2002 was related to the recognition of certain foreign net operating loss carryforwards, the utilization of miscellaneous tax credits, U.S. charges related to our manufacturing consolidation and other finance charges, all non-recurring items. In addition, our tax rate benefited from a lower state effective tax rate and increased economic activity in low tax jurisdictions. In 2004, we expect our effective tax rate to be in a range of 24% to 26%.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Revenue Recognition

        We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. We recognize revenue upon delivery of product to third party distributors and customers. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors' offices. Appropriate reserves are established for anticipated returns and allowances based on our product return history. We believe our estimates for anticipated returns is a "critical accounting estimate" because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, any deterioration of the accounts receivable aging, and changes in customer payment terms. We believe our estimates for our allowance for doubtful accounts is a "critical accounting estimate" because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

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

Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback losses, forecasted earnings and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. We believe the estimate of our income tax assets, liabilities and expense are "critical accounting estimates" because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Litigation

        We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection occurs. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

        We have an accrual for our "Confidence Plus" warranty program for our breast implant sales in the United States. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. We believe that our estimate for product warranties is a "critical accounting estimate" because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

Recent Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have a material impact on our financial position or results from operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results from operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results from operations.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary its cost of financing and operations.

        Interest Rate Exposure—Based on our overall interest rate exposure at December 31, 2003, which was variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2003, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

        Foreign Currency Exposure—Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the movement of the U.S. dollar relative to the euro and yen. Our transactional currency exposures arise when we or one of our subsidiaries enter into transactions denominated in currencies other than their local currency. We also face currency exposure arising from the translation of the financial results of our global operations into U.S. dollars at exchange rates that have fluctuated during the reporting period.

        From time to time, we have entered into agreements to hedge certain foreign currency exposures on commitments, denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. There were no foreign exchange forward contracts, transactions, or open contracts at December 31, 2003 or 2002. Based on Inamed's overall exposure for foreign currency at December 31, 2003, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

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

        In connection with the audits of the fiscal year ended December 31, 2001, and the subsequent interim period through July 19, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304 (a) (1) (v) of regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In the course of conducting this evaluation, our management evaluated our internal control framework with respect to certain accounts receivable in Italy that relate to sales of our facial aesthetics products. We had a sales agency arrangement with a third party pursuant to which the third party originated sales in Italy of our facial aesthetics products and collected the corresponding accounts receivable. The third party, after collecting certain receivables, failed to remit the proceeds to us. Upon discovery of this situation, we immediately terminated the agency relationship and recorded a charge, in the fourth quarter of 2003, of $2.1 million as an increase to the allowance for doubtful accounts. We were advised by KPMG LLP, our independent auditors, that the foregoing circumstances resulted in a reportable condition, but not a material weakness, with respect to our internal controls. Based upon this advice, management concluded that our disclosure controls and procedures may not have been effective with respect to the circumstances described above. Subject to the foregoing exception, based upon their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

        The information required in this item is incorporated herein by reference to of the information under the captions "Elections of Directors", "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        The information required in this item is incorporated herein by reference information under the heading "Executive Compensation" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required in this item is incorporated herein by reference the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuances Under Equity Compensation Plans" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2004.

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	52,500	$19.71	—
The 1998 Plan	675,000	11,150	$4.33	107,499
The 1999 Program	1,350,000	192,249	$43.16	271,416
The 2000 Option Plan	2,287,500	1,591,711	$33.81	4,246
The 2003 Outside Director Plan	225,000	37,500	$40.34	187,500

Equity compensation plans approved by Stockholders	4,762,500	1,885,110	$34.33	570,661
Stand Alone Options, not approved by Stockholders	2,426,250	200,001	$15.34	—

Total	7,188,750	2,085,111	$32.51	570,661

	Authorized shares	Number of shares issued	Available for Issuance
The 2003 Restricted Stock Plan	150,000	142,500	7,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required in this item is incorporated herein by reference to information under the caption "Certain Relationships and Related Transactions" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required in this item is incorporated herein by reference to information under the caption "Independent Public Accountants" of the registrant's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K

(a)
Index to Financial Statements and Financial Statement Schedule

(a)(1)	Consolidated Financial Statements:
	Reports of Independent Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
	Consolidated Statements of Income for three years ended December 31, 2003	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for three years ended December 31, 2003	F-5
	Consolidated Statements of Cash Flows for three years ended December 31, 2003	F-6
	Notes to Consolidated Financial Statements	F-8
(a)(2)	Consolidated Financial Statement Schedules:
	Schedule II—Valuation accounts	S-2
All other schedules are omitted because the required information is not present or is not required.
(a)(3)	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K.
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 22, 1998 by and between Inamed Corporation and Inamed Corporation (Delaware). (Incorporated herein by reference to Exhibit 2.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1998.)
2.2	Agreement and Plan of Merger, dated as of July 31, 1999, by and among Inamed Corporation, Inamed Acquisition Corporation and Collagen Aesthetics, Inc. (Incorporated herein by reference to Exhibit (c)(1) to Schedule 14D-1 filed by Inamed Corporation and Inamed Acquisition Corporation with the Commission on August 4, 1999.)
3.1	Inamed's Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
3.2	Inamed's By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 1999.
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed's Current Report on Form 8-K filed with the Commission on October 15, 1998.)
4.2	Registration Rights Agreement by and between Inamed Corporation and Santa Barbara Bank and Trust, as trustee, dated as of November 5, 1998. (Incorporated herein by reference to Exhibit 99.9 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1998.)
4.3	Amended and Restated Rights Agreement, dated as of November 16, 1999, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on November 19, 1999.)

4.4	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 1999, by and among Inamed Corporation, Appaloosa Management LP and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on December 30, 1999.)
4.5	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of April 1, 2002, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
4.6	Letter Agreement by and between Inamed Corporation and Appaloosa Management LP regarding Rights Agreement. (Incorporated herein by reference to Exhibit 4.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.1	Loan Agreement, dated as of September 1, 1999, by and among Inamed Corporation and Inamed Acquisition Corporation, as Borrowers, the Initial Lenders named therein, as Initial Lenders, and Ableco Finance LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.1 of Inamed's Current Report on Form 8-K filed with the Commission on September 15, 1999.)
10.2	Loan Agreement, dated as of February 1, 2000, by and among Inamed Corporation, as Borrower, and the Several Lenders from Time to Time Parties Hereto, First Union National Bank, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, GMAC Commercial Credit, LLC, as Documentation Agent, and Bear Stearns & Co., as Arranger. (Incorporated herein by reference to Exhibit 10.2 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.6	Option agreement for Nicholas L. Teti, dated July 23, 2001. (Incorporated herein by reference to Exhibit 10.6 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.7	Option agreement for Hani Zeini, dated September 28, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.8	Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.)
10.9	Second Amendment to the Lease by and between AMB Property, LP, and Collagen Corporation dated as of October 27, 1993 for 48340 Milmont Drive, Fremont, California. (Incorporated herein by reference to Exhibit 10.9 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.10	Second Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 8, 1996 for 5540 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.10 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.11	First Amendment to the Lease by and between Ekwill Partners, Ltd., and McGhan Medical Corporation dated as of May 5, 1996 for 5520 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.11 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.12	Lease Agreement by and between Zona Franca Metropólitana, S.A., and McGhan Medical Corporation dated as of May 13, 1999 for Leased Premises in Barreal de Heredia, within Metro Free Zone, Costa Rica. (Incorporated herein by reference to Exhibit 10.12 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.13	Contract of Operation by and between La Promotora de Comércio Exterior de Costa Rica and McGhan Médico, S.A., dated November 30, 1999. (Incorporated herein by reference to Exhibit 10.13 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.14	Sublease Agreement by and between McGhan Medical Corporation and Agility Communications, Inc. dated as of January 28, 2000 for 600 Ward Drive, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.14 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.15	Lease by and between Rockber Partners, LLC, and McGhan Medical Corporation dated as of November 16, 1999 for 71 South Los Carneros, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.15 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.16	Amendment to Lease by and between Ekwill Street, LP and McGhan Medical Corporation dated as of September 1, 2001 for 5511, 5531, 5551, and 5571 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.16 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.17	Sub-Lease by and between the Industrial Development Authority and McGhan Limited dated as of August 29, 1990 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.17 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.18	Agreement to Grant Option to Purchase Premises by and between the Industrial Development Authority and McGhan Limited dated as of August 30, 1991 for Kilbride, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.18 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.19	Lease Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.19 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.20	Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 25, 1994 for the right to surrender that Lease dated September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.20 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.21	Fourth Amendment to Lease by and between Browne Trust Number Two and Inamed Corporation dated as of April 4, 1987 for 1035 Cindy Lane, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.21 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.22	Standard Sublease by and between Q.A.D., Inc and BioEnterics Corporation dated as of February 23, 2000 for 6420 Via Real, Suites 8 & 9, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.22 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.23	Standard Sublease by and between ValueClick, Inc. and BioEnterics Corporation dated as of November 1, 2000 for 6430 Via Real, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.23 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.24	Standard Sublease by and between Q.A.D., Inc. and BioEnterics Corporation dated as of December 21, 1999 for 6430 Via Real, Suites 3, 4 & 5, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.24 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.25	Standard Industrial Lease by and between William D. & Edna J. Wright dba South Coast Business Park and Q.A.D., Inc. dated as of November 30, 1993 for 6430 Via Real, Suites 3 through 8, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.25 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.26	Standard Industrial/Commercial Single-Tenant Lease by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 for 1125 Mark Avenue, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.26 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.26	Standard Industrial/Commercial Single-Tenant Lease by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 for 1125 Mark Avenue, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.26 of Inamed's Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.39	United States Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.40	International Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)
10.41	Development Agreement and Amendment to United States Distribution Agreement dated September 30, 2002 between Genzyme Biosurgery Corporation and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.41 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002.)
10.42	Transition and Advisory Agreement dated July 2002 by and between Richard G. Babbitt and BIA Advisors, Inc. and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.42 of Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 15, 2002.)
10.43	Employment Agreement by and between Inamed Corporation and Robert Vaters, dated January 21, 2003. (Incorporated herein by reference to Inamed's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.)
10.44	Credit Agreement, dated as of July 25, 2003, by and among the Company, certain of its subsidiaries and the Lenders set forth on the signature page to the Credit Agreement. (Incorporated herein by reference to Exhibit 99.1 of Inamed's Form 8-K filed with the Commission on August 8, 2003.)
10.45	Security Agreement, dated as of July 25, 2003, by and among the Company, certain of its subsidiaries and the Lenders set forth on the signature page of the Security Agreement. (Incorporated herein by reference to Exhibit 99.2 of Inamed's Form 8-K filed with the Commission on August 8, 2003.)
10.46	Amendment to the Inamed Corporation 2000 Employee Stock Purchase Plan restated as of May 12, 2003. (Incorporated herein by reference to Annex A of Inamed's 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
10.47	Inamed Corporation 2003 Restricted Stock Plan as of May 12, 2003. (Incorporated herein by reference to Annex B of Inamed's 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
10.48	Inamed Corporation 2003 Outside Director Compensation Plan as of May 12, 2003. (Incorporated herein by reference to Annex C of Inamed's 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
10.49	Employment Agreement by and between Inamed Corporation and Joseph A. Newcomb, dated August 1, 2003. (Incorporated herein by reference to Inamed's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.)
21.0	Subsidiaries of registrant.
23.1	Consent of KPMG LLP.
23.2	Notice regarding consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Current Reports on Form 8-K

        Form 8-K furnished October 29, 2003—The Company issued a press release regarding the Company's financial results for its third fiscal quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
By:	/s/ NICHOLAS L. TETI Nicholas L. Teti Chairman, President and Chief Executive Officer March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NICHOLAS L. TETI Nicholas L. Teti	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ ROBERT S. VATERS Robert S. Vaters	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ JOY A. AMUNDSON Joy A. Amundson	Director	March 15, 2004
/s/ JAMES E. BOLIN James E. Bolin	Director	March 15, 2004
/s/ MALCOLM R. CURRIE, PH.D. Malcolm R. Currie, Ph.D.	Director	March 15, 2004
/s/ JOHN C. MILES John C. Miles	Director	March 15, 2004
/s/ MITCHELL S. ROSENTHAL, M.D. Mitchell S. Rosenthal, M.D.	Director	March 15, 2004
/s/ TERRY E. VANDEWARKER Terry E. Vandewarker	Director	March 15, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Inamed Corporation:

        We have audited the accompanying consolidated balance sheets of Inamed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the 2003 and 2002 consolidated financial statements, we have also audited the 2003 and 2002 financial statement schedule as listed in the accompanying index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule, prior to the revisions discussed in Notes 1 and 2, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 1, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. As described in Notes 1 and 2, these financial statements have been restated to reflect the three-for-two stock split that was declared by the Company's Board of Directors on October 30, 2003 and have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Note 1 that were applied to restate the 2001 consolidated financial statements and the transitional disclosures described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Inamed Corporation, other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Los Angeles, California

February 19, 2004

THIS IS A CONFORMED COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH INAMED CORPORATION'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION. THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 2001 AND THE INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 2000 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS TO WHICH THIS REPORT RELATES HAVE BEEN RESTATED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT WHICH WAS DECLARED BY INAMED CORPORATION'S BOARD OF DIRECTORS ON OCTOBER 30, 2003 AND HAVE BEEN REVISED TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, WHICH WAS ADOPTED BY THE COMPANY AS OF JANUARY 1, 2002.

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

Arthur Andersen LLP

Los Angeles, California

February 1, 2002

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2003 and 2002

(millions, except par value)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$80.5	$39.3
Trade accounts receivable, net of allowances of $19.7 and $11.5 in 2003 and 2002, respectively	63.7	45.4
Inventories, net	47.0	43.0
Prepaid expenses and other current assets	10.6	13.5
Deferred income taxes	10.3	14.7

Total current assets	212.1	155.9

Property and equipment, net	51.2	48.4
Goodwill	151.2	150.0
Other intangible assets, net	44.5	43.7
Deferred income taxes	32.9	23.5
Other assets	9.1	17.9

Total assets	$501.0	$439.4

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10.0	$4.9
Accounts payable	23.5	22.1
Income taxes payable	10.3	11.7
Accrued liabilities and other	36.4	35.8

Total current liabilities	80.2	74.5

Long-term debt, net of current portion	22.5	78.8
Other long-term liabilities	46.8	53.4
Commitments and contingencies (see notes 18 and 20)
Stockholders' equity:
Common stock, $0.01 par value; authorized 50.0 shares; issued 35.3 and 32.9 shares; outstanding 35.3 and 32.9 shares for 2003 and 2002, respectively	0.4	0.3
Additional paid-in capital	223.3	164.8
Deferred compensation	(6.9)	—
Retained earnings	128.9	76.0
Accumulated other comprehensive income (loss)	5.8	(8.4)

Total stockholders' equity	351.5	232.7

Total liabilities and stockholders' equity	$501.0	$439.4

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2003

(millions, except par value)

	2003	2002	2001
Net sales	$332.6	$275.7	$238.1
Cost of goods sold	92.8	77.6	67.2

Gross profit	239.8	198.1	170.9

Operating expenses:
Selling, general and administrative	141.8	126.7	96.6
Research and development	21.5	13.6	12.2
Restructuring charges	—	5.1	12.0
Amortization of intangible assets and non-cash compensation	4.0	4.9	11.3

Total operating expenses	167.3	150.3	132.1

Operating income	72.5	47.8	38.8

Other income (expense):
Net interest expense and debt costs	(9.4)	(11.7)	(11.7)
Foreign currency transaction gains (losses)	(0.1)	0.3	(0.4)
Royalty income and other	4.2	5.8	5.0

Total other expense, net	(5.3)	(5.6)	(7.1)

Income before income tax expense	67.2	42.2	31.7
Income tax expense	14.2	9.3	10.7

Net income	$53.0	$32.9	$21.0

Net income per share of common stock
Basic	$1.54	$1.04	$0.69

Diluted	$1.51	$1.00	$0.64

Weighted average shares outstanding:
Basic	34.5	31.5	30.3

Diluted	35.2	32.9	32.6

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders Equity and Comprehensive Income

For the Three Years Ended December 31, 2003

(millions)

	Common Stock (Issued)
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Deferred Compensation		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2000	31.0	0.3	161.8	(8.8)	22.1	—	(7.8)	167.6

Comprehensive income:
Net income					21.0			21.0
Translation adjustment							(3.0)	(3.0)
Unrealized loss on interest rate swaps							(4.2)	(4.2)

Total comprehensive income								13.8
Stock repurchase				(15.2)				(15.2)
Compensation expense			0.4					0.4
Employee stock purchase plan			0.7					0.7
Exercise of stock options and warrants	0.9		4.4					4.4
Tax benefit of stock option exercises			2.7					2.7

Balance, December 31, 2001	31.9	0.3	170.0	(24.0)	43.1	—	(15.0)	174.4

Comprehensive income:
Net income					32.9			32.9
Translation adjustment							6.3	6.3
Unrealized gain on interest rate swaps							0.3	0.3

Total comprehensive income								39.5
Cancellation of treasury stock	(1.5)	(24.0)	24.0					—
Compensation expense		0.7						0.7
Employee stock purchase plan	0.1	0.4						0.4
Exercise of stock options and warrants	2.4	13.9						13.9
Tax benefit of stock option exercises			3.8					3.8

Balance, December 31, 2002	32.9	0.3	164.8	—	76.0	—	(8.4)	232.7

Comprehensive income:
Net income					53.0			53.0
Translation adjustment							10.2	10.2
Unrealized gain on interest rate swap agreement							0.4	0.4
Realization of loss on interest rate swap agreement							3.6	3.6

Total comprehensive income								67.2
Cash paid for fractional share impact of stock split					(0.1)			(0.1)
Restricted stock grant	0.1		7.0			(7.0)		—
Employee stock purchase plan	0.1		1.9					1.9
Amortization of stock compensation						0.1		0.1
Exercise of stock options	2.2	0.1	31.3					31.4
Tax benefit of option exercises			18.3					18.3

Balance, December 31, 2003	35.3	$0.4	$223.3	$—	$128.9	$(6.9)	$5.8	$351.5

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(millions)

	2003	2002	2001
Cash flows from operating activities:
Net income	$53.0	$32.9	$21.0
Non-cash elements included in net income:
Depreciation and amortization	15.3	12.6	15.8
Tax benefit from stock option exercises	18.3	3.8	2.7
Deferred income taxes	(5.0)	(1.7)	1.8
Non-cash compensation	0.1	0.7	0.4
Loss on disposition of property and equipment	0.2	0.6	0.1
Provision for doubtful accounts, notes, and returns	7.3	1.7	4.0
Amortization of deferred loan costs	0.5	1.5	—
Write-off of deferred loan fees	1.6	—	—
Special charges	—	5.7	—
Changes in operating assets and liabilities:
Trade accounts receivable	(20.5)	(8.8)	0.7
Inventories	(2.0)	2.0	(9.3)
Prepaid expenses and other current assets	2.4	(6.6)	(0.9)
Other assets	8.4	(15.7)	3.1
Accounts payable	0.8	1.8	(2.0)
Income taxes payable	(3.0)	2.0	0.9
Accruals and other long-term liabilities	(2.2)	11.3	(5.7)

Net cash provided by operating activities	75.2	43.8	32.6

Cash flows from investing activities:
Purchase of property and equipment	(12.1)	(14.8)	(18.6)
Purchase of intangibles	(4.8)	—	—
Other	—	(3.8)	3.0

Net cash used in investing activities	(16.9)	(18.6)	(15.6)

Cash flows from financing activities:
Proceeds of long-term debt	65.0	—	25.0
Decreases in capital leases	—	—	(0.1)
Principal repayment of long-term debt	(116.2)	(36.5)	(15.2)
Payment of deferred loan costs	(1.3)	—	—
Issuance of common stock	33.2	14.3	5.1
Payment of cash dividend	(0.1)	—	—
Acquistion of treasury shares	—	—	(16.3)

Net cash used in financing activities	(19.4)	(22.2)	(1.5)

Effect of exchange rate changes on cash	2.3	1.5	(3.0)
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	41.2	4.5	12.5
Cash and cash equivalents at beginning of year	39.3	34.8	22.3

Cash and cash equivalents at end of year	$80.5	$39.3	$34.8

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8.1	$11.2	$10.1

Income taxes	$5.1	$5.3	$5.9

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2003, 2002, and 2001

(millions)

        Supplemental Schedule of Non-Cash Investing and Financing Activities:

        Year Ended December 31, 2001.    Inamed recorded an additional license for $1.4. Furthermore, Inamed entered into an interest rate swap agreement for $50.0. As of December 31, 2001, the estimated value of the swap liability was approximately $4.2.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(millions)

NOTE 1—DESCRIPTION OF BUSINESS

        Inamed Corporation, a Delaware corporation, and its subsidiaries ("Inamed") or the ("Company"), is a global health care company that develops, manufactures, and markets a diverse line of products that enhance the quality of people's lives. The Company has three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders sold largely for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and other dermal fillers sold largely to dermatologists and plastic surgeons), and obesity intervention (consisting of products for use in treating severe and morbid obesity). Our manufacturing locations are in California, Costa Rica, and Ireland; and our administrative support functions are principally in California and Ireland. We sell our products through our staff of sales representatives in the U.S. and other countries; through our wholly owned subsidiaries, and in certain countries through independent distributors.

Common Stock Split

        On October 30, 2003, the Board approved a three for two stock split of the Company's Common Stock in the form of a 50 percent stock dividend. The stock split was effected on December 15, 2003 for shareholders of record at the close of business on December 1, 2003. A total of 11,727,612 shares of common stock were issued in connection with the stock split. The par value of the shares was not changed from $0.01. All references in the Annual Report on Form 10-K to shares, per share amounts, stock option data and market prices of the Company's stock have been restated to reflect the stock split.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

        Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

Current Vulnerability Due to Certain Concentrations

        Inamed has limited sources of supply for certain raw materials and finished goods that are significant. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized software costs are included in "Property, plant and equipment, net" in the consolidated balance.

Accounting for Long-Lived Assets

        Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal address situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. Inamed has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. With the exception of the manufacturing consolidation that occurred in 2002 (see Note 4), Inamed does not believe that any such changes have taken place.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of distribution rights, purchased technology and patents. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. As a result, goodwill is no longer amortized, but was subject to a transitional impairment analysis and is tested for impairment on an annual basis in October, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

        License and distribution rights—In the normal course of business, the Company enters into collaborative license and distribution contracts. These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant. When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology's development to determine the appropriate accounting treatment. Payments for these rights made in advance of regulatory approval will be evaluated for capitalization based upon the probabilities of certain factors including: the contract, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information. Payments made to third parties subsequent to regulatory approval will be capitalized. Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to seventeen years. Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense. License rights are assessed periodically for impairment.

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

Accrued Warranty
Balance at December 31, 2000	$8.4
Accruals for warranties issued during the period	4.3
Settlements made during the period	(3.0)

Balance at December 31, 2001	$9.7
Accruals for warranties issued during the period	3.8
Adjustments made to accruals related to pre-existing warranties	(0.6)
Settlements made during the period	(3.4)

Balance at December 31, 2002	$9.5
Accruals for warranties issued during the period	5.0
Settlements made during the period	(4.1)

Balance at December 31, 2003	$10.4

Revenue Recognition

        Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

Research and Development (R&D)

        Inamed conducts its R&D internally as well as through contracts with other companies in the research and development of new products and processes. R&D expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trials and related clinical manufacturing costs, contract services, and other outside costs. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all R&D costs are expensed as incurred.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Inamed adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002 and will adopt, upon the completion of final FASB rules, the fair value based method of accounting for stock-based employee compensation.

        On December 15, 2003 Inamed's Board granted to certain executives 142,500 shares from the 2003 restricted stock plan. In accordance with APB No. 25 Inamed has recorded $7.0 in deferred stock based compensation. Stock compensation expense will be recognized over the vesting period of the stock. The awards vest fifty percent in July 2006 and the balance in July 2008. The holders of the restricted stock are also "locked out" from selling any of these shares prior to July 2008, with the exception that shares may be sold as of July 2006 to satisfy tax liabilities. Stock compensation expense for the year ended December 31, 2003 was $0.1.

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

Year	Risk Free Interest Rate	Weighted Average Expected Life of the Option (Years)	Volatility Factor
2003	2.74% - 3.25%	4	34.7% - 58.2%
2002	3.01% - 4.46%	4	33.6% - 75.0%
2001	3.66% - 4.99%	5	78.2%

        The option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because Inamed's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

        Had compensation costs for Inamed's stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed's net income would have been decreased to the pro forma amounts indicated below:

	2003	2002	2001
Net income as reported	$53.0	$32.9	$21.0
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.1	0.4	0.3
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(5.5)	(4.9)	(5.3)

Pro forma net income	$47.6	$28.4	$16.0

Earnings Per Share
Basic as reported	$1.54	$1.04	$0.69
Basic pro-forma	$1.38	$0.90	$0.53
Diluted as reported	$1.51	$1.00	$0.64
Diluted pro-forma	$1.34	$0.86	$0.49

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of income. Accumulated foreign currency gains (losses) were $5.8 and $(4.4) in 2003 and 2002, respectively.

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

Interest Rate Swaps

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133", as amended by SFAS No. 149, "Amendment of Statement 133 on Deriviative Instruments and Hedging Activities,". SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. If the hedging criteria in SFAS No. 133 are met, the resulting valuation adjustments are included in stockholders' equity as a component of other comprehensive income (loss), net of tax when no ineffectiveness exists. Amounts in accumulated other comprehensive income (loss) shall be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings or when a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur. (See Note 10 for a further discussion on the swap).

Recent Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have a material impact on our financial position or results from operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company does not anticipate the adoption of SFAS No. 149 will have a material effect on its financial position or results from operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results from operations.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results from operations.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        In 1999, Inamed acquired Collagen Aesthetics, Inc., (Collagen) a designer, developer, manufacturer and marketer of products that treat defective, diseased, traumatized or aging human tissue. The principal acquired products, Zyderm™ and Zyplast™ collagen-based dermal fillers are used in aesthetic applications for the correction of scars and facial wrinkles. Inamed recorded goodwill for the difference between the aggregate purchase price and the fair value assets and liabilities acquired.

        During the first quarter of 2002 Inamed adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no transitional impairment of goodwill. Inamed performed its annual impairment test of goodwill using a market value approach, during the fourth quarters of 2003 and 2002 and determined that there was no impairment of goodwill.

        Goodwill was $151.2 as of December 31, 2003 and $150.0 as of December 31, 2002. The changes since December 31, 2002 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

        Net other intangible assets subject to amortization were $40.4 and $39.7 as of December 31, 2003 and 2002, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization were $4.1 and $4.0 at December 31, 2003 and 2002, respectively. Total other intangible assets are as follows:

		December 31, 2003			December 31, 2002
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	12.0	$51.1	$(14.9)	$36.2	$46.6	$(11.8)	$34.8
Patents	15.5	5.7	(1.5)	4.2	5.9	(1.0)	4.9
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—

Total intangibles subject to amortization		$59.2	$(18.8)	$40.4	$54.9	$(15.2)	$39.7

Other intangibles not subject to amortization		4.1	—	4.1	4.0	—	4.0

Total other intangibles		$63.3	$(18.8)	$44.5	$58.9	$(15.2)	$43.7

        Aggregate amortization expense for intangible assets was $4.0, $4.2, and $3.3 for the years ended December 31, 2003, 2002, and 2001 respectively. For the years 2004 through 2006, amortization expense is expected to be between $4.3 and $5.0, annually.

        The following table presents net income on a comparable basis, after adjustment for amortization of goodwill and other intangible assets no longer subject to amortization for the years ended December 31 (per share amounts shown as actual, not millions):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2002
Net income as reported	$53.0	$32.9	$21.0
Add back:
Goodwill amortization, net of tax	—	—	3.7

Adjusted net income	$53.0	$32.9	$24.7

Basic earnings per share:
As reported	$1.54	$1.04	$0.69

As adjusted	$1.54	$1.04	$0.82

Diluted earnings per share
As reported	$1.51	$1.00	$0.64

As adjusted	$1.51	$1.00	$0.76

NOTE 4—RESTRUCTURING COSTS

        Inamed recorded $5.1 of restructuring costs in 2002. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation will lead to improved efficiencies and cost savings. The consolidation will continue through the beginning of 2004 and involves transitioning Santa Barbara-based manufacturing to the Company's facilities in Costa Rica and Ireland. The Company will eliminate approximately 150 manufacturing positions in Santa Barbara and add approximately half of those positions in Ireland and Costa Rica by April 2004. The majority of the costs relate to severance which will be paid from the beginning of 2003 through early 2004. Through December 31, 2003, 87 employees have received severance. Inamed has accounted for the restructuring in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives. For the years ending December 31, 2003 and 2002 Inamed recorded $3.4 and $0.6 of accelerated depreciation charges included in cost of goods sold. Inamed expects additional accelerated depreciation charges related to this manufacturing consolidation of approximately $0.4 in 2004.

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

        A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Asset Write Offs	Total
2001 restructuring accrual:
2001 restructuring charge	$11.2	$0.8	$—	$12.0
Cash paid through December 31, 2001	(7.5)	—	$—	(7.5)

Accrual balance at December 31, 2001	$3.7	$0.8	$—	$4.5
Cash paid through December 31, 2002	(2.4)	(0.6)	—	(3.0)

Accrual balance at December 31, 2002	$1.3	$0.2	$—	$1.5
Cash paid through December 31, 2003	(0.6)	(0.2)	—	(0.8)

Accrual balance at December 31, 2003	$0.7	$—	$—	$0.7
2002 restructuring accrual:
2002 restructuring charge	$4.7	$—	$0.4	$5.1
Cash paid through December 31, 2002	—	—	(0.4)	(0.4)

Accrual balance at December 31, 2002	$4.7	$—	$—	$4.7
Cash paid through December 31, 2003	(1.5)	—	—	(1.5)

Accrual balance at December 31, 2003	$3.2	$—	$—	$3.2

Total accrual balance at December 31, 2003	$3.9	$—	$—	$3.9

NOTE 5—SPECIAL CHARGES

        Special charges of $6.7 relating to the twelve months ended December 31, 2002 have been reclassified on the Income Statement. The following have been specifically included in selling, general, and administrative expenses: $0.5 of charges and credits related to litigation, $5.7 for investment impairments, $0.3 of other; $1.3 for sales tax liability adjustments, and a $0.6 credit for a sales tax refund. The $0.5 gain on the sale of an investment has been included in other income/expense.

NOTE 6—NET INCOME PER SHARE (Per share data shown as actual, not millions)

        Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. A computation of per share earnings for the three years ended December 31, 2003 are as follows:

	2003		2002		2001
Net Income—Basic and Diluted	$53.0		$32.9		$21.0

Weighted average shares outstanding—Basic	34.5		31.5		30.3
Dilutive effect of stock options and warrants	0.7	(1)	1.4	(1)	2.3	(1)

Weighted average shares outstanding—Diluted	35.2		32.9		32.6
Per share amount
Basic	$1.54		$1.04		$0.69

Diluted	$1.51		$1.00		$0.64

(1)
The calculation excludes 0.3, 1.0 and 1.4, options that are anti-dilutive for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 7—INVENTORIES

        Inventories are summarized as follows:

	December 31,
	2003	2002
Raw materials	$11.7	$8.2
Work in progress	7.1	14.6
Finished goods	28.2	20.2

	$47.0	$43.0

        Inamed capitalizes inventory costs associated with product candidates prior to regulatory approval, based on its judgment of probable future commercialization. At December 31, 2002, Inamed had $8.5 of such product, comprised entirely of bioengineered human collagen in support of the introduction of CosmoDerm® and CosmoPlast® in March 2003. As of December 31, 2003, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment, at cost, is summarized as follows:

	December 31,
	2003	2002
Machinery and equipment	$50.6	$30.9
Leasehold improvements	36.8	41.6

Gross property and equipment	87.4	72.5
Less: Accumulated depreciation and amortization	(36.2)	(24.1)

Property and equipment, net	$51.2	$48.4

NOTE 9—ACCRUED LIABILITIES AND OTHER

        Accrued liabilities and other is summarized as follows:

	December 31,
	2003	2002
Salaries, wages, and payroll taxes	$14.7	$10.5
Acquisition and restructuring costs	2.4	3.8
Royalties payable	2.6	1.9
Trilucent liability, current	3.5	3.5
Accrued legal and settlement expense	1.0	1.0
Sales tax liability	5.0	5.1
Warranty provision, current	2.7	2.6
Other	4.5	7.4

Total accrued liabilities and other	$36.4	$35.8

NOTE 10—INTEREST RATE SWAPS

        At December 31, 2002 Inamed had an interest rate swap agreement with a financial institution. The purpose of this agreement was to establish a hedge against interest rate fluctuations associated with Inamed's variable interest rate debt. The swap agreement fixed the interest rates at 9.815% on a $39.8 notional value. The swap required monthly interest payments to settle the differences in its fixed rates compared to one month London Interbank Offered Rate ("LIBOR") plus 3.5%. Inamed included these payments in interest expense. At December 31, 2002, the fair value of the swap represented a liability of approximately $3.9, which is included in other long-term liabilities in the accompanying consolidated balance sheets and accumulated other comprehensive income (loss). In July 2003, the Company terminated the interest rate swap agreement. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133," as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," as of June 30, 2003, the Company had determined that it was probable that the original forecasted transactions would not occur, and therefore all remaining unrealized losses of $3.6 previously included in accumulated other comprehensive income (loss) were reclassified to realize the losses in net interest expense and debt costs. As of December 31, 2003, the Company had no interest rate swap.

NOTE 11—LONG-TERM DEBT

        Long-term debt consisted of the following amounts:

	December 31,
	2003	2002
Variable 1-month LIBOR plus 3.5% notes ("Term Notes"), due in January 2005	$—	$79.8
Variable 1-month LIBOR plus 2.25% note, due in July 2008	32.5	—
6% MPDI Note Payable, maturing in December 2003	—	3.9

	32.5	83.7
Less: current maturities	(10.0)	(4.9)

Long-term debt	$22.5	$78.8

        On July 25, 2003, the Company retired its existing term loan facility with a balance of $79.2 and obtained a new credit facility having a principal balance of $65.0 for a term of five years and also entered into a new revolving credit facility of $35.0. The borrowings under the new credit facilities bear interest at LIBOR plus 2.25% that will decrease to LIBOR plus 2.0% at March 31, 2004. The variable interest rate as of December 31, 2003 applicable to Inamed's long term debt was approximately 3.4%.

        As a result of the refinancing transaction and an accelerated principal payment on the new credit facility, the Company expensed unamortized deferred loan fees in the amount of $1.4 during 2003.

        The long-term debt facilities above are secured by substantially all of the Company's assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio. In addition, the sum of funds used to pay dividends and purchase shares of the Company's common stock is limited to $75.0 over the life of the facility. As of December 31, 2003, the Company was in compliance with these covenants.

        As of December 31, 2003 and 2002, Inamed had $.9 and $1.6, respectively of unamortized financing costs recorded in other assets. The balance as of December 31, 2003 is to be amortized ratably over the life of the term loan facility maturing in July 2008.

        On July 25, 2003, Inamed retired a 6.0% note, prior to the December 2003 maturity date, held by Medical Products Development, Inc., in the amount of $4.1.

        Net interest expense for 2003, 2002, and 2001 was $9.4, $11.7, and $11.7, respectively.

        The aggregate maturities required on long-term debt at December 31, 2003 are as follows:

Term Notes
2004	$10.0
2005	12.5
2006	10.0

$32.5

NOTE 12—INCOME TAXES

        Income tax expense is summarized as follows:

	2003	2002	2001
Current
Federal	$(2.7)	$2.5	$0.7
State and local	(0.3)	0.4	0.1
Foreign	4.1	4.0	4.7

	$1.1	$6.9	$5.5

Deferred
Federal	$(1.0)	$1.6	$2.4
State and local	(2.4)	(1.7)	0.1
Foreign	(1.8)	(1.3)	—

	(5.2)	(1.4)	2.5
Charge in lieu of taxes attributable to tax benefit from employee stock options	18.3	3.8	2.7

Total income tax expense	$14.2	$9.3	$10.7

        The domestic and foreign components of income before income taxes were $32.1 and $35.1, respectively, for the year ended December 31, 2003, and $24.0 and $18.2, respectively, for the year ended December 31, 2002, and $9.1 and $22.6, respectively, for the year ended December 31, 2001.

        The income tax expense differs from the amounts computed by applying the applicable federal statutory rate due to the following:

	2003	2002	2001
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.5%	-1.2%	-1.6%
Amortization of goodwill	—	—	6.0%
Benefit of lower foreign tax brackets	-8.9%	-9.6%	-11.0%
Detriment (benefit) of extraterritorial income exclusion	-1.0%	-0.7%	2.2%
Tax credits	-1.5%	-1.5%	-1.6%
Change in valuation allowance	-1.3%	—	1.0%
Other	-1.7%	-0.6%	0.5%
Subpart F income	—	0.5%	—

Income tax expense	21.1%	21.9%	33.7%

        The principal items that comprise Inamed's net deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets
Sales return and bad debt allowances	$5.1	$3.1
Accrued liabilities	12.4	12.9
Depreciable and amortizable assets	(0.6)	1.6
Net operating losses and credits	30.4	24.9
Other deferred costs	—	1.3
Uniform capitalization adjustment	0.6	—

	47.9	43.8
Valuation allowance	(1.1)	(2.0)

Total deferred tax assets	$46.8	$41.8

Deferred tax liabilities
Unrealized foreign currency gains	$(0.8)	$(0.8)
License agreements	(2.9)	(3.0)
Other	—	(0.1)

Total deferred tax liabilities	$(3.7)	$(3.9)

Net deferred tax asset	$43.1	$37.9

        No provision has been made for U.S. or additional foreign taxes on undistributed earnings of certain foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to Inamed or a U.S. affiliate, or if Inamed should sell the stock of its foreign subsidiaries. The additional tax on the cumulative amount of reinvested earnings that has not been recorded was approximately $29.3, $16.2, and $12.8 as of December 31, 2003, 2002, and 2001, respectively.

        For federal income tax purposes, Inamed currently has federal net operating losses carryforward of approximately $34.0. These net operating losses begin to expire in 2019. Inamed also has federal tax credit carryforwards of approximately $6.5 that will expire in various years beginning in 2008.

        For state income tax purposes, Inamed has net operating losses of approximately $30.5 with a corresponding tax benefit of about $2.4. In addition, Inamed has state tax credit carryforwards of approximately $4.4.

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

NOTE 13—STOCKHOLDERS' EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

        Inamed has adopted several stock option plans and issued both standalone stock options and warrants. At December 31, 2003, under the terms of all director, officer and employee stock option plans, 570,661 shares of common stock were available for grant.

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

        During the year ended December 31, 2001, Inamed granted options from the 1999 Program to purchase 37,500 shares to a consultant at an exercise price of $13.10 per share, a fair market value of $331,000, and an expiration date of November 2004. The Company accounted for the options under the variable method of accounting thus resulting in non-cash compensation expense of $55,000 using an option-pricing model calculated as the services were rendered. There were no options granted to non-employees or consultants during 2003 or 2002.

        In 2003, Inamed adopted the 2003 Outside Director Compensation Plan ("the Directors Plan"), which authorizes Inamed to grant stock options to directors who are not employees of Inamed or any of its subsidiaries. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for seven years after the option grant date. In general, options issued under the 2003 Outside Director Compensation Plan vest and become exercisable in full on the first anniversary of their issuance.

Executive Standalone Stock Options

        In 2001, Inamed granted a standalone option for 450,000 shares of common stock to an executive. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        In 2001, Inamed also granted a standalone option for 150,000 shares of common stock to another executive. The exercise price per share is the fair market value per share on the date of grant. These options vest ratably on the first, second, and third anniversaries of the grant date. Some or all of these options may also vest immediately upon a change-of-control, as defined in the option agreement.

        The following table represents share information for all the option plans for Inamed:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	52,500	$19.71	—
The 1998 Plan	675,000	11,150	$4.33	107,499
The 1999 Program	1,350,000	192,249	$43.16	271,416
The 2000 Option Plan	2,287,500	1,591,711	$33.81	4,246
The 2003 Outside Director Plan	225,000	37,500	$40.34	187,500

Equity compensation plans approved by Stockholders	4,762,500	1,885,110	$34.33	570,661
Stand Alone Options, not approved by Stockholders	2,426,250	200,001	$15.34	—

Total	7,188,750	2,085,111	$32.51	570,661

Summary

        Activity under these plans for the years ended December 31, 2003, 2002, and 2001 was as follows (shares in millions):

	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the year	3.3	$15.18	5.3	$10.63	6.0	$13.85
Granted	1.1	$47.37	1.4	$18.19	1.1	$15.23
Cancelled	(0.1)	$21.89	(0.9)	$21.19	(0.9)	$11.72
Exercised	(2.2)	$14.15	(2.4)	$5.55	(0.9)	$5.16

Options outstanding at the end of the year	2.1	$32.51	3.3	$15.18	5.3	$10.63
Options exercisable at the end of the year	0.2	$19.40	1.2	$13.48	2.4	$7.56
Weighted average fair value of options granted during the year		$14.54		$18.53		$21.02

        The following table summarizes information about stock options outstanding at December 31, 2003 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.33 - $12.80	0.2	7.78	$11.28	—	$9.58
$14.69 - $16.50	0.3	6.29	$15.41	0.1	$16.38
$16.68 - $18.17	0.3	6.6	$17.45	—	$18.00
$19.85 - $27.29	0.2	7.2	$23.22	0.1	$25.69
$38.00 - $48.15	0.2	9.16	$45.23	—	$—
$48.68	—	9.75	$48.68	—	$—
$48.99	0.8	9.75	$48.99	—	$—
$49.17	0.1	9.66	$49.17	—	$—
$49.70	—	6.73	$49.70	—	$—
$51.08	—	9.73	$51.08	—	$—

$4.33 - $51.08	2.1	8.25	$32.51	0.2	$19.40

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

        The 2000 Employee Stock Purchase Plan, as amended in 2001, provides for a series of consecutive offering periods that are six months long. Offering periods commence on February 1 and August 1 of each year during the term of the Plan. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price is lower. Under terms of the 2000 Stock Purchase Plan, as amended, 600,000 shares of common stock have been reserved for issuance to employees. In 2003, 2002, and 2001, 155,089 shares

($1.9), 36,979 shares ($0.4), and 56,451 shares ($0.7) respectively were purchased by approximately 200, 200, and 150 participating employees under the Plan.

Restricted Stock Plan

        In 2003 Inamed adopted the 2003 Restricted Stock Plan, which authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director. Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement. Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized Shares	Number of shares issued	Available for Issuance
The 2003 Restricted Stock Plan	150,000	142,500	7,500

Warrants

        During the twelve months ended December 31, 2002, a holder of a warrant exercised one warrant and acquired 390,000 shares of Inamed's common stock. The warrant was exercised for 390,000 shares of common stock at an exercise price of $8.27 per share. The shares issued by Inamed pursuant to the exercise of the warrants are registered with the Securities and Exchange Commission on a Form S-3 registration statement, filed on June 6, 2000. Inamed received aggregate proceeds from the foregoing in the amount of approximately $3.2.

        Also, during the twelve months ended December 31, 2002, affiliates of Appaloosa Management L.P. exercised four warrants originally issued in 1998 and acquired an aggregate of 1,412,694 shares of Inamed's common stock. Two of the warrants were each exercised for 434,633 shares of common stock (a total of 869,265 shares) at an exercise price of $4.33 per share, and the remaining two warrants were each exercised for 271,715 shares of common stock (a total of 543,429 shares) at an exercise price of $5.00 per share. The shares issued by Inamed pursuant to the exercise of the warrants are registered with the Securities and Exchange Commission on a Form S-3 registration statement, filed on June 6, 2000. Inamed received aggregate proceeds from the foregoing in the amount of approximately $6.5.

        There were no warrants outstanding to purchase shares of common stock at December 31, 2003 or 2002.

NOTE 14—STOCK REPURCHASE PROGRAM

        As of December 31, 2003, Inamed has the ability under the term loan agreement to purchase up to $75.0 of its common stock, reduced by the amount of dividends paid over the life of the credit facility. Inamed has no stock repurchase program in place as of December 31, 2003.

NOTE 15—EMPLOYEE BENEFIT PLANS

        In January 1990, Inamed adopted a 401(k) Defined Contribution Plan (the Plan) for all U.S. employees. Participants may contribute to the Plan and Inamed may, at its discretion, match a percentage of the participant's contribution as specified in the Plan's provisions. Inamed's contributions to the plan approximated $0.9, $0.7, and $0.9, for the years ended December 31, 2003, 2002, and 2001, respectively.

        In February 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan for all non-production employees. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. Inamed's matching contribution was restructured during 2002. It is now equal to 8.5% (previously 10%) of the participant's compensation. Inamed's contributions to the plan approximated $0.4, $0.3, and $0.4 for the years ended December 31, 2003, 2002, and 2001, respectively.

        Certain other foreign subsidiaries sponsor defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.3, $0.3, and $0.3 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 16—PRODUCT LINE AND GEOGRAPHICAL FINANCIAL INFORMATION

        Inamed's sales by product line are as follows:

	2003	2002	2001
Breast Aesthetics	$177.8	$156.3	$140.7
Facial Aesthetics*	87.2	73.8	67.2
Obesity intervention	63.1	39.4	24.1
Other**	4.5	6.2	6.1

Total	$332.6	$275.7	$238.1

*
Excluding discontinued products.

**
Other includes ongoing sales to other medical manufacturers (principally sales of Contingen) and sales of discontinued facial aesthetics products.

        Inamed's sales by major country (according to the location of the customer) were as follows:

	2003	2002	2001
U.S. / Canada	$222.1	$181.0	$146.6
All Other Countries*	110.5	94.7	91.5

Total	$332.6	$275.7	$238.1

*
No other country's sales comprise more than 10% of net sales for any of the years.

        Long-lived assets (which consist of property and equipment plus intangible assets) by major country were as follows:

	2003	2002
U.S. / Canada	$220.9	$221.9
All Other Countries*	26.0	20.2

Total	$246.9	$242.1

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2003 and 2002.

NOTE 17—MAJOR SUPPLIERS

        The Company purchases its raw materials from many different suppliers worldwide. There are three suppliers which account for $21.3, $12.2, and $14.7 of raw material purchases for the years ending December 31, 2003, 2002, and 2001 respectively.

NOTE 18—LEASE, GOVERNMENT SUBSIDY AND ROYALTY COMMITMENTS

        Inamed leases facilities under operating leases. Rent expense aggregated $5.7, $6.4 and $6.6 for the years ended December 31, 2003, 2002, and 2001, respectively.

        Minimum lease commitments under all non-cancelable operating leases at December 31, 2003 are as follows:

2004	$8.3
2005	7.0
2006	5.8
2007	4.3
2008	3.7
Thereafter	21.1

$50.2

        Deferred grant income represents grants received from the Irish Industrial Development Authority, or IDA, for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for each of the years ended December 31, 2003, 2002, and 2001 was less than $0.1. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited, Inamed's Irish subsidiary. If the grant were revoked, Inamed would be liable on demand from the IDA for all sums received and deemed to have been received by Inamed in respect to the grant. In the event of revocation of the grant, Inamed could be liable for the amount of approximately $1.9, $1.6 and $1.4 at December 31, 2003, 2002 and 2001, respectively.

        Inamed has obtained the right to produce, use and sell patented technology through various license agreements. Inamed pays royalties ranging from 5% to 10% of the related sales, depending upon sales levels. Royalty expense under these agreements was approximately $6.1, $3.7, and $4.9 for the years ended December 31, 2003, 2002, and 2001, respectively, and is included in marketing expense. The license agreements expire at the expiration of the related patents.

NOTE 19—RELATED PARTY TRANSACTIONS

        In 2001, Inamed loaned an executive $0.2 under a full recourse note bearing minimum interest at approximately 4%. The note has annual installments due of one-third of the principal balance in February of 2003, 2004, and 2005, with all accrued interest due and payable on February 2005. As of December 31, 2003 and 2002 the note balance was $0.1 and $0.2, respectively.

        In 2003, Inamed paid $1.4 to a marketing consulting firm, which is owned by the son-in-law of one of the Company's Directors. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. The unpaid balance at December 31, 2003 was $0.0.

NOTE 20—LITIGATION

BREAST IMPLANT LITIGATION

Trilucent Breast Implant Matters

        When the Company purchased Collagen in September 1999, Inamed assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant, to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.

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

        Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, the Company terminated this support program effective as of December 31, 2003 in all countries other than Germany. Notwithstanding the termination of the general program, Inamed may continue to pay for explanations and related expenses if a patient can justify her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, more 90% of the U.K. residents and more than two-thirds of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses. Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50.0 million in coverage through February 15, 2005.

        In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled and do not face any Trilucent related claims or litigation in the United States at this time. One claim was settled without litigation for a small sum in the first quarter of 2003 and was covered by the Company's insurance settlement.

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

        In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol. To date, Inamed has received approximately 310 claims under the Spanish protocol. In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees. Finally, approximately 50 women have commenced individual legal proceedings. To date, 7 of these proceedings have proceeded to judgment. Inamed has won 4, and lost 3, of these cases. Damages in the cases Inamed lost have averaged $18,000 per case. The Company is taking appeals in each of the 3 cases.

        In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against the Company after November 7, 2005. There was approximately $3.3 million remaining on the policy commitment at December 31, 2003. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $6.2 million remaining under this commitment at December 31, 2003. As a result of these settlements, the Company released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice. In addition, under the settlement with AIG, subject to certain conditions, the Company is required to pay up to $1.5 million to AIG in or before November 2005.

        By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

        In addition, at December 31, 2003 and 2002, the Company had an accrual for future Trilucent claims, costs, and expenses of approximately $12.2 million and $7.3 million, net of insurance.

        Based upon the information and analyses currently available to the Company, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

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

        Under the terms of the 3M agreement, as later amended in January 1999, Inamed paid $3.0 million to 3M in February 1999. Also under the terms of the 3M agreement, Inamed assumed limited indemnification obligations to 3M beginning in the year 2000, subject to a cap of $1.0 million annually and $3.0 million to $3.9 million in total. For 2000, the total obligation under the 3M agreement, as amended, was $0.3 million, which the Company paid. In March 2002, 3M made a demand under the 3M agreement for $0.2 million relating to 2001. Inamed has not received a further request for indemnification under this agreement.

Brown Litigation

        In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T, U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by a subsidiary of Inamed (McGhan) sought to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company The complaint alleged that shaped saline implants manufactured and promoted by Inamed's subsidiary and Mentor unexpectedly spun or rotated, causing cosmetic anomalies, physical pain and emotional distress. In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants. The complaint sought compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling "billions" of dollars, and also seeks an injunction against continued sale of the allegedly defective implants. The only defendants in this action were McGhan and Mentor.

        As of March 3, 2004, we entered into a settlement agreement with the named plaintiffs in this litigation. We made a payment to the named plaintiffs of an immaterial amount to settle the matter, and the claims of such plaintiffs were dismissed with prejudice.

Sager Litigation

        Inamed and its Inamed Medical Products Corporation subsidiary are defendants in Vickie Sager and Elizabeth Weichsel v. Inamed Corporation, et al., Case No. 01043771, Superior Court of the State of California for the County of Santa Barbara. In this putative class action, plaintiffs allege that they and other women who received McGhan's shaped, saline breast implants overpaid for them as a result of Inamed's allegedly false and misleading promotions, advertising, and/or representations about this product. Specifically, plaintiffs allege that, from approximately 1994 to the summer of 2000, Inamed falsely and wrongfully represented that the shaped breast implant was a superior product to round implants offered at a lower cost. Plaintiffs allege the advertisements and promotions represented falsely that the shaped implants have a more natural and superior appearance after implantation than round implants when, according to plaintiffs, this is not the case. For reasons unrelated to the allegations made by the plaintiffs, Inamed changed its marketing, advertising, and promotional program for the shaped breast implants before this lawsuit was filed.

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

        The operative complaint alleges that Inamed engaged in fraud, negligent misrepresentation, breach of express and implied warranties, breach of contract, unlawful, unfair, and fraudulent business practices in violation of California Business & Professions Code §17200, et seq., false and deceptive advertising in violation of California Business & Professions Code §17500 et seq., and analogous deceptive practices made unlawful by the California Consumers Legal Remedies Act, California Civil Code §1750 et seq. Plaintiffs purport to represent a class of all women residing in the U.S. who received shaped implants from the date of that product's introduction (alleged to be in 1994) to a yet-to-be-ascertained date in the summer of 2000. Plaintiffs seek compensatory and punitive damages. Plaintiffs also seek equitable and restitutionary relief that would generally require Inamed to disgorge and refund to the plaintiff class the alleged difference in price between the shaped implants and less expensive round breast implants. In addition, plaintiffs seek equitable and injunctive relief barring Inamed and its subsidiaries from engaging in further unlawful, deceptive, or misleading advertising or promotion of McGhan's shaped, saline breast implants. Plaintiffs also seek an award of attorney fees.

        Inamed answered the complaint, denying all material factual allegations and asserting various affirmative defenses. In August, 2002, the Superior Court decided plaintiffs' motion to certify this action as a class action and denied that motion in its entirety. Plaintiffs have taken an appeal from that decision. In December, 2002, the Superior Court decided Inamed's motion for summary judgment or in the alternative for summary adjudication and, in general, denied that motion, finding that triable issues exist as to plaintiffs' reliance on the alleged misrepresentations, as to the actionability of the alleged misrepresentations, and as to whether the named plaintiffs may proceed in a representative capacity under California Business & Professions Code §17204. The parties unsuccessfully attempted to mediate a settlement of the case in May 2003. Since then, however, the parties were able to reach an agreement in principle on a settlement of the action on a class wide basis. Without admitting any fault or liability, and to avoid the substantial cost of further complex litigation, Inamed will pay $2.1 million into a settlement fund for the costs of notice, claims administration, the payment of verified claims, court-approved reasonable attorney fees, and related matters. The Court has vacated all dates in the case, including a trial date, pending Court approval of the final settlement agreement. On November 5, 2003, the court preliminarily approved the settlement agreement in this case. Under a scheduling order entered into by the court, a hearing on the parties' application for final approval of the settlement is to be held on March 30, 2004.

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

        Inamed denied all of the material allegations raised by Dr. Kuzmak and asserted affirmative defenses and counterclaims, including non-infringement, invalidity and unenforceability for inequitable conduct before the U.S. Patent and Trademark Office. In addition, in February 1999, the Company filed a civil action in the United States District Court for the Central District of California against Dr. Kuzmak, No. CV 99-02160 MMM, referred to below as the California federal action, seeking a declaratory judgment of invalidity, unenforceability, and non-infringement of the patents to which Dr. Kuzmak claims ownership. Dr. Kuzmak moved to dismiss the action for lack of personal jurisdiction.

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

        On February 16, 2000, the Company's attorneys sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak. Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement. On April 5, 2000, Inamed filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak's breach of the Letter Agreement, as well as the relief sought in the California federal action.

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

        On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement. Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak. Inamed took an appeal from the federal district court's May 28 rulings to the U.S. Court of Appeals for the Federal Circuit. That appeal was fully briefed and, on April 9, 2003, argued. On May 15, 2003 the Federal Circuit affirmed the district court's grant of summary judgment on the basis that Inamed had not proven a breach of the Letter Agreement by Dr. Kuzmak. In so doing, however, the Federal Circuit expressly overruled the district court's conclusion that a binding contract to settle this litigation had never been formed. On the basis of certain language in the Federal Circuit's opinion that the Company believes renders the Letter Agreement currently enforceable, the Company moved the district court for a stay of all proceedings. The district court held a conference call on June 10, 2003 and suggested the parties seek clarification from the Federal Circuit regarding the implications of its opinion on the current enforceability of the Letter Agreement. The Company subsequently did so and the Federal Circuit denied the motion for clarification. It renewed its stay request, which the district court denied on July 22, stating that its interpretation of the Federal Circuit's opinion was that the Letter Agreement was terminated. It is currently evaluating its options with respect to enforcement of the Letter Agreement.

        Following its denial of the stay request, the district court held a "Markman" claim construction hearing on July 28, 2003 to construe certain disputed claim terms of the asserted patents. The final

Claim Construction Order was issued on November 7, 2003. The court held a telephonic scheduling conference on November 19, 2003 at which time it set a schedule for briefing on Inamed's motions for summary judgment of invalidity and non-infringement as well as expert discovery. On January 29, 2004 the court held a hearing on Inamed's summary judgment motions for invalidity of the "339, "176 and "429 patents and for non-infringement of the "339 and "176 patents. Following the hearing, the court issued an order noting that the previously scheduled February 17, 2004 trial date was vacated and that the issues raised in Inamed's summary judgment motions remain under consideration and further directing the parties to submit a stipulation regarding a preferred trial date. On February 2, 2004 the parties submitted a stipulation requesting a trial date in late June 2004. The court has not yet confirmed such or any other date. Inamed will vigorously prosecute any remaining declaratory relief claims and defend any remaining infringement claims at trial.

        The Company continues to believe that the Letter Agreement is an enforceable settlement agreement, that Kuzmak or Ethicon breached it, and that the Company did not breach it. If Inamed is ultimately successful in enforcing the Letter Agreement, it would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires. The Company would also be obligated to pay Ethicon a running royalty of thirty-six U.S. dollars per BioEnterics® LAP-BAND® System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million. In that event, the federal district court need not reach or decide Ethicon's claims for patent infringement or its claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims). However, the Company does not expect that it will be able to enforce the Letter Agreement before it is required to litigate the Patent Claims.

        If Inamed loses at a trial of the Patent Claims, a judgment could be entered against the Company (i) for damages in the form of royalties payable to Ethicon from December, 1998, and (ii) enjoining the Company from making or selling the BioEnterics® LAP-BAND® System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the BioEnterics® LAP-BAND® System. Upon a finding that Inamed willfully infringed one or more of the patents at issue, the Court could also hold the Company liable to Ethicon for treble damages. In terminating a license agreement with Dr. Kuzmak in 1998, the Company acted in reliance upon a written opinion issued by specialized patent counsel. This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

        Among other relief, Ethicon seeks, and Inamed opposes, the entry of an injunction against Inamed enjoining it from infringement of its patents. While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013. Therefore, if Ethicon prevails on the patent claims and its request for an injunction is granted, Inamed could be enjoined until 2013. In opposing the entry of such an injunction, the Company would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds. While the Company believes that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an application would in fact be granted.

        Dr. Kuzmak has no continuing financial interest in this matter, as he assigned all such rights to Ethicon in November 2001.

        Although Inamed believes it has meritorious arguments in favor of its positions and continue to vigorously assert its rights and defenses in the litigation with Ethicon, if Inamed is ultimately unable to enforce the Letter Agreement and if the Company loses at a trial of the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether a permanent injunction issues, an adverse judgment which is not appealed successfully could have a material adverse impact on the Company's financial condition, results of operations and/or its prospects. Without prejudice to the Company's position on the enforceability of the Letter Agreement, Inamed has settled the AAA action with Ethicon, and paid the settlement amount in full, resulting in the final dismissal of that matter. This settlement has no bearing on federal court litigation described above.

Manders Matter

        Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. Inamed does not believe it practiced the device claimed by Manders or that Inamed teaches the methods he claims. Accordingly, in February 2003, Inamed answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. The parties are proceeding with fact discovery, which will be completed in March 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The parties are in the process of drafting claim construction papers for these twelve claims in preparation for the Markman proceedings, which will begin in April 2004. Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

Other Matters

        Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of the Company's products, and breach of contract claims. These claims have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations.

NOTE 21—QUARTERLY SUMMARY OF OPERATIONS—(Unaudited) (Per share data shown as actual, not millions)

        The following is a summary of selected quarterly financial data for 2003 and 2002:

	Quarter
	1st	2nd	3rd	4th
Net Sales:
2003	$75.5	$85.8	$80.1	$91.2
2002	$63.2	$71.7	$66.9	$73.9
Gross Profit:
2003	$54.1	$61.7	$57.3	$66.7
2002	$44.6	$52.2	$48.0	$53.3
Net Income:
2003	$12.0	$12.8	$12.5	$15.7
2002	$8.4	$8.2	$7.6	$8.7
Net Income per share:
2003 Basic	$0.36	$0.38	$0.36	$0.44
2003 Diluted	$0.35	$0.37	$0.35	$0.44
2002 Basic	$0.28	$0.26	$0.24	$0.26
2002 Diluted	$0.26	$0.25	$0.23	$0.26

        In the fourth quarter of 2003, Inamed recorded a $2.1 increase in the allowance for doubtful accounts. This increase was related to the Company's Italian facial aesthetics business which had been operated through a sales agency arrangement that was terminated subsequent to year-end.

SCHEDULE II

INAMED CORPORATION AND SUBSIDIARIES
VALUATION ACCOUNTS

Years ended December 31, 2003, 2002, and 2001
(In millions)

	Beginning of Period Balance	Additions	Deductions	Ending of Period Balance
Year ended December 31, 2003:
Allowance for returns	7.0	115.9	113.6	9.3
Allowance for doubtful accounts	3.9	7.3	1.8	9.4
Allowance for undelivered product	0.6	0.9	0.5	1.0
Allowance for obsolescence	1.6	0.5	1.2	0.9
Valuation allowances for inventory	5.3	4.0	8.9	0.4
Valuation allowance for deferred tax assets	2.0	—	0.9	1.1
Year ended December 31, 2002:
Allowance for returns	7.6	90.8	91.4	7.0
Allowance for doubtful accounts	3.5	2.1	1.6	3.9
Allowance for undelivered product	0.4	1.3	1.1	0.6
Allowance for obsolescence	1.3	0.4	0.1	1.6
Valuation allowances for inventory	4.9	4.0	3.6	5.3
Valuation allowance for deferred tax assets	2.0	—	—	2.0
Year ended December 31, 2001:
Allowance for returns(1)	5.0	2.6	—	7.6
Allowance for doubtful accounts	2.1	3.4	2.0	3.5
Allowance for undelivered product	—	0.4	—	0.4
Allowance for obsolescence	1.4	0.6	0.7	1.3
Valuation allowances for inventory	3.0	6.1	4.2	4.9
Valuation allowance for deferred tax assets	1.5	0.5	—	2.0

(1)
On an unaudited basis, gross additions and deductions for 2001 were $87.9 and $85.3, respectively.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INAMED CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets As of December 31, 2003 and 2002 (millions, except par value)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Income For the Three Years Ended December 31, 2003 (millions, except par value)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders Equity and Comprehensive Income For the Three Years Ended December 31, 2003 (millions)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002, and 2001 (millions)
INAMED CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued) Years ended December 31, 2003, 2002, and 2001 (millions)
INAMED CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 (millions)
SCHEDULE II
INAMED CORPORATION AND SUBSIDIARIES VALUATION ACCOUNTS Years ended December 31, 2003, 2002, and 2001 (In millions)