Form 10-Q
period 2004-03-31
INAMED CORP
filed 2004-05-10
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On May 5, 2004, there were 35,471,032 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.           Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$84.3	$80.5
Short-term investments	4.2	—
Trade accounts receivable, net of allowances of $17.3 and $19.7 in 2004 and 2003, respectively	63.9	63.7
Inventories, net	50.2	47.0
Prepaid expenses and other current assets	11.1	10.6
Deferred income taxes	8.8	10.3
Total current assets	222.5	212.1
Property and equipment, net	52.9	51.2
Goodwill	151.2	151.2
Other intangible assets, net	52.6	44.5
Deferred income taxes	30.1	32.9
Other assets	6.5	9.1
Total assets	$515.8	$501.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10.0	$10.0
Accounts payable	26.3	23.5
Income taxes payable	10.5	10.3
Accrued liabilities and other	34.0	36.4
Total current liabilities	80.8	80.2
Long-term debt, net of current portion	20.0	22.5
Other long-term liabilities	42.1	46.8
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 50.0 shares; issued and outstanding 35.5 and 35.3 shares for 2004 and 2003, respectively	0.4	0.4
Additional paid-in capital	227.6	223.3
Deferred compensation	(6.3)	(6.9)
Retained earnings	146.4	128.9
Accumulated other comprehensive income	4.8	5.8
Total stockholders’ equity	372.9	351.5
Total liabilities and stockholders’ equity	$515.8	$501.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net sales	$90.8	$75.5
Cost of goods sold	23.3	21.4
Gross profit	67.5	54.1
Operating expenses:
Selling, general and administrative	39.0	31.2
Research and development	5.2	5.6
Amortization of intangible assets	1.1	1.0
Total operating expenses	45.3	37.8
Operating income	22.2	16.3
Other income (expense):
Net interest income, expense and debt costs	0.4	(1.7)
Foreign currency transaction gains, net	0.1	0.1
Royalty income and other	1.0	1.1
Total other income (expense), net	1.5	(0.5)
Income before income tax expense	23.7	15.8
Income tax expense	6.2	3.8
Net income	$17.5	$12.0
Net income per share of common stock:
Basic	$0.50	$0.36
Diluted	$0.49	$0.35
Weighted average shares outstanding:
Basic	35.4	33.2
Diluted	35.8	33.9

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

			Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Issued)
	Shares	Amount
Balance, December 31, 2003	35.3	$0.4	$223.3	$128.9	$(6.9)	$5.8	$351.5
Comprehensive income:
Net income				17.5			17.5
Translation adjustment						(1.0)	(1.0)
Total comprehensive income							16.5
Employee stock purchase plan	0.1		1.8				1.8
Amortization of deferred compensation					0.6		0.6
Exercise of stock options and warrants	0.1		1.6				1.6
Tax benefit of option exercises			0.9				0.9
Balance, March 31, 2004	35.5	0.4	227.6	146.4	(6.3)	4.8	372.9

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$17.5	$12.0
Non-cash elements included in net income:
Depreciation and amortization	3.5	3.7
Tax benefit from stock option exercises	0.9	2.5
Deferred income taxes	4.3	3.4
Non-cash compensation	0.6	—
Provision for doubtful accounts	1.1	0.3
Amortization of deferred loan costs	0.1	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(2.3)	(4.4)
Inventories	(3.6)	(2.1)
Prepaid expenses and other current assets	(0.5)	1.8
Other assets	2.5	2.1
Accounts payable	2.8	(0.6)
Income taxes payable	0.4	(2.4)
Accruals and other long-term liabilities	(6.9)	2.2
Net cash provided by operating activities	20.4	18.7
Cash flows from investing activities:
Purchase of property and equipment	(4.4)	(1.3)
Purchase of investments	(4.2)	—
Purchase of intangibles	(9.2)	(2.0)
Net cash used in investing activities	(17.8)	(3.3)
Cash flows from financing activities:
Principal repayment of long-term debt	(2.5)	(0.2)
Issuance of common stock	3.4	6.6
Net cash provided by financing activities	0.9	6.4
Effect of exchange rate changes on cash	0.3	0.4
Change in cash and cash equivalents:
Net change in cash and cash equivalents	3.8	22.2
Cash and cash equivalents at beginning of period	80.5	39.3
Cash and cash equivalents at end of period	$84.3	$61.5
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$0.5	$1.9
Income taxes	$0.3	$0.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(millions)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented.  Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q.  The accompanying unaudited consolidated financial statements should be read in conjunction with Inamed Corporation’s (“Inamed” or the “Company”) consolidated financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 – DESCRIPTION OF BUSINESS

THE COMPANY

Inamed Corporation, a Delaware corporation, is a global health care company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives.  We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders for use in plastic and reconstructive surgery), facial aesthetics (consisting primarily of collagen and hyaluronic acid-based dermal fillers for use in facial rejuvenation), and obesity intervention (consisting of products for use in treating severe and morbid obesity).  Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland.  We sell our products through our staff of sales representatives in the U.S. and in our wholly owned foreign subsidiaries and, in certain countries, through independent distributors.

Common Stock Split

On October 30, 2003, the Board approved a three for two stock split of the Company’s Common Stock in the form of a 50 percent stock dividend. The stock split was effected on December 15, 2003 for stockholders of record at the close of business on December 1, 2003. A total of 11,727,612 shares of common stock were issued in connection with the stock split.  The par value of the shares was not changed from $0.01.  All references in the Quarterly Report on Form 10-Q to shares, per share amounts, stock option data and market prices of the Company’s stock have been restated to reflect the stock split.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid debt and equity instruments purchased with original maturities of three months or less.  Inamed maintains balances in high-quality financial institutions.  In the U.S., these balances at times are in excess of federally insured limits.

Short-term Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses.  Because of the company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates.  Securities that mature in three months or less are classified as cash equivalents.  Those that mature over three months but within one year are classified as short term investments.  The Company is currently investing in high quality corporate debt securities and the cost of securities sold will be based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.  The amounts presented for long-term debt, interest rate swap, and other long-term liabilities also approximate fair value.

Allowance for Doubtful Accounts

Inamed maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments.  The allowances for doubtful accounts are based on analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, deterioration of the accounts-receivable aging, and changes in customer payment terms.  If the financial condition of Inamed’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is recorded on the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter.  Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized.  Asset retirements and dispositions are accounted for in accordance with SFAS No. 144 as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superseded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  With the exception of the manufacturing consolidation that commenced in 2002 (see Note 4), Inamed does not believe that any such changes have taken place.

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

License and distribution rights – In the normal course of business, the Company enters into collaborative license and distribution contracts.  These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant.  When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment.  Payments for these rights made in advance of regulatory approval will be evaluated for capitalization based upon certain factors including: the contract, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, alternative future uses, clinical experience and regulatory information.  Payments made to third parties subsequent to regulatory approval will be capitalized.  Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to twenty-one years.  Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense.  License rights are assessed periodically for impairment.

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

	Accrued Warranty Three months ended March 31, 2004	Accrued Warranty Three months ended March 31, 2003

Balance at December 31	$10.4	$9.7
Accruals for warranties issued during the period	1.1	1.0
Settlements made during the period	(0.8)	(0.9)
Balance	$10.7	$9.8

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on product history.

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

Stock-Based Compensation

Inamed has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the  intrinsic value method in Accounting Principles Board Opinion (APB) No. 25 in accounting for stock options issued to employees.  Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2004	3.15%	0.0	4	44.1%
2003	2.74% - 2.91%	0.0	4	34.7% - 40.9%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income as reported	$17.5	$12.0
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.3	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(2.9)	(0.9)
Pro forma net income	$14.9	$11.1

Earnings Per Share

Basic as reported	$0.50	$0.36
Basic pro-forma	$0.42	$0.33

Diluted as reported	$0.49	$0.35
Diluted pro-forma	$0.42	$0.33

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income.  Transaction gains and losses are recorded in the consolidated statements of income.  Accumulated foreign currency gains (losses) were $4.8 and ($2.5) for the three months ended March 31, 2004 and 2003, respectively.

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

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have a material impact on our financial position or results from operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity.  SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results from operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results from operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  The company is currently evaluating the impact of this proposed standard on its financial statements.

NOTE 4 – RESTRUCTURING COSTS

Inamed recorded $5.1 of restructuring costs in the fourth quarter of 2002.  This restructuring was undertaken to consolidate manufacturing facilities.  The transition of operations was completed in the current quarter of 2004 and involved transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  Through March 31, 2004, the Company eliminated approximately 90 manufacturing positions in Santa Barbara and will eliminate approximately 60 more through the end of 2004.  Approximately 80 of these positions have been added in Ireland and Costa Rica through March 31, 2004.  The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through 2005. Through March 31, 2004, 87 employees have received severance.  Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company has accelerated the depreciation on certain assets with shortened useful lives.  For the three months ended March 31, 2004 and 2003, Inamed included $0.4  and $0.9, respectively, of accelerated depreciation charges in cost of goods sold. These assets are now fully depreciated.

Inamed recorded $12.0 of restructuring costs in the first quarter of 2001.  This restructuring was a series of events to reorganize senior management and to consolidate facilities and administrative functions.  The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed’s new facility in Costa Rica and the move of Santa Barbara’s remaining manufacturing to a local facility.  These costs were primarily employee severance costs. Inamed does not expect any further material costs related to the 2001 restructuring.

A summary of activity related to the restructuring charges is as follows:

Employee Termination Benefits

2001 restructuring accrual:
Balance at December 31, 2003	$0.7
Cash paid through March 31, 2004	(0.2)
Accrual balance at March 31, 2004	0.5
2002 restructuring accrual:
Balance at December 31, 2003	$3.2
Cash paid through March 31, 2004	(0.4)
Accrual balance at March 31, 2004	$2.8
Total accrual balance at March 31, 2004	$3.3

NOTE 5– NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
Net Income - Basic and Diluted	$17.5		$12.0

Weighted average shares outstanding - Basic	35.4		33.2
Dilutive effect of stock options	0.4	(1)	0.7	(1)
Weighted average shares outstanding - Diluted	35.8		33.9

Per share amount
Basic	$0.50		$0.36
Diluted	$0.49		$0.35

(1)  The calculation excludes 0.9 and 0.6 options that were anti-dilutive for the three months ended March 31, 2004 and 2003, respectively.

NOTE 6– INVENTORIES

Inventories are summarized as follows:

	March 31, 2004	December 31, 2003

Raw materials	$11.5	$11.7
Work in process	10.4	7.1
Finished goods	28.3	28.2
	$50.2	$47.0

NOTE 7– SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Breast Aesthetics	$52.8	$42.4
Facial Aesthetics	17.5	17.8
Health	19.2	14.0
Other*	1.3	1.3
Total Sales	$90.8	$75.5

*   Other products consist of collagen sales to other medical manufacturers.

Sales in the US/Canada and all other countries (according to the location of the customer) were as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
US/Canada	$57.1	$47.8
All other countries*	33.7	27.7
Total Sales	$90.8	$75.5

*  No other country’s sales comprise more than 10% of net sales for any of the periods presented.

NOTE 8 - INTEREST RATE SWAP

As of March 31, 2004, the Company no longer had an interest rate swap agreement. At March 31, 2003 Inamed had an interest rate swap agreement with a financial institution.  The purpose of this agreement was to establish a hedge against interest rate fluctuations associated with Inamed’s variable interest rate debt outstanding at that time.  Inamed had designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses.  The swap agreement fixed the interest rates at 9.815% on a $39.8 notional value. The swap required monthly interest payments to settle the differences in its fixed rates compared to one month LIBOR plus 3.0%.  Inamed included these payments in interest expense.  All of the change in value of the derivative was recorded in accumulated other comprehensive income, as no ineffectiveness existed as of the end of the first quarter of 2003.

However, as of June 30, 2003, the Company determined that it was probable that Inamed’s variable interest rate debt described above for which the hedge was utilized would be refinanced.  Consequently, pursuant to SFAS No. 133 as amended, unrealized losses of $3.6 that had been previously included in accumulated other comprehensive income (loss) were recorded as interest expense in the Company’s income statement.  In July 2003, the Company terminated the interest rate swap agreement in connection with the termination of the variable interest rate debt.

NOTE 9– LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31, 2004	December 31, 2003

Variable 1-month LIBOR plus 2.25% note, final maturity in July 2008	$30.0	$32.5
Less: current maturities	(10.0)	(10.0)
Long-term debt	$20.0	$22.5

NOTE 10– GOODWILL AND OTHER INTANGIBLE ASSETS

Inamed has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives.  Inamed performed its annual impairment test of goodwill using a market value approach during the fourth quarter of 2003 and determined that there was no impairment of goodwill and intangible assets.  No events have occurred to trigger an impairment evaluation since the fourth quarter of 2003.

Goodwill was $151.2 as of March 31, 2004 and December 31, 2003.

Net other intangible assets subject to amortization were $48.5 and $40.4 as of March 31, 2004 and December 31, 2003, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to twenty one years. Other intangible assets not subject to amortization (trade names) were $4.1 at March 31, 2004 and December 31, 2003.   Total other intangible assets are as follows:

		March 31, 2004			December 31, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	12.0	$60.3	$(15.9)	$44.4	$51.1	$(14.9)	$36.2
Patents	15.5	5.7	(1.6)	4.1	5.7	(1.5)	4.2
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$68.4	$(19.9)	$48.5	$59.2	$(18.8)	$40.4
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$72.5	$(19.9)	$52.6	$63.3	$(18.8)	$44.5

Aggregate amortization expense for intangible assets was $1.1 for the three months ended March 31, 2004 2003. For the years 2004 through 2007, amortization expense for intangible assets is expected to be approximately  $4.9, $4.9, $5.1, and $4.8 million.

NOTE 11– STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at March 31, 2004:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	7,400	$4.33	107,499
The 1999 Program	1,350,000	231,249	$44.30	231,416
The 2000 Option Plan	2,287,500	1,490,610	$34.57	33,746
The 2003 Outside Director Plan	225,000	45,000	$41.66	180,000
Equity compensation plans approved by Stockholders	4,762,500	1,811,759	$35.55	552,661

Stand Alone Options, not approved by Stockholders	2,426,250	200,001	$15.34	—

Total	7,188,750	2,011,760	$45.65	552,661

Summary

Activity under these plans for the periods ended March 31, 2004 and 2003, was as follows (shares in millions):

	For the three months ended March 31, 2004		For the three months ended March 31, 2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	2.1	$32.55	3.4	$15.20
Granted	—	$49.04	—	$21.86
Cancelled	—	$29.74	(0.1)	$21.01
Exercised	(0.1)	$19.00	(0.6)	$9.98
Options outstanding at the end of the period	2.0	$33.54	2.7	$16.18
Options exercisable at the end of the period	0.2	$20.00	1.4	$16.36
Weighted average fair value of options granted during the period		$22.48		$8.21

The following table summarizes information about stock options outstanding at March 31, 2004 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$4.33 - $12.80	0.22	7.59	$11.40	0.03	$10.23
$14.69 - $16.50	0.24	6.36	$15.29	0.04	$16.30
$16.68 - $18.17	0.32	6.30	$17.42	0.02	$17.99
$20.88 - $44.58	0.21	7.11	$27.81	0.09	$25.41
$47.36 - $48.68	0.12	9.44	$47.83	—	$—
$48.99	0.77	9.50	$48.99	—	$—
$49.17	0.06	9.41	$49.17	—	$—
$49.19	0.04	9.94	$49.19	—	$—
$49.70	0.01	6.49	$49.70	—	$—
$51.08	0.02	9.48	$51.08	—	$—

$4.33 - $51.08	2.01	8.14	$33.54	0.18	$20.00

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

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three months ended March 31,
	2004	2003

Cost of goods sold	$83.2	—
Selling, general and administrative	$443.5	—
	$526.7	—

NOTE 12–COMMITMENTS AND CONTINGENCIES

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

NOTE 13–SUBSEQUENT EVENTS

On April 22, 2004 the U.S. Food and Drug Administration granted market approval for Hylaform®, a hyaluronic acid-based dermal filler.

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

Although forward-looking statements in this report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading ‘‘Risks and Uncertainties’’ below, as well as those discussed elsewhere in this report on Form 10-Q. Readers are referred to the report on Form 10-K for the year ended December 31, 2003 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q.  The information contained in this Form 10-Q is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions.  We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-Q  and we expressly disclaim any duty to update the information contained in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

By including any information in this Form 10-Q, we do not necessarily acknowledge that disclosure of such information is required by applicable law or that the information is material.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed Corporation.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included herein and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K.  The following provides a brief description of each section of our MD&A:

•                  Company and Industry Overview – provides a general description of our business, our market place and the basis for most of our revenues and expenses;

•                  Liquidity and Capital Resources – provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided and used;

•                  Results of Operations – provides a consolidated analysis of the results of operations for the two periods presented in our financial statements, including prospective information;

•                  Application of Critical Accounting Policies and Estimates – provides a discussion on our accounting policies that require critical judgments and estimates.

Company and Industry Overview

Inamed is a global health care company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants and tissue expanders for use in plastic and reconstructive surgery, a range of dermal products to correct facial wrinkles and the Bioenterics® LAP-BAND®System and BIB® Systems used to treat severe and morbid obesity. We generate approximately 37% of our revenues outside the U.S./Canada.

Our primary markets are very competitive and subject to substantial government regulation. Pricing and market share pressures vary by product line and geographic market. In general, inflationary trends result in increases in our labor and material costs. In addition, there are foreign currency fluctuations and other risks associated with operating on a global basis, such as price and currency-exchange controls, import restrictions, and changing economic, social and political conditions in foreign countries. We expect these trends and risks to continue. We will continue to manage these issues by capitalizing on our market presence, developing innovative products, investing in human resources, leveraging our cost structure, and possibly entering into alliances and other arrangements.

We derive all of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S. to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through third party distributors.

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw material components from third party manufacturers.  The cost of goods sold represents the cost of  third party finished products, raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies.  For the three months ended March 31, 2004 and March 31, 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation.  (See Note 4 of the notes to the consolidated financial statements.)

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses incorporate the costs of finance, human resources, information services, legal and insurance costs.

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

Liquidity And Capital Resources

We had cash and cash equivalents of $84.3 million and short-term investments of $4.2 million at March 31, 2004, an aggregate increase of $8.0 million from $80.5 million of cash and cash equivalents at December 31, 2003. The increase for the three months ending March 31, 2004 was primarily the result of cash provided by operations of $20.4 million and cash from the issuance of common stock of $3.4 million, offset primarily by the purchase of plant and equipment of $4.4 million and the purchase of intangible assets of $9.2 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.  We have begun to invest our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations of $20.4 million for the three months ending March 31, 2004 reflects net income of $17.5 million that was adjusted by non-cash charges including a $4.3 million decrease in deferred income taxes and $3.5 million of depreciation and amortization, as well as the effect of an increase in trade accounts receivable of $2.3 million, an increase in inventories of $3.6 million, and other changes in operating assets and liabilities. Cash provided by operations for the three months ended March 31, 2003 of $18.7 million reflected net income of $12.0 million that was adjusted by non-cash charges including $3.7 million of depreciation and amortization, and other non-cash items, as well as the effect of an increase in trade accounts receivable of $4.4 million and other changes in assets and liabilities.

Cash used in investing activities of $17.8 million for the three months ended March 31, 2004 consists of $4.2 million for the purchase of short-term investments, $9.2 million for the purchase of intangibles, primarily in respect of the purchase of license and distribution agreements, and $4.4 million in capital expenditures, primarily for our infrastructure and our global ERP system.  Cash used in investing activities of $3.3 million for the three months ended March 31, 2003 consisted primarily of the purchase of intangibles of $2.0 million and capital expenditures for our infrastructure and our global ERP system of $1.3 million.

Cash provided by financing activities for the three months ended March 31, 2004 of $0.9 million reflects proceeds of $3.4 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $2.5 million.  Cash provided by financing activities for the three months ended March 31, 2003 of $6.4 million reflected proceeds of $6.6 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, partially offset by principal payments of $0.2 million on our long-term debt.

As of March 31, 2004, we had long-term debt of $30.0 million including $10.0 million of current liabilities.  In addition, we had a $35.0 million five-year revolving credit facility. We had utilized $14.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $20.2 million of revolver capacity was unused as of March 31, 2004. The borrowings under the new credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.25% that decreased to LIBOR plus 2.0% at March 31, 2004.  Remaining principal payments of $7.5, $12.5, and $10.0 million are due in 2004, 2005 and 2006, respectively.

The primary objectives of our investment policy are, in order of priority, preservation of principal, liquidity, and attaining a high rate of return.  Consequently, our investments are generally of short duration and high credit quality. We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that our operating cash flow will be in an amount sufficient to repay the existing term loan. However, we may raise additional capital from time to time.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2004  COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

Sales

					04 vs. 03
	2004	Percent of sales	2003	Percent of sales	Dollar change	Percent change

Inamed Aesthetics - Breast	$52.8	58%	$42.4	56%	$10.4	25%
Inamed Aesthetics - Facial	17.5	20%	17.8	24%	(0.3)	—2%
Inamed Health - Obesity intervention	19.2	21%	14.0	18%	5.2	37%
Other Products	1.3	1%	1.3	2%	—	0%
Total	$90.8	100%	$75.5	100%	$15.3	20%

Net sales (net of returns, discounts, and allowances), or sales, for the three months ended March 31, 2004 and 2003, were affected by foreign exchange rate fluctuations positively by approximately 4%  and 5%, respectively.  We expect sales to grow at a low double-digit rate in 2004 when compared to 2003.

Inamed Aesthetics—Breast.  The growth for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 of breast aesthetic sales was driven by several key factors:

•                  The acceptance of all aesthetics procedures has grown, including breast augmentation and reconstruction.

•                  Favorable demographics continue to emerge in the U.S. and internationally.

•                  Our physician practice building initiatives, including an advanced educational program (Inamed Academy) and the company-sponsored LookingYourBest™ web site.

•                  The introduction of new products and extensions of product lines.  In the United States, the Company has seen a continued acceptance of the Style 68 smooth round saline matrix implants (primarily used for augmentation purposes) and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the adjunct clinical study for breast reconstruction.  Internationally, our expanded offering of the cohesive Silicone Gel Matrix™ product line and the new “Soft Touch” cohesive silicone Gel Matrix has helped strengthen our position and growth.

In 2004, sales of breast aesthetics products are expected to grow at a mid double-digit rate when compared to 2003.

Inamed Aesthetics—Facial.  Facial aesthetics sales experienced a slight decrease during the quarter ended March 31, 2004 over the quarter ended March 31, 2003.  This decrease was largely the result of:

•                  The introduction of a competitive product, Restylane®, into the U.S. market.

•                  The reorganization of our facial business in Italy, including the elimination of our facial aesthetics sales agency arrangement, which resulted in lost sales in Italy in the first quarter.

In April 2004 the U.S. Food and Drug Administration approved Hylaform®, our hyaluronic acid-based dermal filler.  This product is a key addition to our facial aesthetics franchise, and allows us to offer a comprehensive portfolio of collagen and hyaluronic acid-based dermal fillers in the U.S.

In 2004, sales of facial aesthetics products are expected to decrease slightly from 2003 due to the introduction of Restylane®  in the U.S.

Inamed Health—Obesity Intervention. The increase in obesity intervention sales for the three months ended March 31, 2004 was primarily due to the following:

•                  Increased acceptance of the BioEnterics®   LAP-BAND System in the U.S., driven by recently published peer-reviewed articles supporting the safety, efficacy and positive results seen with the LAP-BAND.

•                  An increase in insurance coverage for LAP-BAND procedures in the U.S.

•                  An increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, expanded reimbursement coverage and a continued dedication to expanded consumer awareness of the procedure both nationally and regionally, in the U.S.

•                  Improved performance of our wholly-owned subsidiaries and distributors in Europe.

•                  The obesity epidemic has been well documented in the press and will be a serious and prevalent health care issue for the foreseeable future.

For 2004, sales of obesity intervention products are expected to increase in the 30% range over sales in 2003. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the BioEnterics LAP-BAND System versus other medical procedures.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Change in gross profit over prior year
2004	$23.3	25.7%	74.3%	2.6%
2003	$21.4	28.3%	71.7%

The improvement of gross margins over the first quarter of 2003 reflected a favorable product mix, our pricing strategy, and the benefits of the global manufacturing program, which was completed during the quarter.  Included in cost of goods sold for the three months ended March 31, 2004 and 2003 was $0.4 million and $0.9 million of accelerated depreciation, respectively relating to the manufacturing consolidation. The assets related to the manufacturing consolidation were fully depreciated in the current quarter, therefore we will have no further accelerated depreciation expense related to the manufacturing consolidation.  See Note 4 of the notes to the consolidated financial statements. In 2004, we expect cost of goods sold to be 26% to 28% and the gross profit margin to be 72% to 74% of sales.

Selling, General and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
2004	$39.0	43.0%	$7.8	25.0%
2003	$31.2	41.3%

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the quarter ended March 31, 2004.  The increase is primarily the result of investments in key sales and marketing programs to support the expansion of our worldwide Aesthetics franchise.  General and administrative expense also increased in absolute dollars primarily due to increased information technology costs but decreased as a percentage of sales.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
2004	$5.2	5.7%	$(0.4)	(7.1)%
2003	$5.6	7.4%

The majority of our research and development expenses in 2004 and 2003 related to the clinical development programs for our Hylaform dermal filler, our botulinum toxin Type A product, and the silicone gel and cohesive silicone gel breast implant clinical trials and PMA applications as applicable in the U.S.  The decrease in R&D expense in the quarter ended March 31, 2004 over the same quarter of 2003 was primarily due to timing in the commencement of Phase III of the botulinum toxin Type A product trials.

 In 2004, we expect research and development expenses will increase $7.0 to $9.0 million over 2003 and be in the range of $28.0 to $30.0 million.  The expected increase is due to continual support of our botulinum toxin Type A product trials.  The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

Amortization

For the three months ended March 31, 2004 and March 31, 2003, amortization of intangible assets was $1.1 million and $1.0 million, respectively.  We expect amortization expense to increase due to purchases of intangible assets.

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

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three months ended March 31,
	2004	2003

Cost of goods sold	$83.2	—
Selling, general and administrative	$443.5	—
	$526.7	—

Interest Income(Expense)

Net interest income (expense) totaled $0.4 million and ($1.7) million, for the three months ending March 31, 2004 and 2003, respectively.  The decrease in interest expense of  $2.1 million for the current quarter compared to the same period in 2003 is due to our decreased debt levels after our refinancing and unscheduled principal payments in 2003, lower interest rates on our new credit facilities compared to those in the first quarter of 2003 and a favorable tax settlement of $0.6 million of back interest from the U.S. government.  We also earned more interest income in the current quarter, as we held higher balances of cash and cash equivalents, and short term investments.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the EU Euro and the Japanese Yen.  For the quarters ended March 31, 2004 and 2003, our net sales included approximately $3.8 and $3.6 million of favorable exchange effects, principally due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.0 and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

Income Tax Expense

Our effective tax rate for the first quarter of 2004 was approximately 26.0%, up from approximately 24.0% for the first quarter of 2003. The higher tax rate in the first quarter of 2004 when compared to the same period in 2003 is related to increased earnings in higher tax jurisdictions and the fact that certain items that reduced Inamed’s worldwide tax burden in 2003 did not affect our worldwide effective tax rate in 2004.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation, and warranties.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Revenue Recognition

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition “ and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.  We recognize revenue upon delivery of product to third party distributors and customers.  Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory for patient use in hospitals, clinics and doctors’ offices.  Appropriate reserves are established for anticipated returns and allowances based on our product return history.  We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations.  Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

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

We also adopted SFAS No. 142 ‘‘Goodwill and Other Intangible Assets,’’ on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years.

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

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not had a material impact on our financial position or results from operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results from operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity.  SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results from operations.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results from operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  We are currently evaluating the impact of this proposed standard on our financial statements.

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

At present, we have no third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products.  Product liability claims or recall orders could result in material losses.

Also at present, we are actively engaged in efforts to seek product-liability insurance coverage.  However, to date, the Company and its brokers have not identified any carriers that are willing to sell us risk-shifting liability insurance on terms and conditions which are acceptable to the Company.  While we continue to explore the feasibility of purchasing risk-shifting product liability insurance coverage from a third- party carrier or carriers, we cannot assure you that we will be successful in these efforts.

In addition, we continue to incur substantial costs and expenses as a result of liabilities related to the Trilucent breast implant product.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $1.9 million remaining on the policy commitment at March 31, 2004 and $3.3 million remaining on the policy commitment at December 31, 2003.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $5.9 million remaining under this commitment at March 31, 2004 and approximately $6.2 million remaining at December 31, 2003.  In addition, under the settlement with AIG subject to certain conditions, we are required to pay up to $1.5 million to AIG on or before November 2005.

In addition, at March 31, 2004, we had an accrual for future Trilucent claims, costs, and expenses of approximately $18.1 million, or $10.3 million net of insurance receivable.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations.  Further, the existing insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

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

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of  their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, numerous women have applied for a binding determination of their damages and we also face a group action on behalf of approximately 250 women who were explanted prior to June 6, 2000.  See Part II, Item 1 Legal Proceedings.   In Spain, although approximately 310 women have accepted our protocol, approximately 50 have commenced individual legal proceedings and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees.  More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants).  The claims of many of these women may now be time-barred under Spanish law.  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent,  approximately 950 have been explanted, but only approximately 140 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of adverse publicity concerning Trilucent in 2003 and the announced closure as of December 31, 2003 of our explantantion program, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2004 or in the following years.

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

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products and facial dermal fillers, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory activities, new government regulation, or bovine spongiform encephalopathy (BSE) or Creutzfeldt-Jacob, or “mad cow” disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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

•   litigation with respect to product liability, intellectual property, and other claims or product recalls and any insurance covering such claims or recalls; and

•   general economic factors, such as foreign exchange rates.

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

The health care industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We are continually engaged in product development and improvement programs to maintain and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

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

Our products compete with a number of other products manufactured by major health care companies, and may also compete with new products currently under development by others. If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our revenue and earnings may not grow as much as expected or may even decline.

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND/OR SELL MANY OF OUR PRODUCTS.

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform and Juvederm/Hydrafill product lines, and silicone facial implants.  In addition, we currently rely on Smith and Nephew for the supply of human collagen mesh.

If there is any disruption in the supply of these finished goods or materials, our sales and profitability for the affected products would be adversely affected.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, euros, or yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture some of our breast implant products in Ireland and in Costa Rica. An increased percentage of our operating expenses will be denominated in currencies other than the U.S. dollar due to the elimination of Santa Barbara manufacturing. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

•  litigation or public concern about the safety of our products; and

•  resignation of senior officers.

Historically, the daily trading volume of our common stock has been relatively low to that of many other NASDAQ listed stocks.  We cannot guarantee that an active public market for our common stock will be sustained or, that the average trading volume will remain at present levels or increase. In addition, especially in and since 2000 the stock market in general and the NASDAQ National Market in particular have experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 5, 2004, there were 35,471,032 shares of our common stock outstanding, with another 2.2 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options has been registered for resale with the Securities Exchange Commission.

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

Interest Rate Exposure- Based on our overall interest rate exposure at March 31, 2004, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2004, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. At March 31, 2004 Inamed does not have an interest rate swap.  At March 31, 2003, Inamed had in place interest rate swap agreements effectively converting approximately $39.7 million of floating rate to fixed rate debt to hedge interest rate exposures at March 31, 2003.  The fixed rate applicable to Inamed’s interest rate hedge is 9.815%.

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

There were no foreign exchange forward contracts, transactions, or open contracts at March 31, 2004 or 2003.  Based on Inamed’s overall exposure for foreign currency at March 31, 2004, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $1.9 million remaining on the policy commitment at March 31, 2004.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was approximately $5.9 million remaining under this commitment at March 31, 2004.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.  In addition, under the settlement with AIG, subject to certain conditions, we are required to pay up to $1.5 million to AIG in or before November 2005.

By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.

In addition, at March 31, 2004, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $10.3 million, net of insurance.

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

Brown Litigation

In Brown v. Mentor Corporation, et al., Case NO CIV 00-534-T. U.S. District Court for the Western District of Oklahoma, five plaintiffs, including one woman implanted with shaped saline breast implants manufactured by Inamed sought to represent a nationwide class of women who received shaped saline breast implants manufactured either by McGhan or by Mentor Corporation (Mentor), an unrelated company.  The complaint alleged that shaped saline implants manufactured and promoted by Inamed’s subsidiary and Mentor unexpectedly spun or rotated, causing cosmetic anomalies, physical pain and emotional distress.  In addition, the complaint alleges that each plaintiff needs or has undergone replacement surgery to remove the implants.  The complaint sought compensatory and punitive damages on behalf of the individual plaintiffs and the putative class members in an amount allegedly totaling “billions” of dollars, and also seeks an injunction against continued sale of the allegedly defective implants.  The only defendants in this action were McGhan and Mentor.

As of March 3, 2004, Inamed entered into a settlement agreement with the named plaintiffs in this litigation.  The Company made a payment to the named plaintiffs of an immaterial amount to settle the matter, and the claims of such plaintiffs were dismissed with prejudice.

Sager Litigation

Inamed and its Inamed Medical Products Corporation subsidiary were defendants in Vickie Sager and Elizabeth Weichsel v. Inamed Corporation, et al., Case No. 01043771, Superior Court of the State of California for the County of Santa Barbara.  In this putative class action, plaintiffs alleged that they and other women who received McGhan’s shaped, saline breast implants overpaid for them as a result of Inamed’s allegedly false and misleading promotions, advertising, and/or representations about this product.  Specifically, plaintiffs alleged that, from approximately 1994 to the summer of 2000, Inamed falsely and wrongfully represented that the shaped breast implant was a superior product to round implants offered at a lower cost.  Plaintiffs alleged our advertisements and promotions represented falsely that the shaped implants have a more natural and superior appearance after implantation than round implants when, according to plaintiffs, this was not the case.  For reasons unrelated to the allegations made by the plaintiffs, Inamed changed its marketing, advertising, and promotional program for the shaped breast implants before this lawsuit was filed.

Plaintiffs alleged that Inamed’s allegedly unlawful representations and promotions induced them and others to choose shaped implants at a cost of up to five hundred dollars more than the cost of round breast implants.  The complaint alleged that but for Inamed’s allegedly false and misleading advertising and promotional campaigns, plaintiffs and the putative class members would have paid approximately five hundred dollars less for their implants than they actually did.

Without admitting any fault or liability, and to avoid the substantial cost of further complex litigation, Inamed agreed to settle the case in 2003 and paid $2.1 million into a settlement fund for the costs of notice, claims administration, the payment of verified claims, court-approved reasonable attorney fees, and related matters.  The Court vacated all dates in the case, including a trial date, pending Court approval of the final settlement agreement.  On November 5, 2003, the court preliminarily approved the settlement agreement in this case.  A hearing on the parties’ application for final approval of the settlement was held on March 30, 2004, and at that time the Court signed and filed its final judgment approving the settlement.

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

On February 16, 2000, the Company’s attorneys sent the settlement agreement, for review and comment, to attorneys for Dr. Kuzmak.  Despite repeated requests, Dr. Kuzmak refused to execute the settlement agreement.  On April 5, 2000, we filed a civil action in the United States District Court for the District of New Jersey, No. 00-CV-1610 (WHW) (the New Jersey federal action), seeking specific performance of the Letter Agreement or, in the alternative, relief from Dr. Kuzmak’s breach of the Letter Agreement, as well as the relief sought in the California federal action.

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

On February 15, 2002, Inamed filed a motion for partial summary judgment in the California federal action, seeking specific performance of the Letter Agreement or, in the alternative, a determination that Dr. Kuzmak had breached the Letter Agreement.  Ethicon and Kuzmak filed an opposition to the motion asking that summary judgment be granted in their favor instead, determining that the Letter Agreement is unenforceable. On May 8, 2002, the court heard argument on that motion and, in an opinion dated May 28, 2002, denied that motion and granted summary judgment on these claims to Ethicon and Kuzmak.  Inamed took an appeal from the federal district court’s May 28 rulings to the U.S. Court of Appeals for the Federal Circuit.  That appeal was fully briefed and, on April 9, 2003, argued.  On May 15, 2003 the Federal Circuit affirmed the district court’s grant of summary judgment on the basis that Inamed had not proven a breach of the Letter Agreement by Dr. Kuzmak.  In so doing, however, the Federal Circuit expressly overruled the district court’s conclusion that a binding contract to settle this litigation had never been formed.  On the basis of certain language in the Federal Circuit’s opinion that the Company believes renders the Letter Agreement currently enforceable, Inamed moved the district court for a stay of all proceedings.  The district court held a conference call on June 10, 2003 and suggested the parties seek clarification from the Federal Circuit regarding the implications of its opinion on the current enforceability of the Letter Agreement.  The Company subsequently did so and the Federal Circuit denied the motion for clarification.  It renewed its stay request, which the district court denied on July 22, stating that its interpretation of the Federal Circuit’s opinion was that the Letter Agreement was terminated.  It is currently evaluating our options with respect to enforcement of the Letter Agreement.

Following its denial of the stay request, the district court held a “Markman” claim construction hearing on July 28, 2003 to construe certain disputed claim terms of the asserted patents. The final Claim Construction Order was issued on November 7, 2003. The court held a telephonic scheduling conference on November 19, 2003 at which time it set a schedule for briefing on Inamed’s motions for summary judgment of invalidity and non-infringement as well as expert discovery. On January 29, 2004 the court held a hearing on Inamed’s summary judgment motions for invalidity of the ‘339, ‘176 and ‘429 patents and for non-infringement of the ‘339 and ‘176 patents. Following the hearing, the court issued an order noting that the previously scheduled February 17, 2004 trial date was vacated and that the issues raised in Inamed’s summary judgment motions remained under consideration and further directing the parties to submit a stipulation regarding a preferred trial date. On February 2, 2004 the parties submitted a stipulation requesting a trial date in late June 2004.  The court set a trial date of June 22, 2004 by order dated March 24, 2004.  On April 26, 2004 the Court issued an order denying summary judgment of invalidity as to the ‘339 and ‘429 patents due to disputed factual issues but granting summary judgment of invalidity on the single asserted claim of the ‘176 patent.  On May 4, 2004, the Court issued an order granting summary judgment of noninfringement as to claims 1-9 of the ‘339 patent and as to the single asserted claim of the ‘176 patent.  Inamed expects Defendants to seek reconsideration of the Court’s ruling with respect to the ‘339 patent.  Inamed will vigorously prosecute any remaining declaratory relief claims and defend any remaining infringement claims at trial.

The Company continues to believe that the Letter Agreement is an enforceable settlement agreement, that Kuzmak or Ethicon breached it, and that the Company did not breach it.  If Inamed is ultimately successful in enforcing the Letter Agreement, it would obtain an exclusive license to, or a covenant not to sue under, all of the patents at issue in the federal litigation through June 2005, when the earliest patent containing the broadest claims expires.  The Company would also be obligated to pay Ethicon a running royalty of thirty-six U.S. dollars per BioEnterics LAP-BAND System sold in the U.S. through June 2005 and a nonrefundable advance on royalties of $2.0 million.  In that event, the federal district court need not reach or decide Ethicon’s claims for patent infringement or our claims for declarations of patent invalidity, unenforceability and/or non-infringement (together, the Patent Claims).  However, the Company does not expect that it will be able to enforce the Letter Agreement before we are required to litigate the Patent Claims.

If Inamed loses at a trial of the Patent Claims, a judgment could be entered against the Company (i) for damages in the form of royalties payable to Ethicon from December, 1998, and (ii) enjoining the Company from making or selling the BioEnterics LAP-BAND System in the U.S. until the expiration of the last-to-expire patent at issue in the litigation found to be valid and enforceable and to be infringed by the BioEnterics LAP-BAND System.  Upon a finding that Inamed willfully infringed one or more of the patents at issue, the Court could also hold the Company liable to Ethicon for up to treble damages and attorneys fees.  In terminating a license agreement with Dr. Kuzmak in 1998, Inamed acted in reliance upon a written opinion issued by specialized patent counsel.  This factor generally reduces the likelihood of a finding of willful infringement in patent litigation.

Among other relief, Ethicon seeks, and Inamed opposes, the entry of an injunction against Inamed enjoining it from infringement of its patents. While the earliest and broadest of the patents at issue in this litigation expires in 2005, other patents-in-suit expire in 2011 and 2013.  Therefore, if Ethicon prevails on the patent claims and its request for an injunction is granted, Inamed could be enjoined until 2013.  In opposing the entry of such an injunction, the Company would rely in part on a well-established exception to this rule under which injunctions have been denied in the context of litigation over medical device patents on public health grounds.  While we believe that such an opposition would be well-grounded in law and in fact, no assurance can be given that such an opposition would in fact be granted.

Dr. Kuzmak has no continuing financial interest in this matter, as he assigned all such rights to Ethicon in November 2001.

Although Inamed believes it has meritorious arguments in favor of its positions and continues to vigorously assert its rights and defenses in the litigation with Ethicon, if the Company loses at a trial of the Patent Claims, and depending on determinations as to which patents were found to be infringed, the applicable royalty rate, whether the infringement was willful and whether a permanent injunction issues, an adverse judgment could have a material adverse impact on the Company’s financial condition, results of operations and/or our prospects.  Without prejudice to the Company’s position on the enforceability of the Letter Agreement, we have settled the AAA action with Ethicon, and paid the settlement amount in full, resulting in the final dismissal of that matter.  This settlement has no bearing on federal court litigation described above.

Manders Matter

Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.  We do not believe we practice the device claimed by Manders or that we teach the methods he claims.  Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  The time for fact discovery has been extended by the Court and will now be completed by June 30, 2004.  The Markman proceedings will also begin in June 2004.  Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent.  The Court has scheduled the Markman hearing on these twelve claims for August 2004.  Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

Other Matters

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of the Company’s products.  These claims have not had, and are not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.     Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.  Other Information

On April 22, 2004 the U.S. Food and Drug Administration granted market approval for Hylaform®, a hyaluronic acid-based dermal filler.

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

(b)  Current Reports on Form 8-K

Form 8-K furnished February 26, 2004 – The Company issued a press release regarding the Company’s financial results for its fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

	By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)
May 10, 2004

	By:	/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 10, 2004