Form 10-Q
period 2004-06-30
INAMED CORP
filed 2004-08-09
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On August 4, 2004, there were 35,584,017 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.           Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	June 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$77.7	$80.5
Short-term investments	9.9	—
Trade accounts receivable, net of allowances of $20.4 and $19.7 in 2004 and 2003, respectively	65.2	63.7
Inventories, net	53.7	47.0
Prepaid expenses and other current assets	9.6	10.6
Deferred income taxes	7.8	10.3
Total current assets	223.9	212.1

Property and equipment, net	56.3	51.2
Goodwill	151.1	151.2
Other intangible assets, net	52.2	44.5
Deferred income taxes	31.8	32.9
Other assets	5.3	9.1
Total assets	$520.6	$501.0

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$10.0	$10.0
Accounts payable	27.3	23.5
Income taxes payable	6.3	10.3
Accrued liabilities and other (note 10)	36.3	36.4
Total current liabilities	79.9	80.2

Long-term debt, net of current portion	17.5	22.5
Other long-term liabilities (note 10)	38.9	46.8

Commitments and contingencies (note 14)

Stockholders’ equity:

Common stock, $0.01 par value; authorized 100.0 and 50.0 shares; issued and outstanding 35.5 and 35.3 shares for 2004 and 2003, respectively	0.4	0.4
Additional paid-in capital	229.7	223.3
Deferred compensation	(5.8)	(6.9)
Retained earnings	156.2	128.9
Accumulated other comprehensive income	3.8	5.8
Total stockholders’ equity	384.3	351.5
Total liabilities and stockholders’ equity	$520.6	$501.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Net sales	$99.7	$85.8
Cost of goods sold	25.1	24.1

Gross profit	74.6	61.7

Operating expenses:
Selling, general and administrative (note 15)	59.0	35.8
Research and development	6.6	5.2
Amortization of intangible assets	1.3	1.0

Total operating expenses	66.9	42.0

Operating income	7.7	19.7

Other income (expense):
Net interest income (expense) and debt costs	(0.1)	(5.1)
Foreign currency transaction gains/(losses)	(0.4)	0.4
Royalty income and other	1.3	1.1

Total other income (expense), net	0.8	(3.6)

Income before income tax expense	8.5	16.1
Income tax (benefit) expense	(1.3)	3.3

Net income	$9.8	$12.8

Net income per share of common stock:
Basic	$0.28	$0.38
Diluted	$0.27	$0.37

Weighted average shares outstanding:
Basic	35.5	33.8
Diluted	36.0	34.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net sales	$190.5	$161.3
Cost of goods sold	48.4	45.5

Gross profit	142.1	115.8

Operating expenses:
Selling, general and administrative (note 15)	98.0	67.0
Research and development	11.9	10.8
Amortization of intangible assets	2.4	2.0

Total operating expenses	112.3	79.8

Operating income	29.8	36.0

Other income (expense):
Net interest income (expense) and debt costs	0.3	(6.9)
Foreign currency transaction gains/(losses)	(0.2)	0.6
Royalty income and other	2.3	2.1

Total other income (expense), net	2.4	(4.2)

Income before income tax expense	32.2	31.8
Income tax expense	4.9	7.1

Net income	$27.3	$24.7

Net income per share of common stock:
Basic	$0.77	$0.74
Diluted	$0.76	$0.72

Weighted average shares outstanding:
Basic	35.4	33.5
Diluted	35.9	34.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

			Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Issued)
	Shares	Amount
Balance, December 31, 2003	35.3	$0.4	$223.3	$128.9	$(6.9)	$5.8	$351.5

Comprehensive income:
Net income				27.3			27.3
Translation adjustment						(2.0)	(2.0)
Total comprehensive income							25.3

Employee stock purchase plan			1.8				1.8
Amortization of deferred compensation					1.1		1.1
Exercise of stock options	0.2		2.8				2.8
Tax benefit of option exercises			1.8				1.8

Balance, June 30, 2004	35.5	$0.4	$229.7	$156.2	$(5.8)	$3.8	$384.3

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$27.3	$24.7
Non-cash elements included in net income:
Depreciation and amortization	6.7	7.5
Tax benefit from stock option exercises	1.8	5.6
Deferred income taxes	3.5	8.1
Non-cash compensation	1.1	—
Realization of loss on interest rate swap	—	3.5
Provision for doubtful accounts	2.2	1.1
Amortization of deferred loan costs	0.1	0.4
Changes in assets and liabilities:
Trade accounts receivable	(5.1)	(8.4)
Inventories	(7.3)	(0.2)
Prepaid expenses and other current assets	1.0	1.4
Other assets	3.8	3.8
Accounts payable	3.9	(4.8)
Income taxes payable	(3.7)	(10.1)
Accruals and other long-term liabilities	(7.8)	5.6
Net cash provided by operating activities	27.5	38.2

Cash flows from investing activities:
Purchase of property and equipment	(9.9)	(4.1)
Purchase of investments	(9.9)	—
Purchase of intangibles	(10.2)	(2.0)
Net cash used in investing activities	(30.0)	(6.1)

Cash flows from financing activities:
Principal repayment of long-term debt	(5.0)	(0.4)
Issuance of common stock	4.6	12.6
Net cash (used in) provided by financing activities	(0.4)	12.2
Effect of exchange rate changes on cash	0.1	1.4
Change in cash and cash equivalents:
Net change in cash and cash equivalents	(2.8)	45.7
Cash and cash equivalents at beginning of period	80.5	39.3
Cash and cash equivalents at end of period	$77.7	$85.0
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0.7	$3.3
Income taxes	$2.9	$5.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

NOTE 2    – DESCRIPTION OF BUSINESS

The Company

Inamed Corporation, a Delaware corporation, is a global health care company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives.  We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders for use in plastic and reconstructive surgery); facial aesthetics (consisting primarily of collagen and hyaluronic acid-based dermal fillers for use in facial rejuvenation); and obesity intervention (consisting of products for use in treating severe and morbid obesity).  Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland.  We sell our products through our staff of sales representatives in the U.S. and in our wholly owned foreign subsidiaries and, in certain countries, through independent distributors.

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

Short-term Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses.  Because of the Company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates.  Securities that mature in three months or less are classified as cash equivalents.  Those that mature over three months but within one year are classified as short-term investments.  The Company is currently investing in high quality corporate debt securities and the cost of securities sold will be based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.  The amounts presented for long-term debt approximate fair value because the interest rate adjusts periodically based on current market rates.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.  The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant.  A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superseded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset.  Upon the determination that an impairment review is required the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors.  These amounts are estimated by evaluating historical trends, current budgets, operating plans, and other industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, the Company may be required to record impairment charges for those assets.  With the exception of the manufacturing consolidation that commenced in 2002 (see Note 4), Inamed does not believe that any such changes have taken place.  The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis in October, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated.  In accordance with SFAS 142 the Company evaluates the fair value of the reporting unit in relation to the carrying value of goodwill.  As long as the fair value of the reporting unit exceeds the carrying value of the reporting unit’s goodwill and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value of goodwill, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

License and distribution rights – In the normal course of business, the Company enters into collaborative license and distribution contracts.  These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant.  When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment.  Payments for these rights made in advance of regulatory approval are evaluated for capitalization based upon certain factors including: the contract, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, alternative future uses, clinical experience and regulatory information.  Payments made to third parties subsequent to regulatory approval are capitalized.  Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to twenty-one years.  Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense.  License rights are assessed periodically for impairment.

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries.  Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  The liability is included in both the current and long-term liabilities in the balance sheet.  The U.S. plan in most cases provides product replacement and one thousand two hundred to two thousand four hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan.  The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products.  The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery.  Changes to actual claims and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations.  Substantially all of the product warranty liability arises from the U.S. warranty program.

	Accrued Warranty Six Months Ended June 30, 2004	Accrued Warranty Six Months Ended June 30, 2003

Balance at December 31	$10.4	$9.5
Accruals for warranties issued during the period	2.4	2.6
Settlements made during the period	(1.8)	(2.1)
Balance	$11.0	$10.0

Revenue Recognition

The Company’s revenue is generated from the sale of its products to doctors, hospitals, clinics and distributors.  The Company sells its products through a direct sales force in the U.S. and through a direct sales force and distributors internationally.

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when all four of the following criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on product history.  The Company recognizes revenue when title to the goods and risk of loss transfer to customers provided there are no remaining performance obligations required of the Company or any matters requiring customer acceptance.

The Company allows for the return of product from doctors, hospitals, and clinics within a specified time frame, and records estimated sales returns as a reduction of sales in the same period revenue is recognized.  Inamed calculates these sales provisions based upon historical experience with actual returns.

A portion of the Company’s revenue is generated from consigned inventory maintained at doctors, hospitals, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify Inamed upon use.  For these products, revenue is recognized at the time the Company is notified by the customer that the product has been implanted.

Our sales to distributors are conducted under the same revenue recognition criteria as sales via our direct sales force.  Distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

Research and Development (R&D)

Inamed conducts its R&D internally as well as through contracts with other companies in the research and development of new products and processes.  R&D expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, contract services, and other outside costs.  In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all R&D costs are expensed as incurred.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2004	3.15% - 3.34%	0.0	4	28.5% - 44.1%
2003	2.74% - 2.91%	0.0	4	34.7% - 40.9%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income as reported	$9.8	$12.8	$27.3	$24.7
Add: Stock-based compensation expense
included in reported net income, net of related
tax effects	0.3	—	0.6	—
Deduct: Total stock-based compensation expense
determined under the fair value method for all
awards, net of tax effects	(2.6)	(0.9)	(4.8)	(1.8)
Pro forma net income	$7.5	$11.9	$23.1	$22.9

Earnings Per Share

Basic as reported	$0.28	$0.38	$0.77	$0.74
Basic pro-forma	$0.21	$0.35	$0.65	$0.68

Diluted as reported	$0.27	$0.37	$0.76	$0.72
Diluted pro-forma	$0.21	$0.34	$0.65	$0.67

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income.  Transaction gains and losses are recorded in the consolidated statements of income.  Accumulated foreign currency gains were $3.8 and $0.2, at June 30, 2004 and 2003, respectively.

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

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States.  In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate.  Included in the provision for income taxes for the three and six months ended June 30, 2004 is an estimated $6.9 income tax benefit for a legal settlement and related second quarter fees.

Interest Rate Swaps

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133”, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  If the hedging criteria in SFAS No. 133 are met, the resulting valuation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax when no ineffectiveness exists.  Amounts in accumulated other comprehensive income (loss) shall be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings or when a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur.  (See Note 8 for a further discussion on the interest rate swap.)

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was originally effective on July 1, 2003.  In December 2003, the FASB deferred the effective date for applying the provision of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created prior to February 1, 2003.  The adoption of FIN 46 did not have a material impact on our financial position or results from operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  The Company is currently evaluating the impact of this proposed standard on its financial statements.

NOTE 4 – RESTRUCTURING COSTS

Inamed recorded $5.1 of restructuring costs in the fourth quarter of 2002.  This restructuring was undertaken to consolidate manufacturing facilities.  The annual savings from the manufacturing consolidation is estimated to be a reduction in U.S. payroll and support costs of $10.0, with a corresponding increase in costs in Ireland of $4.3 and Costa Rica of $0.4, with a net savings of $5.3 per year.  The savings are from the relocation to lower-cost manufacturing locations.  The savings will be reflected in cost of goods sold on the income statement.  The consolidation of operations was completed in the first quarter of 2004 and involved transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  Through June 30, 2004, the Company eliminated approximately 140 manufacturing positions in Santa Barbara and will eliminate approximately 10 more through the end of 2004.  Approximately 80 of these positions were added in Ireland and Costa Rica through March 31, 2004.  The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through 2005.  Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company accelerated the depreciation on certain assets with shortened useful lives.  For the three and six months ended June 30, 2004, Inamed included $0.0 and $0.4, respectively, of accelerated depreciation charges in cost of goods sold.  For the three and six months ended June 30, 2003, Inamed included $0.9 and $1.9, respectively, of accelerated depreciation charges in cost of goods sold. These assets were fully depreciated as of March 31, 2004.  The Company does not expect any further material costs related to the 2002 restructuring.  Through the six months ended June 30, 2004 a major contributor in the increase of the gross margin year over year was the savings generated as a result of the manufacturing consolidation.  The savings generated were primarily the result of reduced payroll costs.

Inamed recorded $12.0 of restructuring costs in the first quarter of 2001.  This restructuring was a series of events to reorganize senior management and to consolidate facilities and administrative functions.  The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed’s new facility in Costa Rica and the move of Santa Barbara’s remaining manufacturing to a local facility.  These costs were primarily employee severance costs which will be paid through 2005.  Inamed does not expect any further material costs related to the 2001 restructuring.

A summary of activity related to the restructuring charges is as follows:

Employee Termination Benefits

2001 restructuring accrual:
Balance at December 31, 2003	$0.7
Cash paid through June 30, 2004	(0.3)
Accrual balance at June 30, 2004	0.4
2002 restructuring accrual:
Balance at December 31, 2003	$3.2
Cash paid through June 30, 2004	(1.0)
Accrual balance at June 30, 2004	$2.2
Total accrual balance at June 30, 2004	$2.6

NOTE 5 – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003		Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
Net Income - Basic and Diluted	$9.8		$12.8		$27.3		$24.7

Weighted average shares outstanding - Basic	35.5		33.8		35.4		33.5
Dilutive effect of stock options	0.5	(1)	0.6	(1)	0.5	(1)	0.6	(1)
Weighted average shares outstanding - Diluted	36.0		34.4		35.9		34.1

Per share amount
Basic	$0.28		$0.38		$0.77		$0.74
Diluted	$0.27		$0.37		$0.76		$0.72

(1) The calculation excludes 0.4 options that are anti-dilutive for the six months ended June 30, 2003.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003

Raw materials	$11.6	$11.7
Work in process	11.0	7.1
Finished goods, net	31.1	28.2
	$53.7	$47.0

NOTE 7 – SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Breast Aesthetics	$57.3	$47.5	$110.2	$89.9
Facial Aesthetics	20.5	22.2	37.9	40.0
Health	21.1	15.2	40.3	29.2
Other*	0.8	0.9	2.1	2.2
Total Sales	$99.7	$85.8	$190.5	$161.3

*  Other products consist of collagen sales to other medical manufacturers.

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
United States	$59.9	$55.8	$115.1	$102.2
All other countries*	39.8	30.0	75.4	59.1
Total Sales	$99.7	$85.8	$190.5	$161.3

*  No other country’s sales comprise more than 10% of net sales for any of the periods presented.

NOTE 8 – INTEREST RATE SWAP

As of June 30, 2004, the Company no longer had an interest rate swap agreement.  At June 30, 2003 Inamed had an interest rate swap agreement with a financial institution.  The purpose of this agreement was to establish a hedge against interest rate fluctuations associated with Inamed’s variable interest rate debt outstanding at that time.  Inamed had designated this derivative as a cash flow hedge and recorded the existing liability and unrecognized losses.  The swap agreement fixed the interest rates at 9.815% on a $39.8 notional value. The swap required monthly interest payments to settle the differences in its fixed rates compared to one month LIBOR plus 3.0%.  Inamed included these payments in interest expense.

As of June 30, 2003, the Company determined that it was probable that Inamed’s variable interest rate debt described above for which the hedge was utilized would be refinanced.  Consequently, pursuant to SFAS No. 133 as amended, unrealized losses of $3.5 that had been previously included in accumulated other comprehensive income (loss) were recorded as interest expense in the Company’s income statement.  In July 2003, the Company terminated the interest rate swap agreement in connection with the termination of the variable interest rate debt.

NOTE 9 – INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense for the three and six month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Interest income	0.2	0.3	1.0	0.4
Interest expense	(0.3)	(5.4)	(0.7)	(7.3)
Interest income (expense)	(0.1)	(5.1)	0.3	(6.9)

Included in interest expense in the three and six months ended June 30, 2003 is $3.5 of realized losses on the Company's interest rate swap.

NOTE 10  –  ACCRUED LIABILITIES AND OTHER; OTHER LONG-TERM LIABILITIES

Accrued liabilities and other is summarized as follows:

	June 30, 2004	December 31, 2003
Salaries, wages, and payroll taxes	$10.3	$14.7
Acquisition and restructuring costs	1.7	2.4
Royalties payable	2.0	2.6
Trilucent liability, current	4.5	3.5
Accrued legal and settlement expense	1.7	0.7
Sales tax liability	4.2	5.0
Warranty provision, current	2.9	2.7
Other	9.0	4.8
Total accrued liabilities and other	$36.3	$36.4

Other long-term liabilities consist of the following:

	June 30, 2004	December 31, 2003
Warranty provision	$8.0	$7.8
Trilucent liability	9.9	18.2
Deferred income tax liability	14.6	14.6
Other liabilities	6.4	6.2
Total other long-term liabilities	$38.9	$46.8

NOTE 11  –  LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30, 2004	December 31, 2003

Variable 1-month LIBOR plus 2.0% note, final maturity in July 2008	$27.5	$32.5
Less: current maturities	(10.0)	(10.0)
Long-term debt	$17.5	$22.5

As of June 30, 2004, the Company had long-term debt of $27.5 including $10.0 of current liabilities.  In addition, the Company had a $35.0 five-year revolving credit facility of which $14.8 of the revolver capacity was utilized by having letters of credit issued to collateralize certain insurance programs. The remaining $20.2 of revolver capacity was unused as of June 30, 2004.  The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.0%.  Remaining principal payments of $5.0, $12.5, and $10.0 are due in 2004, 2005 and 2006, respectively.

NOTE 12  –  GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill was $151.1 and $151.2 as of June 30, 2004 and December 31, 2003, respectively.

Net other intangible assets subject to amortization were $48.1 and $40.4 as of June 30, 2004 and December 31, 2003, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to twenty one years. Other intangible assets not subject to amortization (trade names) were $4.1 at June 30, 2004 and December 31, 2003.   Total other intangible assets are as follows:

		June 30, 2004			December 31, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.2	$61.2	$(17.1)	$44.1	$51.1	$(14.9)	$36.2
Patents	15.5	5.7	(1.7)	4.0	5.7	(1.5)	4.2
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$69.3	$(21.2)	$48.1	$59.2	$(18.8)	$40.4
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.4	$(21.2)	$52.2	$63.3	$(18.8)	$44.5

Aggregate amortization expense for intangible assets was $1.3 and $2.4 for the three and six months ended June 30, 2004, respectively. For the years 2004 through 2007, amortization expense for intangible assets is expected to be approximately $5.2, $5.2, $5.2, and $5.0 million.

NOTE 13  –  STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at June 30, 2004:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	7,400	$4.33	107,499
The 1999 Program	1,350,000	231,249	$44.30	231,416
The 2000 Option Plan	2,287,500	1,362,803	$34.75	95,246
The 2003 Outside Director Plan	225,000	60,000	$45.74	165,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,698,952	$35.96	1,099,161

Stand Alone Options, not approved by Stockholders	2,426,250	200,001	$15.34	—
Total	7,688,750	1,898,953	$33.79	1,099,161

Summary

Activity under these plans for the periods ended June 30, 2004 and 2003 was as follows (shares in millions):

	For the three months ended		For the three months ended		For the six months ended		For the six months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at
the beginning of the period	2.0	$33.54	2.7	$16.18	2.1	$32.55	3.4	$15.20
Granted	—	$57.96	—	$—	0.1	$51.18	—	$21.86
Cancelled	(0.1)	$49.16	—	$24.43	(0.1)	$42.87	(0.1)	$21.40
Exercised	(0.1)	$17.51	(0.5)	$11.57	(0.2)	$18.34	(1.1)	$10.74
Options outstanding at the end of the period	1.9	$33.79	2.2	$16.18	1.9	$33.79	2.2	$17.20
Options exercisable at the end of the period	0.2	$20.17	1.0	$19.08	0.2	$20.17	1.0	$19.08
Weighted average fair value of options granted during the period		$18.22		$—		$21.46		$8.21

The following table summarizes information about stock options outstanding at June 30, 2004 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$4.33 - $12.80	0.22	7.34	$11.39	0.03	$10.00
$14.69 - $16.50	0.19	7.61	$14.99	0.03	$16.25
$16.68 - $18.17	0.32	5.99	$17.40	0.03	$17.65
$20.88 - $43.84	0.19	6.66	$26.67	0.11	$24.45
$44.58 - $48.68	0.14	9.18	$47.47	—	—
$48.99	0.77	9.25	$48.99	—	—
$49.19	0.04	9.69	$49.19	—	—
$49.70	0.01	6.24	$49.70	—	—
$51.08	0.02	9.23	$51.08	—	—
$57.96	0.02	6.93	$57.96	—	—

$ 4.33 - $57.96	1.90	8.04	$33.79	0.20	$20.17

Restricted Stock Plan

In 2003 Inamed adopted the 2003 Restricted Stock Plan, which authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director.  In the second quarter of 2004, the stockholders approved an increase in the number of authorized shares by 150,000 shares to 300,000 shares.  Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized shares	Number of shares issued	Available for Issuance

The 2003 Restricted Stock Plan	300,000	142,500	157,500

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Cost of goods sold	$83.2	—	$166.4	—
Selling, general and administrative	$443.5	—	$887.0	—
	$526.7	—	$1,053.4	—

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters as a claimant and as a defendant.  Inamed records any amounts recovered in these matters when collection is realized.  Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated.  Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.  Actual results could differ from estimates. See “Legal Proceedings. ”

NOTE 15 – LITIGATION

Effective June 21, 2004, the Company resolved its patent infringement lawsuit with Ethicon Endo-Surgery, Inc. (“Ethicon”) and entered into a settlement agreement regarding various patents related to gastric banding.  Under the terms of the settlement agreement, Inamed paid Ethicon $17.2 in the second quarter of 2004, and, pursuant to a license arrangement included in the settlement agreement, will pay royalties to Ethicon on future United States sales of the LAP-BAND® System, initially at 7.5%. Prior to this settlement, Inamed accrued a royalty on U.S. sales at 1.2%.  The 7.5% royalty will be reduced to 5.5% if Ethicon is able to obtain approval from the U.S. Food and Drug Administration for the marketing of an adjustable gastric band sometime in the future. Inamed will also pay Ethicon 3.5% on all future foreign sales of the LAP-BAND® System.  The U.S. and international royalties payable will decrease to 2% after June 20, 2011, and all Inamed royalty obligations will expire no later than May 12, 2013.   Inamed’s license is to Ethicon’s family of gastric banding patents which were at issue during the litigation.

The Company recorded a charge in the amount of $17.2 for the three months ended June 30, 2004, to reflect the settlement payment to Ethicon and related second quarter litigation costs and expenses.  This charge is net of the previously accrued amounts and is included in selling, general and administrative expenses.

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

Company and Industry Overview

Inamed is a global health care company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants and tissue expanders for use in plastic and reconstructive surgery, a range of dermal products to correct facial wrinkles and the LAP-BAND® System and BIB® Systems used to treat severe and morbid obesity.  We generate approximately 36% of our revenues outside the U.S./Canada.

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

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  The cost of goods sold represents raw materials, labor and overhead, and the cost of third party finished products. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies.  For the six months ended June 30, 2004 and June 30, 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation.  (See Note 4 of the notes to the consolidated financial statements.)

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

Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

Liquidity and Capital Resources

We had cash and cash equivalents of $77.7 million and short-term investments of $9.9 million at June 30, 2004, an aggregate increase of $7.1 million from $80.5 million of cash and cash equivalents and no short-term investments at December 31, 2003. The increase was primarily the result of cash provided by operations of $27.5 million and cash from the issuance of common stock of $4.6 million, offset primarily by the purchases of plant and equipment of $9.9 million, intangible assets of $10.2 million, and principal repayments of long-term debt of $5.0 million.  Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.  We invest a portion of our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations was $27.5 million for the six months ending June 30, 2004 compared to $38.2 million for the six months ended June 30, 2003.  The decrease was primarily the result of a cash payment for our Ethicon Endo-Surgery, Inc. (“Ethicon”) legal settlement of $17.2 million (see Part II, Item 1.  Legal Proceedings, Patents and

License Litigation, Kuzmak Matter for a further discussion of this settlement agreement).  Pursuant to the terms of this settlement agreement, we will commence accrual of the royalties in the third quarter of 2004 and payment of such royalties to Ethicon in the fourth quarter of 2004.  Royalty amounts will vary based on the sales of these products.  Accounts receivable increased $5.1 million due to increased sales.  Inventories increased $7.3 million mainly in our facial product inventory in the U.S.  Accounts payable increased $3.9 million in line with our increased inventory purchases.  Income taxes payable decreased $3.7 million as a result of our lower tax rate in 2003 and utilization of net operating losses and tax credits.  Accruals and other long-term liabilities decreased $7.8 million primarily due to payments on our Trilucent liability (see Part II, Item 1.  Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters).  We expect cash from operations to increase for the full year as a result of increased sales and net income.

Cash used in investing activities of $30.0 million for the six months ended June 30, 2004 consists of $9.9 million for the purchase of short-term investments, $10.2 million for the purchase of intangibles, primarily the purchase of license and distribution agreements, and $9.9 million in capital expenditures, primarily for our plant expansions and our global Enterprise Resource Planning or ERP system.  Cash used in investing activities of $6.1 million for the six months ended June 30, 2003 consisted of the purchase of intangibles of $2.0 million and capital expenditures of $4.1 million, primarily for our global ERP system.

Cash used in financing activities for the six months ended June 30, 2004 of $0.4 million reflects proceeds of $4.6 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $5.0 million.  Cash provided by financing activities for the six months ended June 30, 2003 of $12.2 million reflected proceeds of $12.6 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, partially offset by principal payments of $0.4 million on our long-term debt.

As of June 30, 2004, we had long-term debt of $27.5 million including $10.0 million of current liabilities.  In addition, we had a $35.0 million five-year revolving credit facility. We had utilized $14.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $20.2 million of revolver capacity was unused as of June 30, 2004. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.0%.  Remaining principal payments of $5.0, $12.5, and $10.0 million are due in 2004, 2005 and 2006, respectively.

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

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003.

Sales:

					Three Months Ended June 30, 2004 vs. 2003
	Three Months Ended June 30, 2004	Percent of sales	Three Months Ended June 30, 2003	Percent of sales	Dollar change	Percent change
Inamed Aesthetics - Breast	$57.3	57%	$47.5	55%	$9.8	21%
Inamed Aesthetics - Facial	20.5	22%	22.2	27%	(1.7)	-8%
Inamed Health - Obesity intervention	21.1	20%	15.2	17%	5.9	39%
Other Products	0.8	1%	0.9	1%	(0.1)	-11%
Total	$99.7	100%	$85.8	100%	$13.9	16%

					Six Months Ended June 30, 2004 vs. 2003
	Six Months Ended June 30, 2004	Percent of sales	Six Months Ended June 30, 2003	Percent of sales	Dollar change	Percent change
Inamed Aesthetics - Breast	$110.2	58%	$89.9	57%	$20.3	23%
Inamed Aesthetics - Facial	37.9	20%	40.0	25%	(2.1)	-5%
Inamed Health - Obesity intervention	40.3	21%	29.2	17%	11.1	38%
Other Products	2.1	1%	2.2	1%	(0.1)	-5%
Total	$190.5	100%	$161.3	100%	$29.2	18%

Net sales (net of returns, discounts, and allowances), or sales, for the three and six months ended June 30, 2004 and 2003, were affected by foreign exchange rate fluctuations positively by approximately 2% and 5%, and 3% and 5%, respectively.

Inamed Aesthetics—Breast.  The growth for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 of breast aesthetic sales was driven by several key factors:

•                  The acceptance of all aesthetics procedures has grown, including breast augmentation and reconstruction.

•                  Favorable demographics continue to emerge in the U.S. and internationally for various types of aesthetics procedures including breast augmentation.

•                  Our physician practice building initiatives and consumer awareness programs. These include an advanced educational program for surgeons (Inamed Academy) and the company-sponsored LookingYourBest™ web site for consumers and surgeons.

•                  In the United States, we have seen a continued acceptance of the Style 68 smooth round saline matrix implants (primarily used for augmentation purposes) and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the adjunct clinical study for breast reconstruction.

•                  Internationally, an increased demand for our BioDIMENSIONAL™ Cohesive Gel Matrix™ products.

In 2004, we expect sales of breast aesthetics products to grow at a mid to high teen rate when compared to 2003.

Inamed Aesthetics—Facial.  Facial aesthetics sales experienced a decrease during the three and six months ended June 30, 2004 over the same periods ended June 30, 2003.  This decrease was primarily the result of the introduction of a competitive facial aesthetics product in the new hyaluronic acid class of products, called, Restylane®, into the U.S. market in January of 2004.  Our hyaluronic acid-based dermal filler, Hylaform®, was approved by the U.S. Food and Drug Administration, or FDA, in April 2004.

Despite our addition of Hylaform to our product line, in 2004, we expect sales of facial aesthetics products to decrease in the mid to high teens compared to 2003 due to the introduction of Restylane® in the U.S.

Inamed Health—Obesity Intervention. The increase in obesity intervention sales for the three and six months ended June 30, 2004 was primarily due to the following:

•                  Increased acceptance of the LAP-BAND System in the U.S., driven by recently published peer-reviewed articles supporting the safety, efficacy and positive results seen with the LAP-BAND System.

•                  An increase in insurance coverage for LAP-BAND System procedures in the U.S.

•                  An increase in the number of trained and proctored surgeons, enhanced focus on practice building on key accounts, and a continued dedication to expanded consumer awareness of the procedure in the U.S.

•                  The newly introduced LAP-BAND® VG System in the U.S. and Europe.

•                  Growing acceptance of the BIB System in Europe.

•                  The obesity epidemic has been widely publicized in the press and is anticipated by experts to be a serious and prevalent health care issue for the foreseeable future.

For 2004, sales of obesity intervention products are expected to increase in excess of 30% compared to sales in 2003. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the LAP-BAND System versus other medical procedures.  We have also recently partnered with Premier Purchasing Group, a network of over 1,500 hospitals, continuing to increase access of our products within healthcare organizations.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Change in gross profit over prior year
Three Months Ended June 30, 2004	$25.1	25.2%	74.8%	2.9%

Three Months Ended June 30, 2003	$24.1	28.1%	71.9%

Six Months Ended June 30, 2004	$48.4	25.4%	74.6%	2.8%

Six Months Ended June 30, 2003	$45.5	28.2%	71.8%

The improvement of gross margins for the three and six months ended June 30, 2004 over the same periods ended June 30, 2003 reflected a favorable product mix and the benefits of the global manufacturing program, which was completed during the first quarter of 2004.  It also reflected the fact that we had $0.0 and $0.4 million of accelerated depreciation relating to our global manufacturing consolidation for the three and six months ended June 30, 2004, respectively, versus $0.9 and $1.9 million for the same periods ended June 30, 2003.  The assets related to the manufacturing consolidation were fully depreciated in the first quarter of 2004, therefore we have had no further accelerated depreciation expense related to the manufacturing consolidation.  The annual savings from the manufacturing consolidation is estimated to be a reduction in U.S. payroll and support costs of $10.0 million, with a corresponding increase in costs in Ireland of $4.3 million and Costa Rica of $0.4 million, with a net savings of $5.3 million per year. The savings are from the relocation to lower-cost manufacturing locations.  The savings will be reflected in cost of goods sold on the income statement.  Through the six months ended June 30, 2004 a major contributor in the increase of our gross margin year over year was the savings generated as a result of the manufacturing consolidation.  The savings generated were primarily the result of reduced payroll costs.  See Note 4 of the notes to the consolidated financial statements. In 2004, we expect cost of goods sold to be 26% to 28% and the gross profit margin to be 72% to 74% of sales.

Selling, General and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended June 30, 2004	$59.0	59.2%	$23.2	64.8%

Three Months Ended June 30, 2003	$35.8	41.8%

Six Months Ended June 30, 2004	$98.0	51.4%	$31.0	46.3%

Six Months Ended June 30, 2003	$67.0	41.5%

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the three and six months ended June 30, 2004 over the same periods in 2003.  The increase is primarily the result of investments in key sales and marketing programs to support the expansion of our worldwide Aesthetics franchise.  General and administrative expense also increased in absolute dollars and as a percentage of sales, primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004.  (See Part II, Item 1. Legal Proceedings, Patents and License Litigation, Kuzmak Matter for a further discussion of this settlement agreement.) Excluding this non-recurring charge, selling, general and administrative expenses were $41.8 and $80.8 million, or 41.9% and 42.4% of sales, for the three and six months ended June 30, 2004, respectively.  Additionally, we have experienced increased information technology costs in support of our new ERP system.  We present our sales, general and administrative numbers excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations.  The numbers are presented in a manner that is consistent with how management views our business.

We expect selling and marketing expenses to further increase due to the royalties payable per the settlement agreement with Ethicon.  This agreement requires us to pay royalties on future U.S. sales of the LAP-BAND System, initially at 7.5%.  Prior to this settlement, we accrued a royalty on U.S. sales at 1.2%.  The 7.5% royalty will be reduced to 5.5% if Ethicon is able to obtain approval from the FDA for the marketing of an adjustable gastric band sometime in the future.  We will also pay Ethicon 3.5% on future foreign sales of the LAP-BAND.  The U.S. and international royalties payable will decrease to 2.0% after June 20, 2011, and all our royalty obligations under the settlement agreement will expire no later than May 12, 2013.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended June 30, 2004	$6.6	6.6%	$1.4	26.9%

Three Months Ended June 30, 2003	$5.2	6.0%

Six Months Ended June 30, 2004	$11.9	6.2%	$1.1	10.2%

Six Months Ended June 30, 2003	$10.8	6.7%

The majority of our research and development expenses in the three and six months ended June 30, 2004 and 2003 related to the clinical development programs for our Hylaform dermal filler; our botulinum toxin Type A product; the silicone gel and cohesive silicone gel breast implant clinical trials; and PMA applications as applicable in the U.S.  The increase in R&D expense in the three and six months ended June 30, 2004 over the same periods in 2003 was primarily due to the commencement of Phase III of the botulinum toxin Type A product trials and clinical investigations for Juvéderm®, our non-animal, hyaluronic acid-based dermal fillers.

In 2004, we expect research and development expenses will increase $7.0 to $9.0 million over 2003 and be in the range of $28.0 to $30.0 million.  The expected increase is due to continual support of our:

•                  Botulinum toxin Type A product Phase III trials in the U.S.;

•                  Juvéderm® clinical investigation and development in the U.S.;

•                  Silicone and cohesive gel breast implant PMA applications in the U.S.;

•                  Bioenterics® Intragastric Balloon (the BIB® System) feasibility study in the U.S.; and

•                  Pursuit of CosmoDerm® and CosmoPlast® approvals in International markets.

The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

Amortization

For the three and six months ended June 30, 2004, amortization of intangible assets was $1.3 million and $2.4 million, respectively, compared to $1.0 million and $2.0 million for the same periods in 2003.  The increase was due to the purchase of new intangibles and the commencement of amortization on certain intangibles in the first and second quarters of 2004.  We expect amortization expense to continue to increase due to additional purchases of intangible assets.

Restricted Stock Plan

In 2003 Inamed adopted the 2003 Restricted Stock Plan, which authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director.  In the second quarter of 2004, the stockholders approved an amendment which increased the number of authorized shares by 150,000 shares to 300,000 shares.  Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized shares	Number of shares issued	Available for Issuance

The 2003 Restricted Stock Plan	300,000	142,500	157,500

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Cost of goods sold	$83.2	—	$166.4	—
Selling, general and administrative	$443.5	—	$887.0	—
	$526.7	—	$1,053.4	—

Interest Income (Expense)

Net interest income (expense) totaled ($0.1) and $0.3 million for the three and six months ending June 30, 2004, respectively, compared to ($5.1) and ($6.9) million for the same periods ending June 30, 2003.  The decrease in interest expense of $5.0 and $7.2 million for the current quarter and six month period, compared to the same periods in 2003 is due to decreased debt levels after our refinancing and unscheduled principal payments in 2003 and lower interest rates on our new credit facilities compared to those in 2003.  Additionally, in the second quarter of 2003, we realized $3.5 million of unrealized losses on our interest rate swap.  We also earned more interest income in the current year, as we held higher balances of cash and cash equivalents and short-term investments.

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Interest income	0.2	0.3	1.0	0.4
Interest expense	(0.3)	(5.4)	(0.7)	(7.3)
Interest income (expense)	(0.1)	(5.1)	0.3	(6.9)

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the EU Euro and the Japanese Yen.  For the three and six months ended June 30, 2004 and 2003, our net sales included approximately $1.9 and $5.7 million and approximately $3.8 and $7.4 million, respectively, of favorable exchange effects, principally due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.3 and $2.3 million for the three and six months ended June 30, 2004, respectively, compared to $1.1 and $2.1 for the same periods in 2003.

Income Tax Expense

Our effective tax rate for the second quarter of 2004 was a benefit of 15.3%, down from an expense of 20.5% for the second quarter of 2003.  Our effective tax rates for the six months ended June 30, 2004 and 2003 were approximately 15.2% and 22.4%, respectively.  The lower tax rates in 2004 are mainly due to our Ethicon patent settlement which is fully deductible in the U.S., a high tax rate jurisdiction.  (See Part II, Item 1. Legal Proceedings, Patents and License Litigation, Kuzmak Matter for a further discussion of this settlement agreement.) Excluding the non-recurring Ethicon charge, the effective tax rates would have been approximately 22% and 24% for the three and six months ended June 30, 2004, respectively.  The higher rates are related to increased earnings in higher tax jurisdictions and the fact that certain items that reduced our worldwide tax burden in 2003 did not affect our worldwide effective tax rate in 2004.  We expect our tax rate to be 24% to 26% for the full year of 2004.  We present our effective tax rate excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations which results in a one-time benefit to our effective tax rate.

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

Revenue Recognition

Our revenue is generated from the sale of its products to doctors, hospitals, clinics and distributors.  We sell our products through a direct sales force in the U.S. and through a direct sales force and distributors internationally.

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when all four of the following criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on product history.  We recognize revenue when title to the goods and risk of loss transfer to customers provided there are no remaining performance obligations required of us or any matters requiring customer acceptance.

We allow for the return of product from doctors, hospitals, and clinics within a specified time frame and record estimated sales returns as a reduction of sales in the same period revenue is recognized.  We calculate these sales provisions based upon historical experience with actual returns.  Actual returns in any future period are inherently uncertain and thus may differ from the estimates.  If actual returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded.  Substantially all of the product returns relate to breast implants.  We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically, our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

A portion of our revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals, and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use.  For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and we periodically review consignment inventories to confirm accuracy of customer reporting.  FDA regulations require tracking the sales of all implanted products.

Our sales to distributors are conducted under the same revenue recognition criteria as sales via our direct sales force.  Distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

Inamed, consistent with industry practice, allows for the return of product from doctors, hospitals, and clinics within a specified time frame, as such we record estimated sales returns as a reduction of sales in the same period revenue is recognized.  We calculate these sales provisions based upon our historical experience with actual returns.  Actual returns in any future period are inherently uncertain and thus may differ from the estimate.  If actual returns differ significantly from the estimates, an adjustment to revenue in the period identified would be recorded.  We do not allow returns of our facial products.

A portion of our revenue is generated from consigned inventory maintained at customer locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use.  For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory.  FDA regulations require that we track the sales of all implanted products.

Inventories

As of June 30, 2004, Inamed holds no inventory for product candidates not yet approved by the FDA. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to FDA approval, based on our judgment of probable worldwide future commercialization. We believe our estimates of inventory values is a ‘‘critical accounting estimate’’ because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment and Disposal of Long Lived Assets,’’ which superceded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors we consider important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how we use an asset.  Upon the determination that an impairment review is required we would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors.  We estimate these amounts by evaluating our historical trends, current budgets, operating plans, and other industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, we may be required to record impairment charges for those assets.  With the exception of the manufacturing consolidation that occurred in 2002, we do not believe that any such changes have taken place.  We will continue to monitor our long lived assets balances and conduct formal tests when impairment indicators are present.

We also adopted SFAS No. 142 ‘‘Goodwill and Other Intangible Assets,’’ on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated.  In accordance with FAS 142 we evaluate the fair value of the reporting unit in relation to the carrying value of goodwill.  As long as the fair value of the reporting unit exceeds the carrying value of the reporting unit’s goodwill and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value of goodwill, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years.

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

Product Warranties

We have an accrual for warranty programs for our breast implant sales in the United States, Europe, and certain other countries. We estimate the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet.  Substantially all of the product warranty liability arises from the U.S. warranty program.  The U.S. plan in most cases provides product replacement and one thousand two hundred to two thousand four hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty program in non-U.S. markets have similar terms and conditions to the U.S. plan.  We do not currently offer a warranty on our facial or health products and therefore no amount is included in the liability for those products.  We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosures concerning the risks of our products and implantation surgery.  We believe that our estimate for product warranties is a ‘‘critical accounting estimate’’ because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial analysis which could materially impact our reported expenses and results of operations.

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was originally effective on July 1, 2003.  In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results from operations.

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

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR INDEMNIFICATION CLAIMS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS, CLAIMS, AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease causation, transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.  We have, from time to time, entered into indemnification agreements with health care practitioners with respect to certain clinical research studies.  Pursuant to these agreements, we have agreed to indemnify the health care practitioners from third-party claims (in addition to product liability claims) resulting from or arising out of these studies.

At present, we have no third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products or indemnification claims. Product liability claims, recall orders, or indemnification claims could result in material losses.

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

In addition, we continue to incur substantial costs and expenses as a result of liabilities related to the Trilucent breast implant product.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. This policy was fully used as of June 30, 2004. There was approximately $3.3 million remaining on the policy commitment at December 31, 2003.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $5.2 million remaining under this commitment at June 30, 2004 and approximately $6.2 million remaining at December 31, 2003.

In addition, at June 30, 2004, we had an accrual for future Trilucent claims, costs, and expenses of approximately $14.4 million, or $9.2 million net of insurance receivable.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  This could occur, for example, if additional scientific research discloses one or more Trilucent-related health risks which are not sufficiently understood today, resulting in new legal claims and regulatory obligations.  Further, the existing insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

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

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities.  Under agreements with the United Kingdom Medical Devices Agency (MDA), we are also continuing to fund Trilucent-related scientific research. The scientific research now being conducted at MDA’s request by the Trilucent Scientific Advisory Panel (the “TSAP”), or future research performed by this or another panel, could reveal that the risk to human health of the Trilucent implant is greater than was previously believed.  As a result of that research, the TSAP could recommend that the remaining unexplanted

Trilucent recipients have their implants removed, an announcement that would affect a maximum of approximately 1,000 women.  On August 4, 2004, the TSAP delivered a report to the successor entity to the MDA in the United Kingdom, known as the MHRA.  In its report, issued after more than three (3) years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants are injurious to human health but that the removal of the implants on precautionary grounds was and is appropriate.  We could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the levels which are currently forecast.  As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent related liabilities in the future.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation, become subject to damages, and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in one such matter.  See Part II, Item 1.  Legal Proceedings, Patents and License Litigation, Manders Matter.

WE DEPEND ON A SOLE OR LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND/OR SELL MANY OF OUR PRODUCTS.

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform and Juvederm/Hydrafill product lines, and silicone facial implants.  In addition, we currently rely on Smith and Nephew and Immucor Corporation for the supply of human collagen mesh.

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

•                  litigation or public concern about the safety of our products; and

•                  resignation of senior officers.

Historically, the daily trading volume of our common stock has been relatively low compared to that of many other NASDAQ listed stocks. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general and the NASDAQ National Market in particular experience significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of our common stock in private placements or in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 4, 2004, there were 35,584,017 shares of our common stock outstanding, with another 2.0 million shares of common stock issuable upon exercise of options granted under our stock option plans or under certain agreements with our senior officers. All of the stock underlying these options has been registered for resale with the Securities Exchange Commission.

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

OUR PUBLICLY-FILED SEC REPORTS ARE REVIEWED BY THE SEC FROM TIME TO TIME AND ANY SIGNIFICANT CHANGES REQUIRED AS A RESULT OF ANY SUCH REVIEW MAY RESULT IN MATERIAL LIABILITY TO US AND HAVE A MATERIAL ADVERSE IMPACT ON THE TRADING PRICE OF OUR COMMON STOCK.

                The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews may be initiated at any time.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Inamed’s operations are exposed to fluctuations in interest rates and foreign currencies.  These fluctuations can vary its cost of financing and operations.

Interest Rate Exposure- Based on our overall interest rate exposure at June 30, 2004, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2004, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. At June 30, 2004 Inamed does not have an interest rate swap.

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

There were no foreign exchange forward or option contracts at June 30, 2004 or 2003.  Based on Inamed’s overall exposure for foreign currency at June 30, 2004, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

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

Also during and since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants.  In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants.  The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice.  The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care.  To date, more than 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol.  To date, no such woman has brought civil proceedings.

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, we have received approximately 310 claims under the Spanish protocol.  In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees.  Finally, approximately 50 women have commenced individual legal proceedings.  To date, 9 of these proceedings have proceeded to judgment.  We have won 4, and lost 5, of these cases.  Damages in the cases we lost have averaged $18,000 per case.  We have taken appeals in 3 of the cases.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. At June 30, 2004 we had no remaining coverage under this policy.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was approximately $5.2 million remaining under this commitment at June 30, 2004.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

By agreement with the MDA, Inamed is currently funding additional scientific research and patient monitoring relating to Trilucent.  On August 4, 2004, the Trilucent Scientific Advisory Panel delivered a report to the successor entity to the MDA in the United Kingdom, known as the MRHA.  In its report, issued after more than three (3) years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants are injurious to human health but that the removal of the implants on precautionary grounds was and is appropriate.

In addition, at June 30, 2004, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $9.2 million, net of insurance.

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

Without admitting any fault or liability, and to avoid the substantial cost of further complex litigation, Inamed agreed to settle the case in 2003 and paid $2.1 million into a settlement fund for the costs of notice, claims administration, the payment of verified claims, court-approved reasonable attorney fees, and related matters. On November 5, 2003, the court preliminarily approved the settlement agreement in this case.  A hearing on the parties’ application for final approval of the settlement was held on March 30, 2004, at that time the Court signed and filed its final judgment approving the settlement.  The time for the filing of any appeals of such final judgment has expired.

PATENTS AND LICENSE LITIGATION

Kuzmak Matter

Effective June 21, 2004, the Company, Ethicon, and Dr. Kuzmak, the parties to the civil action in the U.S. District Court for the Central District of California (No. CV-99-02160 MMM), reached a settlement of the action wherein Inamed received a license to the entire Kuzmak patent portfolio, including the patents asserted in the California federal action, for the life of the patents in exchange for an up from payment of $17.25 million and an ongoing royalty on United States sales of the LAP-BAND® System, initially at 7.5%.  Prior to this settlement, Inamed had been accruing a royalty on U.S. sales at 1.2%.  The 7.5% royalty will be reduced to 5.5% if Ethicon is able to obtain approval from the U.S. Food and Drug Administration for the marketing of an adjustable gastric band sometime in the future.  Inamed will also pay Ethicon 3.5% on all future foreign sales of the LAP-BAND® System.  The U.S. and international royalties payable will decrease to 2% after June 20, 2011, and all Inamed royalty obligations will expire no later than May 12, 2013.  The California federal action has been dismissed.

Manders Matter

Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.  We do not believe we practice the device claimed by Manders or that we teach the methods he claims.  Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  The time for fact discovery has been extended by the Court and is expected to be completed by July 31, 2004.  Expert depositions relating to claim construction issues are expected to occur in August 2004.  Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent.  The Court has scheduled the Markman hearing on these twelve claims for September 2004.  Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

Brauman Matter

On April 2, 2004, Dr. Daniel Brauman filed a civil action against the Company in the United States District Court for the Southern District of New York, No. 04-CV-2568 (CLB).  Dr. Brauman alleges that the Company is infringing U.S. Reissue Patent No. RE 35,391, entitled Implantable Prosthetic Devices (“the RE ‘391 patent”).  Brauman’s complaint seeks permanent injunctive relief, compensatory and treble damages, and attorneys’ fees and costs. The Company filed an answer on June 15, 2004, denying all of the material allegations of the complaint, and asserted counterclaims for non-infringement and invalidity of the RE ‘391 patent.  The court held a case management conference on June 25, 2004 and set a schedule that will have the case ready for trial on or after March 25, 2005.  Discovery commenced on July 2, 2004. Inamed believes it has strong defenses to this lawsuit and intends to contest Dr. Brauman’s allegations vigorously.

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

                Not Applicable

ITEM 3.           Defaults Upon Senior Securities

                Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

                On May 27, 2004, the Company held its annual stockholders’ meeting (the “Meeting”), whereby the stockholders (i) elected seven (7) directors each of whom’s term of office as a director continued after the meeting; (ii) amended the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 50,000,000 to 100,000,000 shares; (iii) approved the 2004 Performance Stock Option Plan; (iv) amended the 2003 Restricted Stock Plan to increase the number of authorized shares of common stock available for grant from 150,000 to 300,000 shares; and (v) ratified the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2004.  The vote on such matters was as follows:

1. ELECTION OF DIRECTORS

	Total Vote for each nominee	Total Vote withheld from each nominee
Nicholas L. Teti	30,510,100	1,266,474
James E. Bolin	30,910,759	865,815
Malcolm R. Currie, Ph.D	22,505,640	9,270,934
John C. Miles II	30,864,431	912,143
Mitchell S. Rosenthal, M.D.	30,448,699	1,327,875
Joy A. Amundson	30,931,003	845,571
Terry E. Vandewarker	30,931,578	844,996

2. AMENDMENT TO THE CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 50,000,000 TO 100,000,000 SHARES

For	28,920,956
Against	2,844,656
Abstentions and broker non-votes	10,962

3. APPROVAL OF THE 2004 PERFORMANCE STOCK OPTION PLAN

For	24,622,416
Against	4,151,441
Abstentions and broker non-votes	3,002,717

4. AMENDMENT OF THE 2003 RESTRICTED STOCK PLAN TO INCREASE THE NUMBER OF AUTHORIZED SHARES AVAILABLE FOR GRANT FROM 150,000 TO 300,000 SHARES

For	25,617,847
Against	3,160,523
Abstentions and broker non-votes	2,998,204

5. RATIFIY THE APPOINTMENT OF KPMG LLP AS THE INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2004

For	31,523,093
Against	242,395
Abstaining	11,086

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

10.50 *	Settlement Agreement dated as of June 21, 2004, by and between Ethicon Endo-Surgery, Inc., Lubomyr I. Kuzmak, M.D., Inamed Corporation, Inamed Development Company and BioEnterics Corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from this exhibit and have been submitted separately to the Securities and Exchange Commission.

(b)       Current Reports on Form 8-K

Form 8-K furnished April 28, 2004 – The Company issued a press release regarding the Company’s financial results for its first fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

	By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)
August 9, 2004

	By:	/s/ Robert S. Vaters
Robert S. Vaters, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 9, 2004