Form 10-Q
period 2004-09-30
INAMED CORP
filed 2004-11-08
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 3, 2004, there were 35,824,051 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1.                       Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$93.6	$80.5
Short-term investments	14.7	—
Trade accounts receivable, net of allowances of $20.1 and $19.7 in 2004 and 2003, respectively	62.3	63.7
Inventories, net	55.5	47.0
Prepaid expenses and other current assets	12.7	10.6
Deferred income taxes	7.7	10.3
Total current assets	246.5	212.1
Property and equipment, net	59.2	51.2
Goodwill	151.1	151.2
Other intangible assets, net	51.1	44.5
Deferred income taxes	32.1	32.9
Other assets	2.9	9.1
Total assets	$542.9	$501.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11.2	$10.0
Accounts payable	23.3	23.5
Income taxes payable	8.9	10.3
Accrued liabilities and other (note 10)	37.8	36.4
Total current liabilities	81.2	80.2

Long-term debt, net of current portion	13.8	22.5
Other long-term liabilities (note 10)	35.7	46.8
Commitments and contingencies (note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 and 50.0 shares; issued and outstanding 35.8 and 35.3 shares for 2004 and 2003, respectively	0.4	0.4
Additional paid-in capital	238.9	223.3
Deferred compensation	(5.3)	(6.9)
Retained earnings	173.1	128.9
Accumulated other comprehensive income	5.1	5.8
Total stockholders’ equity	412.2	351.5
Total liabilities and stockholders’ equity	$542.9	$501.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

Net sales	$90.0	$80.1
Cost of goods sold	22.6	22.8
Gross profit	67.4	57.3
Operating expenses:
Selling, general and administrative	38.8	33.7
Research and development	7.2	5.4
Amortization of intangible assets	1.3	1.1
Total operating expenses	47.3	40.2
Operating income	20.1	17.1
Other income (expense):
Net interest income (expense) and debt costs	0.1	(1.6)
Foreign currency transaction gains	0.2	—
Royalty income and other	1.2	1.0
Total other income (expense), net	1.5	(0.6)
Income before income tax expense	21.6	16.5
Income tax expense	4.8	4.0
Net income	$16.8	$12.5

Net income per share of common stock:
Basic	$0.47	$0.36
Diluted	$0.47	$0.35

Weighted average shares outstanding:
Basic	35.7	34.5
Diluted	36.0	35.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net sales	$280.6	$241.4
Cost of goods sold	71.1	68.4
Gross profit	209.5	173.0
Operating expenses:
Selling, general and administrative (note 15)	136.8	100.7
Research and development	19.1	16.2
Amortization of intangible assets	3.7	3.0
Total operating expenses	159.6	119.9
Operating income	49.9	53.1
Other income (expense):
Net interest income (expense) and debt costs	0.4	(8.5)
Foreign currency transaction gains	—	0.5
Royalty income and other	3.5	3.3
Total other income (expense), net	3.9	(4.7)
Income before income tax expense	53.8	48.4
Income tax expense	9.6	11.1
Net income	$44.2	$37.3

Net income per share of common stock:
Basic	$1.25	$1.10
Diluted	$1.23	$1.08

Weighted average shares outstanding:
Basic	35.5	33.8
Diluted	35.9	34.6

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

	Common Stock (Issued)		Additional Paid-in	Retained	Deferred	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity
Balance, December 31, 2003	35.3	$0.4	$223.3	$128.9	$(6.9)	$5.8	$351.5
Comprehensive income:
Net income				44.2			44.2
Translation adjustment						(0.7)	(0.7)
Total comprehensive income							43.5
Employee stock purchase plan	0.1		4.1				4.1
Amortization of deferred compensation					1.6		1.6
Exercise of stock options	0.4		6.4				6.4
Tax benefit of option exercises			5.1				5.1
Balance, September 30, 2004	35.8	$0.4	$238.9	$173.1	$(5.3)	$5.1	$412.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income	$44.2	$37.3
Non-cash elements included in net income:
Depreciation and amortization	10.2	11.5
Tax benefit from stock option exercises	5.1	12.1
Deferred income taxes	3.4	(8.4)
Non-cash compensation	1.6	—
Loss on disposition of property and equipment	—	0.2
Provision for doubtful accounts	2.7	3.0
Amortization of deferred loan costs	0.2	0.5
Write-off of deferred loan fees	—	1.2
Changes in assets and liabilities:
Trade accounts receivable	(2.7)	(16.3)
Inventories	(9.0)	(1.0)
Prepaid expenses and other current assets	(2.1)	1.9
Other assets	5.9	6.7
Accounts payable	0.1	1.5
Income taxes payable	(1.1)	3.2
Accruals and other long-term liabilities	(9.7)	3.8
Net cash provided by operating activities	48.8	57.2
Cash flows from investing activities:
Purchase of property and equipment	(14.6)	(8.1)
Purchase of investments	(15.2)	—
Proceeds from sale of investments	0.5	—
Purchase of intangibles	(10.2)	(4.3)
Net cash used in investing activities	(39.5)	(12.4)
Cash flows from financing activities:
Proceeds of long-term debt	—	65.0
Principal repayment of long-term debt	(7.5)	(86.3)
Payment of deferred loan fees	—	(1.3)
Issuance of common stock	10.5	30.0
Net cash provided by financing activities	3.0	7.4
Effect of exchange rate changes on cash	0.8	1.4
Change in cash and cash equivalents:
Net change in cash and cash equivalents	13.1	53.6
Cash and cash equivalents at beginning of period	80.5	39.3
Cash and cash equivalents at end of period	$93.6	$92.9
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1.0	$7.1
Income taxes	$3.2	$5.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Short-term Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses.  Because of the Company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates.  Securities that mature in three months or less are classified as cash equivalents.  Those that mature over three months but within one year are classified as short-term investments.  The Company is currently investing in high quality corporate debt securities and the cost of securities sold is based on the specific identification method.

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

Allowance for Doubtful Accounts

Inamed maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments.  The allowances for doubtful accounts are based on analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, the accounts-receivable aging, and changes in customer payment terms.  If the financial condition of Inamed’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which superseded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset.  Upon the determination that an impairment review is required the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors.  These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, the Company may be required to record impairment charges for those assets.  With the exception of the manufacturing consolidation that commenced in 2002 (see Note 4), Inamed does not believe that any such changes have taken place.  The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS 142 the Company evaluates the fair value of the reporting unit in relation to the carrying value of goodwill.  As long as the fair value of the reporting unit exceeds the carrying value of the reporting unit’s goodwill and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value of goodwill, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

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

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries.  Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  The liability is included in both the current and long-term liabilities in the balance sheet.  The U.S. plan, in most cases, provides product replacement and one thousand two hundred to two thousand four hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan.  The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products.  The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery.  Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations.  Substantially all of the product warranty liability arises from the U.S. warranty program.

	Accrued Warranty Nine Months Ended September 30, 2004	Accrued Warranty Nine Months Ended September 30, 2003

Balance at December 31	$10.4	$9.5
Accruals for warranties issued during the period	3.9	3.7
Settlements made during the period	(2.8)	(3.1)
Balance	$11.5	$10.1

Revenue Recognition

The Company’s revenue is generated from the sale of its products to doctors, hospitals, clinics and independent distributors.  The Company sells its products through a direct sales force in the U.S. and through a direct sales force and independent distributors internationally.

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when all four of the following criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on historical experience.  The Company recognizes revenue when title to the goods and risk of loss transfer to customers provided there are no remaining performance obligations required of the Company or any matters requiring customer acceptance.

The Company allows for the return of product from doctors, hospitals, and clinics within a specified time frame, and records estimated sales returns as a reduction of sales in the same period revenue is recognized.  The Company does not provide a right of return on facial products.  Inamed calculates these sales provisions based upon historical experience with actual returns.

A portion of the Company’s revenue is generated from consigned inventory maintained at doctors, hospitals, and clinic locations. Each consignment customer is contractually obligated to maintain a specific level of inventory and to notify Inamed upon use of the product.  For these customers, revenue is recognized at the time the Company is notified by the customer that the product has been implanted.

Our sales to independent distributors are conducted under the same revenue recognition criteria as sales via our direct sales force.  Independent distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

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

Stock-Based Compensation

Inamed accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25,” and Emerging Issue Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services.”  In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in APB No. 25 in accounting for stock options issued to employees.  Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.  Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FIN No. 44, and EITF No. 96-18, whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2004	3.15 - 3.70%	0.0	4	28.5 - 44.1%
2003	2.74 - 2.91%	0.0	4	34.7 - 40.9%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income as reported	$16.8	$12.5	$44.2	$37.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.3	—	0.9	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(3.0)	(0.9)	(8.8)	(2.9)
Pro forma net income	$14.1	$11.6	$36.3	$34.4

Earnings Per Share

Basic as reported	$0.47	$0.36	$1.25	$1.10
Basic pro-forma	$0.39	$0.34	$1.02	$1.02

Diluted as reported	$0.47	$0.35	$1.23	$1.08
Diluted pro-forma	$0.39	$0.33	$1.01	$1.00

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income.  Transaction gains and losses are recorded in the consolidated statements of income.  Accumulated foreign currency gains were $5.1 and $1.5, at September 30, 2004 and 2003, respectively.

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

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States.  In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate.  Included in the provision for income taxes for the nine months ended September 30, 2004 is an estimated $6.9 income tax benefit for a legal settlement and related second quarter fees.

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was originally effective on July 1, 2003.  In December 2003, the FASB deferred the effective date for applying the provision of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created prior to February 1, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial position or results from operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in late 2005.  The Company is currently evaluating the impact of this proposed standard on its financial statements.

NOTE 4    – RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs.  This restructuring was undertaken to consolidate manufacturing facilities.  The annual savings from the manufacturing consolidation was estimated to be a reduction in U.S. payroll and support costs of $10.0, with a corresponding increase in costs in Ireland of $4.3 and Costa Rica of $0.4, with a net savings of $5.3 per year.  The savings are from the relocation to lower-cost manufacturing locations.  The savings will be reflected in the cost of goods sold on the income statement.  The consolidation of operations was completed in the first quarter of 2004 and involved transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland.  Through September 30, 2004, the Company eliminated approximately 145 manufacturing positions in Santa Barbara and will eliminate approximately 5 more through the end of 2004.  Approximately 80 of these positions were added in Ireland and Costa Rica through March 31, 2004, completing the additions related to this consolidation.  The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through 2005.  Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company accelerated the depreciation on certain assets with shortened useful lives.  For the three and nine months ended September 30, 2004, Inamed included $0.0 and $0.4, respectively, of accelerated depreciation charges in cost of goods sold.  For the three and nine months ended September 30, 2003, Inamed included $0.9 and $2.7, respectively, of accelerated depreciation charges in cost of goods sold. These assets were fully depreciated as of March 31, 2004.  The Company does not expect any further material costs related to the 2002 restructuring.  Through the nine months ended September 30, 2004 a major contributor in the decrease in cost of goods sold as a percentage of sales year over year was the savings generated as a result of the manufacturing consolidation.  The savings generated were primarily the result of reduced payroll costs.

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

A summary of activity related to the restructuring charges is as follows:

Employee Termination Benefits

2001 restructuring accrual:
Balance at December 31, 2003	$0.7
Cash paid through September 30, 2004	(0.4)
Accrual balance at September 30, 2004	$0.3
2002 restructuring accural:
Balance at December 31, 2003	$3.2
Cash paid through September 30, 2004	(1.9)
Accrual balance at September 30, 2004	$1.3
Total accrual balance at September 30, 2004	$1.6

NOTE 5    – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
Net Income - Basic and Diluted	$16.8		$12.5		$44.2		$37.3

Weighted average shares outstanding - Basic	35.7		34.5		35.5		33.8
Dilutive effect of stock options	0.3	(1)	0.7	(1)	0.4	(1)	0.8	(1)
Weighted average shares outstanding - Diluted	36.0		35.2		35.9		34.6

Per share amount
Basic	$0.47		$0.36		$1.25		$1.10
Diluted	$0.47		$0.35		$1.23		$1.08

(1)  The calculation excludes 0.1 options that were anti-dilutive for the three months ended September 30, 2004 and 2003, and excludes 0.0 options that are anti-dilutive for the nine months ended September 30, 2004 and 2003.

NOTE 6    – INVENTORIES

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003

Raw materials	$13.0	$11.7
Work in process	13.9	7.1
Finished goods, net	28.6	28.2
	$55.5	$47.0

NOTE 7    – SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Breast Aesthetics	$49.3	$41.1	$159.5	$131.0
Health	22.2	16.2	62.6	45.3
Facial Aesthetics	17.1	21.6	55.0	61.6
Other*	1.4	1.2	3.5	3.5
Total Sales	$90.0	$80.1	$280.6	$241.4

*       Other products consist of collagen sales to other medical manufacturers.

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
United States	$56.3	$53.7	$171.4	$155.9
All other countries*	33.7	26.4	109.2	85.5
Total Sales	$90.0	$80.1	$280.6	$241.4

* No other country’s sales comprise more than 10% of net sales for any of the periods presented.

NOTE 8    – INTEREST RATE SWAP

As of September 30, 2004 and 2003, the Company no longer had an interest rate swap agreement.  As of June 30, 2003, the Company determined that it was probable that Inamed’s variable interest rate debt for which the hedge was utilized would be refinanced.  Consequently, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, unrealized losses of $3.5 that had been previously included in accumulated other comprehensive income (loss) were recorded as interest expense in the Company’s income statement.  In July 2003, the Company terminated the interest rate swap agreement in connection with the termination of the variable interest rate debt.

NOTE 9    – INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest income	0.4	0.2	1.4	0.6
Interest expense	(0.3)	(1.8)	(1.0)	(9.1)
Interest income (expense)	0.1	(1.6)	0.4	(8.5)

Included in interest expense in the nine months ended September 30, 2003 is $3.5 of realized losses on the Company’s interest rate swap.

NOTE 10  - ACCRUED LIABILITIES AND OTHER; OTHER LONG-TERM LIABILITIES

Accrued liabilities and other is summarized as follows:

	September 30, 2004	December 31, 2003
Salaries, wages, and payroll taxes	$12.8	$14.7
Restructuring costs	0.9	2.4
Royalties payable	3.1	2.6
Trilucent liability, current	5.5	3.5
Sales tax liability	3.5	5.0
Warranty accrual, current	3.3	2.7
Other	8.7	5.5
Total accrued liabilities and other	$37.8	$36.4

Other long-term liabilities consist of the following:

	September 30, 2004	December 31, 2003
Warranty accrual	$8.2	$7.7
Trilucent liability	6.4	18.2
Deferred income tax liability	14.6	14.6
Other liabilities	6.5	6.3
Total other long-term liabilities	$35.7	$46.8

NOTE 11  - LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30, 2004	December 31, 2003

Variable 1-month LIBOR plus 2.0% note, final maturity in July 2008	$25.0	$32.5
Less: current maturities	(11.2)	(10.0)
Long-term debt	$13.8	$22.5

As of September 30, 2004, the Company had long-term debt of $25.0 including $11.2 of current liabilities.  In addition, the Company had a $35.0 five-year revolving credit facility of which $14.8 of the revolver capacity was utilized by having letters of credit issued to collateralize certain insurance programs. The remaining $20.2 of revolver capacity was unused as of September 30, 2004.  The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.0%.  Remaining principal payments of $2.5, $12.5, and $10.0 are due in 2004, 2005 and 2006, respectively.

NOTE 12  - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill was $151.1 and $151.2 as of September 30, 2004 and December 31, 2003, respectively.  The change represents the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $47.0 and $40.4 as of September 30, 2004 and December 31, 2003, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to twenty one years. Other intangible assets not subject to amortization (trade names) were $4.1 at September 30, 2004 and December 31, 2003.  Total other intangible assets are as follows:

		September 30, 2004			December 31, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.2	$61.5	$(18.4)	$43.1	$51.1	$(14.9)	$36.2
Patents	15.5	5.7	(1.8)	3.9	5.7	(1.5)	4.2
Other	5.0	2.4	(2.4)	—	2.4	(2.4)	—
Total intangibles subject to amortization		$69.6	$(22.6)	$47.0	$59.2	$(18.8)	$40.4
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.7	$(22.6)	$51.1	$63.3	$(18.8)	$44.5

Aggregate amortization expense for intangible assets was $1.3 and $3.7 for the three and nine months ended September 30, 2004, respectively. For the next five years, amortization expense on existing intangible assets is expected to be approximately $5.0 million per year.

NOTE 13  – STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at September 30, 2004:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	102,400	$55.55	12,499
The 1999 Program	1,350,000	327,249	$45.51	131,416
The 2000 Option Plan	2,287,500	1,226,769	$36.71	105,246
The 2003 Outside Director Plan	225,000	82,500	$48.69	142,500
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,776,418	$39.60	891,661

Stand Alone Options, not approved by Stockholders	2,426,250	100,001	$14.01	—

Total	7,688,750	1,876,419	$38.24	891,661

Summary

Activity under these plans for the periods ended September 30, 2004 and 2003 was as follows (shares in millions):

	For the three months ended September 30, 2004		For the three months ended September 30, 2003		For the nine months ended September 30, 2004		For the nine months ended September 30, 2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.9	$33.88	2.2	$17.20	2.1	$32.55	3.4	$15.20
Granted	0.2	$54.02	1.0	$48.56	0.3	$53.28	1.0	$47.37
Cancelled	—	$48.99	—	$25.07	(0.1)	$43.47	(0.1)	$21.89
Exercised	(0.2)	$15.80	(0.9)	$17.95	(0.4)	$16.80	(2.0)	$14.07
Options outstanding at the end of the period	1.9	$38.24	2.3	$30.38	1.9	$38.24	2.3	$30.38
Options exercisable at the end of the period	0.6	$33.91	0.3	$17.92	0.6	$33.91	0.3	$17.92
Weighted average fair value of options granted during the period		$20.17		$21.08		$20.33		$20.51

The following table summarizes information about stock options outstanding at September 30, 2004 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$4.33 - $14.69	0.26	7.23	$12.49	0.08	$11.94
$15.47 - $18.17	0.25	7.23	$17.47	0.10	$16.78
$20.88 - $44.58	0.19	6.48	$28.27	0.13	$28.63
$46.91 - $48.82	0.27	9.34	$48.06	0.02	$48.30
$48.99	0.76	9.00	$48.99	0.26	48.99
$49.70 - $57.96	0.06	8.36	$50.06	0.01	50.31
$59.9 - $61.63	0.09	9.26	$61.36	—	—

$4.33 - $61.63	1.88	8.31	$38.24	0.60	$33.91

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

	Authorized shares	Number of shares issued	Available for Issuance

The 2004 Restricted Stock Plan	300,000	142,500	157,500

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Cost of goods sold	$83.2	—	$249.5	—
Selling, general and administrative	$443.5	—	$1,330.5	—
	$526.7	—	$1,580.0	—

NOTE 14  - COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters as a claimant and as a defendant.  Inamed records any amounts recovered in these matters when collection is realized.  Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated.  Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.  Actual results could differ from estimates.  See “Legal Proceedings.”

NOTE 15  - LITIGATION

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

NOTE 16 – SUBSEQUENT EVENTS

On October 13, 2004, the FDA granted market approval for Hylaform® Plus(Hylan-B gel), a large particle size hyaluronic acid-based dermal filler that is indicated for the correction of moderate to severe facial wrinkles and folds.  Hylaform Plus was developed and is manufactured by Genzyme Corporation.  Inamed is Genzyme’s exclusive worldwide marketing and distribution partner for Hylaform Plus.

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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed Corporation.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included herein and our audited financial statements and accompanying notes included in our annual report on Form 10-K.  The following provides a brief description of each section of our MD&A:

•                  Company and Industry Overview — provides a general description of our business, our market place and the basis for most of our revenues and expenses;

•                  Liquidity and Capital Resources — provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided and used;

•                  Results of Operations — provides a consolidated analysis of the results of operations for the two periods presented in our financial statements, including prospective information;

•                  Application of Critical Accounting Policies and Estimates — provides a discussion on our accounting policies that require critical judgments and estimates.

Company and Industry Overview

Inamed is a global health care company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants and tissue expanders for use in plastic and reconstructive surgery, a range of dermal products for use in facial rejuvenation, and the LAP-BAND® System and Bioenterics® Intragastric Balloon (BIB®) System used to treat severe and morbid obesity.  We generated approximately 39% of our revenues outside the U.S. for the nine months ended September 30, 2004.

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

We derive all of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S. to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through independent distributors.

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  The cost of goods sold represents raw materials, labor and overhead, and the cost of third party-supplied finished products. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party-supplied finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies.  For the nine months ended September 30, 2004 and September 30, 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation.  (See Note 4 of the notes to the consolidated financial statements.)

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

Liquidity and Capital Resources

We had cash and cash equivalents of $93.6 million and short-term investments of $14.7 million at September 30, 2004, an aggregate increase of $27.8 million from $80.5 million of cash and cash equivalents and no short-term investments at December 31, 2003. The increase was primarily the result of cash provided by operations of $48.8 million and cash from the issuance of common stock of $10.5 million, offset primarily by the purchases of plant and equipment of $14.6 million, intangible assets of $10.2 million, and principal payments of long-term debt of $7.5 million.  Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.  We invest a portion of our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations was $48.8 million for the nine months ending September 30, 2004 compared to $57.2 million for the nine months ended September 30, 2003.  The decrease was primarily the result of a cash payment for our Ethicon Endo-Surgery, Inc. (“Ethicon”) legal settlement of $17.2 million in June 2004.  Pursuant to the terms of this settlement agreement, we have commenced accrual of the royalties in the third quarter of 2004 and will commence payment of such royalties to Ethicon in the fourth quarter of 2004.  Royalty amounts will vary based on the sales of these products and geography in which these products are sold.  Accounts receivable increased $2.7 million due to increased sales.  Inventories increased $9.0 million, primarily due to increased facial product inventory in the U.S.  We increased our facial product inventory while we changed suppliers of human collagen mesh to support any transitional issues as well as to comply with our long-term contract agreements.  In addition, we increased inventory to support the launch of new products.  Other assets decreased $5.9 million primarily due to a reduction in our Trilucent insurance receivable (see Part II, Item 1.  Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters). Accruals and other long-term liabilities decreased $9.7 million primarily due to payments on our Trilucent liability.  We expect cash from operations to increase for the full year as a result of increased sales and net income.

Cash used in investing activities of $39.5 million for the nine months ended September 30, 2004 consists of $15.2 million for the purchase of short-term investments, $10.2 million for the purchase of intangibles, primarily the purchase of license and distribution agreements, and $14.6 million in capital expenditures, primarily for our plant expansions and our global Enterprise Resource Planning or ERP system.  Cash used in investing activities of $12.4 million for the nine months ended September 30, 2003 consisted of the purchase of intangibles of $4.3 million and capital expenditures of $8.1 million, primarily for our global ERP system.

Cash provided by financing activities for the nine months ended September 30, 2004 of $3.0 million reflects proceeds of $10.5 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $7.5 million.  Cash provided by financing activities for the nine months ended September 30, 2003 of $7.4 million reflected proceeds of $30.0 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, and proceeds of long-term debt of $65.0 million offset by principal repayment of long-term debt of $86.3 million, upon refinancing our long-term debt.

As of September 30, 2004, we had long-term debt of $25.0 million, $11.2 million of which is classified in current liabilities.  In addition, we had a $35.0 million five-year revolving credit facility. We had utilized $14.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $20.2 million of revolver capacity was unused as of September 30, 2004. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate or LIBOR plus 2.0%.  Remaining principal payments of $2.5, $12.5, and $10.0 million are due in 2004, 2005 and 2006, respectively.

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

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

Sales

	Three Months Ended	Percent	Three Months Ended	Percent	Three Months Ended September 30, 2004 vs. 2003
	September 30, 2004	of Sales	September 30, 2003	of Sales	Dollar Change	Percent Change
Inamed Aesthetics - Breast	$49.3	54%	$41.1	52%	$8.2	20%
Inamed Health - Obesity intervention	22.2	24%	16.2	19%	6.0	37%
Inamed Aesthetics - Facial	17.1	20%	21.6	28%	(4.5)	-21%
Other Products	1.4	2%	1.2	1%	0.2	17%
Total	$90.0	100%	$80.1	100%	$9.9	12%

	Nine Months Ended	Percent	Nine Months Ended	Percent	Nine Months Ended September 30, 2004 vs. 2003
	September 30, 2004	of Sales	September 30, 2003	of Sales	Dollar Change	Percent Change
Inamed Aesthetics - Breast	$159.5	57%	$131.0	55%	$28.5	22%
Inamed Health - Obesity intervention	62.6	22%	45.3	18%	17.3	38%
Inamed Aesthetics - Facial	55.0	20%	61.6	26%	(6.6)	-11%
Other Products	3.5	1%	3.5	1%	—	0%
Total	$280.6	100%	$241.4	100%	$39.2	16%

Net sales (net of returns, discounts, and allowances), or sales, for the three and nine months ended September 30, 2004 and 2003, were affected by foreign exchange rate fluctuations positively by approximately 2% and 3%,  and 3% and 4%, respectively.

Inamed Aesthetics—Breast.  The growth for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 of breast aesthetic sales was driven by several key factors:

•                  The acceptance of all aesthetics procedures has grown, including breast augmentation and reconstruction.

•                  Favorable demographics continue to emerge in the U.S. and internationally for various types of aesthetic procedures, including breast augmentation.

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

•                  Continued growth and acceptance internationally for our BioDIMENSIONAL™ Cohesive Gel Matrix™ products and line extensions such as the style 410, Soft Touch line, and the new style 510.

In 2004, we expect sales of breast aesthetics products to grow at a mid to high teen rate when compared to 2003.

Inamed Aesthetics—Facial.  Facial aesthetics sales experienced a decrease during the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003.  This decrease was primarily the result of the introduction of a competing facial aesthetics product in the new hyaluronic acid class of products, called Restylane®, into the U.S. market in January of 2004.  Our hyaluronic acid-based dermal filler, Hylaform®, was approved by the U.S. Food and Drug Administration, or FDA, in April 2004.  In October 2004, the FDA approved another product in this line, Hylaform® Plus, a large particle size hyaluronic acid-based gel for mid to deep wrinkle correction.

Despite the additions of Hylaform® and Hylaform® Plus to our product line in the U.S., we expect the percentage decline of facial aesthetics sales in 2004 to decrease in the mid to high teens compared to 2003 due to the introduction of Restylane® in the U.S.

Inamed Health—Obesity Intervention. The increase in obesity intervention sales for the three and nine months ended September 30, 2004 was primarily due to the following:

•                  Strong sales of the LAP-BAND System in the U.S., aided by our targeted physician practice building program as well as public relations efforts.

•                  An increase in insurance coverage for LAP-BAND System procedures in the U.S and continued increase in peer reviewed articles supporting the safety and efficacy of the LAP-BAND System.

•                  Strong sales of the BIB System internationally.

•                  Obesity-related health issues have been widely publicized in the press and are anticipated by experts to continue for the foreseeable future.

For 2004, sales of obesity intervention products are expected to increase in excess of 30% compared to sales in 2003. We expect to achieve this growth by training and qualifying more physicians on the procedure, working to achieve broader reimbursement for the product and the procedure and educating consumers about the benefits of the LAP-BAND System versus other medical procedures.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
Three Months Ended September 30, 2004	$22.6	25.1%	74.9%	3.4

Three Months Ended September 30, 2003	$22.8	28.5%	71.5%

Nine Months Ended September 30, 2004	$71.1	25.3%	74.7%	3.0

Nine Months Ended September 30, 2003	$68.4	28.3%	71.7%

The improvement of gross profit margins for the three and nine months ended September 30, 2004 over the same periods ended September 30, 2003 reflected a favorable product mix and the benefits of the global manufacturing program, which was completed during the first quarter of 2004.  The global manufacturing program savings generated were primarily the result of reduced payroll costs and lower-cost manufacturing locations.  The annual savings from the manufacturing consolidation is estimated to be a reduction in U.S. payroll and support costs of $10.0 million, with a corresponding increase in costs in Ireland of $4.3 million and Costa Rica of $0.4 million, with a net savings of $5.3 million per year.  The savings are reflected in cost of goods sold on the income statement.  See Note 4 of the notes to the consolidated financial statements.  The increase in our gross profit margin also reflected the fact that we had $0.0 and $0.4 million of accelerated depreciation relating to our global manufacturing consolidation for the three and nine months ended September 30, 2004, respectively, versus $0.9 and $2.7 million for the same periods ended September 30, 2003.  The assets related to the manufacturing consolidation were fully depreciated in the first quarter of 2004, therefore we have had no further accelerated depreciation expense related to the manufacturing consolidation.  In 2004, we expect cost of goods sold to be 26% to 28% and the gross profit margin to be 72% to 74% of sales.

Selling, General and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended September 30, 2004	$38.8	43.1%	$5.1	15.1%

Three Months Ended September 30, 2003	$33.7	42.1%

Nine Months Ended September 30, 2004	$136.8	48.8%	$36.1	35.8%

Nine Months Ended September 30, 2003	$100.7	41.7%

Selling and marketing expenses increased in absolute dollars and as a percentage of sales for the three and nine months ended September 30, 2004 over the same periods in 2003.  The increase is primarily the result of royalty expenses related to the Ethicon settlement and other recently approved products, and investments in key sales and marketing programs to support the expansion of our worldwide Aesthetics franchise.

General and administrative expenses remained relatively flat in absolute dollars and decreased slightly as a percentage of sales for the three month period ended September 30, 2004 compared to the same quarter in 2003, and increased substantially in absolute dollars and as a percentage of sales for the nine months ended September 30, 2004 over the same period in 2003.  This increase is primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004.  Excluding this non-recurring charge, selling, general and administrative expenses were $119.6 million, or 42.6% of sales, for the nine months ended September 30, 2004.  Additionally, we have experienced increased information technology costs in support of our new ERP system.  We present our selling, general and administrative numbers excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations.  The numbers are presented in a manner that is consistent with how management views our business.

We expect selling and marketing expenses to continue to increase over prior year due to the royalties payable per the settlement agreement with Ethicon.  This agreement requires us to pay royalties on future U.S. sales of the LAP-BAND System, initially at 7.5%.  Prior to this settlement, we accrued a royalty on U.S. sales at 1.2%.  The 7.5% royalty will be reduced to 5.5% if Ethicon is able to obtain approval from the FDA for the marketing of an adjustable gastric band sometime in the future.  We will also pay Ethicon 3.5% on foreign sales of the LAP-BAND System.  The U.S. and international royalties payable will decrease to 2.0% after June 20, 2011, and all our royalty obligations under the settlement agreement will expire no later than May 12, 2013.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended September 30, 2004	$7.2	8.0%	$1.8	33.3%

Three Months Ended September 30, 2003	$5.4	6.7%

Nine Months Ended September 30, 2004	$19.1	6.8%	$2.9	17.9%

Nine Months Ended September 30, 2003	$16.2	6.7%

The majority of our research and development expenses in the three and nine months ended September 30, 2004 and 2003 related to the clinical development programs for our Juvederm® and Hylaform® dermal fillers; our botulinum toxin Type A product, Reloxin®; the silicone gel and cohesive silicone gel breast implant clinical trials; and PMA applications as applicable in the U.S.  The increase in R&D expense in the three and nine months ended September 30, 2004 over the same periods in 2003 was primarily due to the commencement of Phase III of the Reloxin trials and clinical investigations for Juvéderm, our non-animal, hyaluronic acid-based dermal filler.

In 2004, we expect research and development expenses will increase $7.0 to $9.0 million over 2003 and be in the range of $28.0 to $30.0 million.  The expected increase is due to continual support of our:

•                  Reloxin Phase III trials in the U.S.;

•                  Juvéderm clinical investigation and development in the U.S.;

•                  Silicone and cohesive gel breast implant PMA applications in the U.S.;

•                  The BIB System feasibility study in the U.S.; and

•                  Pursuit of CosmoDerm® and CosmoPlast® approvals in International markets.

The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

Amortization

For the three and nine months ended September 30, 2004, amortization of intangible assets was $1.3 million and $3.7 million, respectively, compared to $1.1 million and $3.0 million for the same periods in 2003.  The increase was due to the purchase of new intangibles and the commencement of amortization on certain intangibles in the first and second quarters of 2004.  We expect amortization expense on our existing intangibles to be approximately $5.0 million per year.

Restricted Stock Plan

In 2003 Inamed adopted the 2003 Restricted Stock Plan, which authorizes Inamed to issue shares of common stock to any employee, officer, consultant, or non-employee director.  In the second quarter of 2004, the stockholders approved an amendment which increased the number of authorized shares by 150,000 shares to 300,000 shares.  Restricted stock awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized shares	Number of shares issued	Available for Issuance

The 2004 Restricted Stock Plan	300,000	142,500	157,500

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of goods sold	$83.2	—	$249.5	—
Selling, general and administrative	$443.5	—	$1,330.5	—
	$526.7	—	$1,580.0	—

Interest Income (Expense)

The increase in net interest income (expense) of $1.7 and $8.9 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 is due to decreased debt levels after our refinancing in 2003, related lower interest rates, and unscheduled principal payments in 2003.  Additionally, in the second quarter of 2003, we realized $3.5 million of unrealized losses on our interest rate swap.  We also earned larger amounts of interest income in the current year, as we held higher balances of cash and cash equivalents and short-term investments.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest income	$0.4	$0.2	$1.4	$0.6
Interest expense	(0.3)	(1.8)	(1.0)	(9.1)
Interest income (expense)	$0.1	$(1.6)	$0.4	$(8.5)

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the European Union (EU) Euro and the Japanese Yen.  For the three and nine months ended September 30, 2004 and 2003, our net sales included approximately $1.9 and $7.6 million and approximately $2.0 and $9.4 million, respectively, of favorable exchange effects.  Our exchange effect continues to be positive due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.2 and $3.5 million for the three and nine months ended September 30, 2004, respectively, compared to $1.0 and $3.3 million for the same periods in 2003.

Income Tax Expense

Our effective tax rate for the third quarter of 2004 was 22.0%, down from 24.0% for the third quarter of 2003.  Our effective tax rates for the nine months ended September 30, 2004 and 2003 were approximately 17.9% and 22.9%, respectively.  The lower tax rates in 2004 are mainly due to our Ethicon patent settlement in the second quarter which is fully deductible in the U.S., a high tax rate jurisdiction.  Excluding the non-recurring Ethicon charge, the effective tax rates would have been approximately 22.0% and 23.2% for the three and nine months ended September 30, 2004, respectively.  The higher rates are related to increased earnings in higher tax jurisdictions and the fact that certain items that reduced our worldwide tax burden in 2003 did not affect our worldwide effective tax rate in 2004.  We expect our tax rate to be 24% to 26% for the full year of 2004. We present our effective tax rate excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations which results in a one-time benefit to our effective tax rate.

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

Revenue Recognition

Our revenue is generated from the sale of our products to doctors, hospitals, clinics and independent distributors.  We sell our products through a direct sales force in the U.S. and through a direct sales force and independent distributors internationally.

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when all four of the following criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable.  Appropriate reserves are established for anticipated returns and allowances based on historical experience.  We recognize revenue when title to the product and risk of loss transfer to customers provided there are no remaining performance obligations required of us or any matters requiring customer acceptance.

We allow for the return of product from doctors, hospitals, and clinics within a specified time frame, and record estimated sales returns as a reduction of sales in the same period revenue is recognized.  We do not provide a right of return on facial products.  We calculate these sales provisions based upon historical experience with actual returns.  Actual returns in any future period are inherently uncertain and thus may differ from the estimates.  If actual returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded.  Substantially all of the product returns relate to breast implants.  We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically, our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

A portion of our revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals and clinics locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use.  For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and we periodically review consignment inventories to confirm accuracy of customer reporting.  FDA regulations require tracking the sales of all implanted products.

Our sales to independent distributors are conducted under the same revenue recognition criteria as sales via our direct sales force.  Independent distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable worldwide future commercialization.  As of September 30, 2004, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.  We believe our estimates of inventory values is a ‘‘critical accounting estimate’’ because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, the accounts receivable aging, and changes in customer payment terms. We believe our estimates for our allowance for doubtful accounts is a ‘‘critical accounting estimate’’ because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

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

We also adopted SFAS No. 142 ‘‘Goodwill and Other Intangible Assets,’’ on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142 we evaluate the fair value of the reporting unit in relation to the carrying value of goodwill.  As long as the fair value of the reporting unit exceeds the carrying value of the reporting unit’s goodwill and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value of goodwill, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years.

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

Litigation

We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection occurs. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.  We believe that our estimate for litigation liabilities is a ‘‘critical accounting estimate’’ because actual amounts may differ from estimates and may materially impact our results of operations.

Product Warranties

We have an accrual for warranty programs for our breast implant sales in the United States, Europe, and certain other countries. We estimate the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet.  Substantially all of the product warranty liability arises from the U.S. warranty program.  The U.S. plan, in most cases, provides product replacement and one thousand two hundred to two thousand four hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty program in non-U.S. markets have similar terms and conditions to the U.S. plan.  We do not currently offer a warranty on our facial or health products and therefore no amount is included in the liability for those products.  We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosures concerning the risks of our products and implantation surgery.  We believe that our estimate for product warranties is a ‘‘critical accounting estimate’’ because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial analyses which could materially impact our reported expenses and results of operations.

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

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in late 2005.  We are currently evaluating the impact of this proposed standard on our financial statements.

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

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS, OR INDEMNIFICATION CLAIMS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS, CLAIMS, AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

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

At present, except for some of our products used in current clinical trials, we have no third-party liability insurance to protect us from the costs of claims for damages due to the use or recall of our products or indemnification claims. Product liability claims, recall orders or indemnification claims could result in material losses.

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

In addition, we continue to incur substantial costs and expenses as a result of liabilities related to the Trilucent breast implant product.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, it is possible that the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. There was approximately $3.3 million remaining on the policy commitment at December 31, 2003.  This policy was fully used as of June 30, 2004.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was $4.2 million remaining under this commitment at September 30, 2004 and approximately $6.2 million remaining at December 31, 2003.

In addition, at September 30, 2004, we had an accrual for future Trilucent claims, costs, and expenses of approximately $11.9 million, or $7.7 million net of insurance receivable.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  Further, the existing insurance coverage is subject to a number of conditions, notably, it does not apply to any claims which may be filed against us after November 7, 2005.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants.  Under this program, we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them.  To date, we believe that more than 90% of the United Kingdom residents and more than two-thirds of the women in the rest of the world who had these implants have had them removed.  The product was not sold commercially in the United States, only through clinical trials.  To date, an insurance company has honored its policy commitment to reimburse us for most of the medical expenses incurred in connection with this explantation program and is obligated under the same policy to cover 75% of these expenses in the future. We are currently engaged in efforts to explant the remainder of the Trilucent patients prior to the expiration of this policy in February 2005.  However, there can be no assurance that we will be able to complete this program prior to February 2005 and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses after that date, for which we would not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI, Inc. (a subsidiary of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate more than 100 claims in which women in the U.K. are claiming “serious medical complications” from their Trilucent explantation procedure.  See Part II, Item 1 Legal Proceedings.  In Spain, although approximately 310 women have accepted our protocol, approximately 59 have commenced individual legal proceedings and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees.  More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants).  The claims of many of these women may now be time-barred under Spanish law.  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent implants, approximately 950 have been explanted, but only approximately 150 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of adverse publicity concerning Trilucent implants in 2003 and the announced closure as of December 31, 2003 of our explantantion program, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2004 or in the following years.

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities.   On August 4, 2004, the Trilucent Scientific Advisory Panel (TSAP) delivered a report to the successor entity to the MDA in the United Kingdom, known as the MHRA.  In its report, issued after more than three (3) years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants pose a significant systemic risk to human health but that the removal of the implants on precautionary grounds was and is appropriate.  Although our regulator in the U.K. has determined that no further studies of Trilucent are currently required, we  could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the spending levels which are currently forecast.  As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent related liabilities in the future.

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

•                                          our ability to develop, introduce and market new products and enhanced versions of our existing products on a timely basis;

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

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We also depend on third party manufacturers for silicone molded components, Hylaform and Juvederm/Hydrafill product lines, and silicone facial implants.  In addition, we currently rely on Smith and Nephew and Immucor Corporation for the supply of human collagen mesh, used in the production of CosmoDerm and CosmoPlast.

If there is any disruption in the supply of these finished goods or raw materials, our sales and profitability for the affected products would be adversely affected.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble the majority of our breast implant products and obesity intervention products in Ireland and in Costa Rica. An increased percentage of our operating expenses is denominated in currencies other than the U.S. dollar due to the elimination of Santa Barbara manufacturing. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

• foreign government regulation of our products;

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

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the products we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved, or, once approved, not recalled. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

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

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

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

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.  For example, lawsuits by employees, stockholders, customers, or competitors could be very costly and substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal controls over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under newly promulgated standards.

We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

IF WE ARE REQUIRED TO RECORD COMPENSATION EXPENSE IN CONNECTION WITH STOCK OPTION GRANTS, OUR PROFITABILITY MAY BE REDUCED SIGNIFICANTLY.

The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense.  The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock.  As noted above, our stock price has historically been volatile.  Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price.  Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.  The FASB is expected to issue final rules on stock option expensing in late 2004.  We will continue to monitor the FASB’s progress on the issuance of this standard.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Inamed’s operations are exposed to fluctuations in interest rates and foreign currencies.  These fluctuations can vary its cost of financing and operations.

Interest Rate Exposure- Based on our overall interest rate exposure at September 30, 2004, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2004, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period. At September 30, 2004 Inamed did not have an interest rate swap.

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

There were no foreign exchange forward or option contracts at September 30, 2004 or 2003.  Based on Inamed’s overall exposure for foreign currency at September 30, 2004, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 2.           Controls and Procedures

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.  After consulting with competent authorities in each affected country, the Company terminated this support program effective as of December 31, 2004 in all countries other than the United States and Canada.  Notwithstanding the termination of the general program, Inamed may continue to pay for explanations and related expenses if a patient can justify her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice.  Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee.  The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.  To date, more than 90% of the U.K. residents and more than two-thirds of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses.  Going forward, the insurance company is obligated to reimburse Inamed for not less than 75% of these expenses, up to an aggregate of $50.0 million in coverage through February 15, 2005.

In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants.  All of these cases have now been dismissed or settled and we are not a party to any Trilucent related court proceedings in the United States at this time.

Also, since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants.  In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants.  The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice.  The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care.  To date, more than 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol.  To date, no such woman has brought civil proceedings.

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, we have received approximately 310 claims under the Spanish protocol.  In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees.  Finally, approximately 59 women have commenced individual legal proceedings.  To date, 10 of these proceedings have proceeded to judgment.  We have won 5, and lost 5, of these cases.  Damages in the cases we lost have averaged $18,000 per case.  We have taken appeals in 5 of the cases.  Three of the claimants in cases decided adversely to them are taking appeals.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. As of June 30, 2004 we had no remaining coverage under this policy.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was approximately $4.2 million remaining under this commitment at September 30, 2004.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

By agreement with the MDA, Inamed funded additional scientific research and patient monitoring relating to Trilucent.  On August 4, 2004, the Trilucent Scientific Advisory Panel delivered a report to the successor entity to the MDA in the United Kingdom, known as the MRHA.  In its report, issued after more than three (3) years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants pose a significant systemic risk  to human health but that the removal of the implants on precautionary grounds was and is appropriate.

On September 27, 2004, the MHRA issued an Update on Trilucent in which it concluded:

1.               the recommendation that Trilucent breast implants should be removed remains appropriate because exposure to local tissue to toxic compounds has been confirmed;

2.               there is no evidence for local or systemic disease risk once the implants are removed; and

3.               no further studies are needed to assess the potential risk of Trilucent breast implants.

In addition, at September 30, 2004, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $7.7 million, net of insurance.

Based upon the information and analyses currently available to the Company, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is also a defendant in Ernest K. Manders, M.D. v. McGhan Medical et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The Amended Complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.  We do not believe we practice the device claimed by Manders or that we teach the methods he claims.  Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  Fact discovery was completed on  July 31, 2004.  Expert discovery relating to claim construction issues was completed  in August 2004.  Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent.  The Court held a Markman hearing on September 23, October 6-7, and 18, 2004.  The Court has indicated that it will issue an order on claim construction in 30 - 60 days.  Expert discovery will commence after the Court issues its claim construction order.  Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

Brauman Matter

On April 2, 2004, Daniel Brauman filed a civil action against the Company in the United States District Court for the Southern District of New York.  Brauman alleged that the Company was infringing U.S. Reissue Patent No. RE 35,391, entitled Implantable Prosthetic Devices (“the RE ‘391 patent”).  Brauman’s Complaint sought permanent injunctive relief, compensatory and treble damages, and attorneys’ fees and costs.  The Company filed an Answer on June 15, 2004, denying all of the material allegations of the Complaint, and asserted Counterclaims for non-infringement and invalidity of the RE ‘391 patent.  The Court held a Case Management Conference on June 25, 2004 and ordered the parties to mediation.  On September 23, 2004, the parties settled their dispute at the Court-ordered mediation and stipulated to entry of an Order dismissing all claims with prejudice.  The Court entered that Order and dismissed the case on September 24, 2004.

Other Matters

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of the Company’s products.  These claims have not had, and are not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.           Defaults Upon Senior Securities

Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.           Other Information

None

ITEM 6.      Exhibits

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

10.51

Amended and Restated Employment Agreement by and between Inamed Corporation and Nicholas L. Teti, dated as of October 18, 2004. (Incorporated herein by reference to Exhibit 10.51 of Inamed’s Current Report on Form 8-K filed with the Commission on November 4, 2004.)

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

INAMED CORPORATION

	By:	/s/ Nicholas L. Teti
Nicholas L. Teti, Chairman, President and Chief Executive Officer (Principal Executive Officer)
November 8, 2004

	By:	/s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 8, 2004