Form 10-K
period 2004-12-31
INAMED CORP
filed 2005-03-16
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-9741

INAMED CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-0920629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5540 Ekwill Street Santa Barbara, California	93111-2936
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 683-6761

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

The aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $2,232.4 million, based on the closing sales price on the NASDAQ National Market on that date.

On March 10, 2005, there were 36,074,910 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ending December 31, 2004 (April 30, 2005) pursuant to Regulation 14A.

INAMED CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004
TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us,” “the Company” and “Inamed” refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risks and Uncertainties” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (www.inamed.com) free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the Commission at its’ Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including Inamed.

ITEM 1.                BUSINESS

Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity.

COMPANY HISTORY

McGhan Medical Corporation was incorporated in 1974 and was a manufacturer of silicone products for plastic and reconstructive surgery. In 1977, that business was sold to Minnesota Mining and Manufacturing Company, or 3M. In 1984, a newly formed McGhan Medical Corporation acquired the assets of 3M’s silicone implant product line. In 1985, that corporation became a subsidiary of a publicly-held company through a merger with First American Corporation, a Florida corporation. In 1986, First American changed its name to Inamed Corporation. Inamed formed its BioEnterics Corporation subsidiary in 1991, primarily to pursue opportunities in the field of stomach constriction technology. In

December 1998, Inamed changed its state of incorporation to Delaware through a reincorporation merger. In September 1999, Inamed completed its acquisition of Collagen Aesthetics Inc., which was then a publicly-held corporation which manufactured and marketed primarily collagen-based dermal fillers and other aesthetics products. In 2001, Inamed renamed its McGhan Medical Corporation subsidiary to Inamed Medical Products Corporation, or IMPC, and simplified its structure by consolidating its U.S. operations into IMPC. BioEnterics Corporation continues to exist as a holder of the rights to the BioEnterics products, and it has agreed with other Inamed subsidiaries such as IMPC for the manufacture, distribution, and other support of the BioEnterics product line.

PRODUCTS AND PRODUCT CANDIDATES

Inamed has three main product lines—breast aesthetics products and facial aesthetics products marketed under Inamed Aesthetics, and obesity intervention products marketed under Inamed Health. These three lines are considered one segment for financial reporting purposes. See Note 1 of the notes to the consolidated financial statements.

Breast Aesthetics

We develop, manufacture, and market a diverse line of breast implants, consisting of a variety of shapes, sizes, and textures. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants under the trade names McGhan® and CUI® and the trademarks BioCell®, MicroCell®, BioDimensional™, and Inamed®. Our breast implants are available in a large number of variations to meet customers’ preferences and needs.

Saline-Filled Breast Implants.   We sell saline-filled breast implants in the U.S. and internationally for use in breast augmentation for cosmetic or revision reasons and for reconstructive surgery. The U.S. market is the primary consumer of our saline-filled breast implants.

Silicone Gel-Filled Breast Implants.   We sell silicone gel-filled breast implants primarily in Europe, the Middle East, Latin America, Australia, New Zealand and Asia. More than 90% of our breast implant sales outside the U.S. are silicone gel-filled. There are a variety of silicone gel-filled breast implants available in these markets based upon the degrees of cohesivity of the silicone gel-filler material. Certain of our silicone gel-filled implants are available in the United States under clinical study protocols for use in breast reconstruction, augmentation and revision purposes. Silicone gel-filled implants are also available in Canada under restricted access to patients pre-approved by Health Canada.

In the U.S. in June 2000, we completed the implantation phase of a core clinical study designed to gain U.S. Food and Drug Administration, or FDA, approval for our silicone gel-filled breast implants. In January 2002 we began submitting the first of several modules to the FDA for the pre-market approval, or PMA, seeking approval of our silicone gel-filled breast implants. The final module and application for the pre-market approval process of our silicone gel-filled breast implants, which included the completed two years of follow up data requested, was submitted on December 27, 2002. In October 2003, the General and Plastic Surgery Advisory Panel, or Panel, of the FDA recommended, with conditions, approval of the Company’s PMA application to market gel-filled breast implants in the United States. The Panel approval, with conditions, was for all indications—breast augmentation, reconstruction and revision. In January, 2004, we received a “Not Approvable” letter from the FDA. The letter outlined the additional information that we needed to provide prior to the FDA’s further review of our PMA for silicone gel-filled breast implants. According to the letter, submission of the requested information and data will place the PMA in approvable form and allow the FDA to conduct further review of Inamed’s PMA. In January 2004, the FDA also issued draft guidance for saline, silicone gel, and alternative breast implants. The guidance provides non-binding recommendations regarding device description, preclinical, clinical, and labeling information that the FDA recommends be presented in a PMA application for saline, silicone gel, and alternative breast implants. In August 2004, Inamed submitted an amendment to the Pending Silicone Gel-Filled Breast Implants PMA to the FDA, which is scheduled to be reviewed by the FDA’s General and Plastic Surgery Devices Advisory Panel on April 11-13, 2005.

Additionally, in September 2000, the FDA approved a feasibility study for our Style 410 cohesive silicone gel-filled breast implants. In March 2001, we announced that the FDA had approved the expansion of the study to a full-scale clinical study. Patient enrollment for this study was completed in the first quarter of 2002 and is now beginning the fourth year of the clinical follow up period. In December 2004, we completed submission of the PMA application to the FDA for the Style 410 cohesive silicone gel-filled breast implants in the U.S. The Style 410 cohesive silicone gel-filled implants are currently the leading selling breast implants in Europe.

Tissue Expanders.   We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture, and market dermal filler products designed to improve facial appearance by smoothing wrinkles and scars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm™ and Zyplast™, CosmoDerm® and CosmoPlast®, the Hylaform® product range, Juvéderm®/Hydrafill® product range and Captique™. In July 2002, we acquired the exclusive rights in the U.S., Canada and Japan to sell Ipsen Limited’s botulinum toxin Type A product, branded as Reloxin™ in the U.S., for all cosmetic indications. In January 2004, we acquired the exclusive rights to sell Juvéderm® in the United States, Canada, and Australia, and the non-exclusive rights to sell the product under a different name in various other countries. In December 2004, the FDA approved Captique™ Injectable gel, a new dermal filler product based on Genzyme Corporation’s non-animal stabilized hyaluronic acid (HA) technology.

Zyderm and Zyplast.   Zyderm and Zyplast dermal fillers are injectable formulations of bovine collagen. Zyderm implants are formulated for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines, and fine creases that develop at the corners of the eyes and above and below the lips, and can also help correct certain shallow scars. Zyplast implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. Zyderm and Zyplast implants require a skin test, with a requisite 30-day period to observe the possibility of allergic reaction in the recipient. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection. In the U.S., the FDA approved the PMA for Zyderm in 1981 and for Zyplast in 1985. Zyderm and Zyplast were approved for marketing in Europe in 1995.

CosmoDerm and CosmoPlast.   CosmoDerm and CosmoPlast dermal fillers are a line of injectable human skin-cell derived collagen products that Inamed licenses from Smith & Nephew, Inc. We received FDA approval for CosmoDerm and CosmoPlast in March 2003 and received approval from Health Canada in December 2002. We received approval to market CosmoDerm and CosmoPlast in a number of European countries in 2004. CosmoDerm implants are formulated for people with fine line wrinkles or superficial facial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips and can also help correct certain shallow scars. CosmoPlast implants are designed to treat deeper depressions and can be used for more pronounced contour problems, such as deeper scars, lines and furrows, and for areas upon which more force is exerted, such as the corners of the mouth. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary to maintain the desired result. CosmoDerm and CosmoPlast implants do not require a skin test pre-treatment. Both of these products are formulated with Lidocaine, an anesthetic, to alleviate pain during injection.

Hylaform Gel.   Hylaform gel dermal fillers are an avian-based cross-linked hyaluronic acid injectable product for the treatment of facial wrinkles and scars. The product is licensed from Genzyme Corporation and has been sold in Europe since 1996 and in Canada since 1998. Hylaform does not require a skin test, so patients can be treated immediately. In 2001, two new formulations of Hylaform gel were developed: Hylaform FineLine, designed especially for people with fine line wrinkles or superficial facial contour defects, and Hylaform Plus, formulated for treating deeper depressions and more pronounced contour problems such as deeper scars, lines, and furrows. We launched Hylaform FineLine and Hylaform Plus in Europe in September 2001. In December 2001, Health Canada’s Therapeutic Products Programme, or HCTPP, granted Genzyme Corporation a Medical Device License for Hylaform gel. In January 2002, the HCTPP approved both Hylaform Plus and Hylaform FineLine. In April 2004, Inamed received approval from the FDA to market and sell Hylaform gel in the U.S. In October 2004, the FDA granted market approval for Hylaform Plus in the U.S.

Juvéderm/Hydrafill.   Juvéderm, a non-animal based cross-linked hyaluronic acid-based dermal filler, is indicated for wrinkle correction, facial contouring, and lip enhancements. In January 2004, we signed a development and distribution agreement with Corneal Group for the rights to develop, distribute and market the Juvéderm dermal fillers. These rights also include product line extensions and improvements. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle-gel based hyaluronic acid technology, which is used in other products. Under this agreement, we will have the exclusive rights to develop, market and distribute the Juvéderm products in the United States, Canada, Australia and Japan, and non-exclusive rights in France, Spain, the United Kingdom, Italy, Germany and Switzerland. In the non-exclusive European countries, Inamed has established the brand name, Hydrafill, to promote and market Juvéderm. Currently, Hydrafill is available in five formulations and Juvéderm is also available in five formulations, for soft tissue augmentation of varying severities of wrinkles. Juvéderm products are currently approved or registered in over 34 countries, including all major European markets. In these markets Juvéderm/Hydrafill does not require a skin test pre-treatment. Distribution of Juvéderm and Hydrafill in Canada and key European markets commenced in 2004, and we have filed for and are awaiting regulatory approval of Juvéderm in Australia. We initiated a clinical study in the U.S. in the fourth quarter of 2004 and currently anticipate filing a PMA with the FDA in 2006.

Captique.   Captique dermal filler is a non-animal stabilized hyaluronic acid injectable product indicated for the correction of moderate to severe facial wrinkles and scars. The product is licensed from Genzyme Corporation. Captique does not require a skin test, so patients can be treated immediately. In December 2004, the FDA granted U.S. market approval for Captique. We commenced sales of the product in the U.S. in January 2005.

Reloxin.   In July 2002, Inamed and Ipsen Limited signed a definitive agreement which provides that Inamed will develop, distribute and market Ipsen Limited’s botulinum toxin Type A, branded as Reloxin in the U.S., for all cosmetic indications, including wrinkles, in the United States, Canada, and Japan. In January 2005, Inamed and Ipsen executed a preliminary agreement for distribution rights in selected international markets, including Europe. The product is a sterile, freeze-dried, purified form of botulinum toxin A, and we will be the exclusive distributor of all current and future formulations in the U.S., Canada, and Japan. The product is currently marketed under the trade name Dysport® in Europe and elsewhere where it competes with other botulinum toxin products such as Allergan’s Botox®. Dysport has been granted marketing authorization in over 65 countries worldwide including the U.K., France, and Germany, and has been approved for cosmetic indications in 10 countries worldwide including New Zealand, Brazil, Mexico and Argentina. We completed the phase II dosing trial in 2003, during which an optimal dose was selected. Data was presented to, and accepted by, the FDA to initiate the phase III pivotal studies using this dose. We initiated the phase III trials in 2004 in the United States.

Obesity Intervention

We develop, manufacture, and market several devices for the treatment of obesity. Our principal product in this market area, the BioEnterics LAP-BAND® System, is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to gastric bypass surgery or stomach stapling. The BioEnterics LAP-BAND System is an adjustable silicone elastomer band which is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach. This slows down the passage of food and makes the patient feel fuller sooner. Unlike a gastric bypass which is permanent, the BioEnterics LAP-BAND System procedure is adjustable and reversible.

The LAP-BAND System has achieved widespread acceptance in the United States, Europe, Australia, Latin America, the Middle East, and other countries and regions. In June 2001, the LAP-BAND System was approved by the FDA for treatment of severe obesity in adults who have failed more conservative weight reduction alternatives. Commercial distribution of the BioEnterics LAP-BAND System was initiated in the U.S. in July 2001. In April 2004, we introduced the LAP-BAND VG, which was approved by the FDA in January 2004. The LAP-BAND VG meets the needs of a wider range of patients, allowing us to serve a broader market. The larger band circumference of the LAP-BAND VG serves those who are physically larger, have thicker gastric walls, or have substantial internal fat. Approximately 160,000 LAP-BAND units have been sold worldwide since 1993.

We also sell the BioEnterics Intragastric Balloon®, or BIB, System, which is a short-term therapy designed for patients who must reduce weight in preparation for surgery or for moderately obese patients in conjunction with a long-term comprehensive diet and exercise program. Currently distributed only outside the U.S., the BIB is a silicone elastomer balloon that is filled with saline after insertion into the patient’s stomach.

We also market the BioEnterics Gastric Balloon Suction Catheter, which was introduced in the U.S. in June 2001. It contains a durable silicone balloon used by surgeons to facilitate pouch sizing and provide gastric suction during laparoscopic gastric surgery procedures.

Other Products

Contigen® is our collagen product used for treatment of urinary incontinence due to intrinsic sphincter deficiency. We obtained approval from the FDA to market Contigen in September 1993. C. R. Bard, Inc. licensed from us exclusive worldwide marketing and distribution rights to Contigen. We also provide other collagen products for use by other medical manufacturers.

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

Breast Aesthetics.   In the U.S. and Canada, breast aesthetics products are marketed under Inamed Aesthetics primarily to plastic and reconstructive surgeons, out-patient surgery centers, and hospitals through our staff of sales representatives. In Europe, our breast aesthetics products are sold by our European subsidiaries through their staff of sales representatives as well as third-party agents in the largest European markets. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our breast aesthetics products are sold through a network of distributors.

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

Obesity Intervention.   Our obesity intervention products are marketed under Inamed Health to general, laparoscopic, and bariatric surgeons, and sold to hospitals. In the U.S., obesity intervention products are sold by a sales force of company-employed representatives and managers. In Europe and Australia, our Health products are sold by our subsidiaries through their staff of sales representatives as well as third-party agents. In other European markets, in the Middle East, Latin America, Africa, and the Asia-Pacific region, our Health products are sold through a network of distributors.

COMPETITION

Breast Aesthetics

We compete in the U.S. breast implant market with Mentor Corporation. We are aware of several companies conducting clinical studies of breast implant products in the U.S. Internationally, we compete with several manufacturers, including Mentor Corporation, Silimed, Medicor Corporation, Poly Implant Prostheses, Nagor, Laboratories Sebbin, and LPI.

We believe that the principal factors permitting our products to compete effectively are high-quality product consistency, product design, management’s knowledge of and sensitivity to market demands, an experienced sales force, plastic surgeons’ familiarity with our products and brand names, regional warranty programs, and our ability to identify and develop or license patented products embodying new technologies.

Facial Aesthetics

Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid products, substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlane™ (all manufactured by Q-Med A.B.). Since the first quarter of 2004 we have competed in the U.S. dermal filler market with Restylane® which is distributed by Medicis Pharmaceutical Corporation.

Obesity Intervention

No gastric bands other than the BioEnterics LAP-BAND System are commercially available in the U.S., and we are currently aware of only one other company conducting U.S. clinical studies of gastric bands at this time. Outside the United States, the LAP-BAND System competes primarily with the Swedish Adjustable Gastric Band (manufactured by Ethicon Endo Surgery,) and the Heliogast Band (manufactured by Helioscopie, S.A., France). There are at least two other gastric bands on the market internationally. The LAP-BAND System also competes with surgical obesity procedures, including gastric bypass, vertical banded gastroplasty, and biliopancreatic diversion.

No intragastric balloons other than the BioEnterics BIB System are commercially available in the U.S. and we are currently aware of only one other company outside the U.S., Helioscopie, which recently launched the Heliosphere. We are not aware of any published clinical studies that support this device’s effectiveness.

RESEARCH AND DEVELOPMENT

We have a qualified staff of scientists, engineers, and technicians working on material technology and product design as part of our research and development efforts. Our research and development expense is primarily directed toward supporting the clinical trials of our products. In addition, we are directing our research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the medical profession. We have incurred research and development expenses of $28.8 million, $21.5 million, and $13.6 million for the years ended, December 31, 2004, 2003 and 2002, respectively.

PATENTS, LICENSES, AND RELATED AGREEMENTS

We currently own or have license and distribution rights to numerous patents, patent applications, trademarks and trademark applications throughout the world relating to our product lines.

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of current and new products. These projects include the following:

•       We have been the exclusive distributor and licensee for Genzyme Corporation’s Hylaform® products since 1999, including Hylaform® Plus and Hylaform® FineLine. In December 2004, we entered into an amended and restated agreement with Genzyme Corporation for exclusive U.S. development and distribution rights of Captique, a non-animal based hyaluronic acid-based dermal filler. We purchase these products from Genzyme Corporation and pay royalties based on sales.

•       In July 2002, we entered into a development and distribution agreement with Ipsen Limited to develop and be the exclusive distributor and licensee for Ipsen Limited’s current and any future botulinum toxin A products for all cosmetic indications in the U.S., Canada, and Japan. We are actively pursuing development of this product, branded as Reloxin™, at this time. In January 2005, we signed a preliminary agreement with Ipsen for distribution rights of botulinum toxin Type A products for all cosmetic indications in selected international markets including Europe.

•       In January 2004, we entered into a development and distribution agreement with Corneal Group for exclusive rights to develop and distribute in the U.S., Canada and Australia their non-animal based cross-linked hyaluronic acid-based dermal filler, marketed as Juvéderm/Hydrafill, as well as non-exclusive distribution rights in other countries.

•       We developed injectable collagen for the correction of facial wrinkles and commenced marketing in early 2003 under the names CosmoDerm® and CosmoPlast® in the U.S. and Canada for which we are paying royalties on sales.

•       We had an agreement with Advanced Tissue Sciences, Inc., or ATS, under which we acquired an exclusive, worldwide license to certain intellectual property for the development and distribution of certain of ATS’s human-based, tissue-engineered products for surgical applications. Due to the liquidation of ATS, we entered into a supply agreement with an affiliate of Smith and Nephew Inc. in March 2003, which provides us, on a going forward basis, the raw materials previously provided by ATS. Smith and Nephew is also licensing to us the intellectual property previously licensed to us by ATS. In January 2003, we signed a development agreement with Immucor, Inc. for the production of human collagen extra-cellular mesh and entered into a supply agreement with them in 2004.

In June 2004, we entered into a settlement agreement with Ethicon Endo-Surgery, Inc. pursuant to which, among other terms, we were granted a worldwide, royalty-bearing, non-exclusive license with respect to a portfolio of U.S. and international patents applicable to adjustable gastric bands.

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

MANUFACTURING AND RAW MATERIALS

Our manufacturing facilities are located in Fremont, California; San José, Costa Rica; and in Arklow, Ireland. Our Santa Barbara, California manufacturing location was closed in 2004, and was consolidated into our facilities in Costa Rica and Ireland. See Note 3 of the notes to the consolidated financial statements.

Manufacturing facilities producing medical devices intended for distribution in the U.S. and internationally are subject to regulation and periodic review by the FDA and other notified bodies. All of our facilities are currently approved by the FDA and the relevant notified bodies to manufacture medical devices for distribution in the U.S. and internationally.

Breast Aesthetics

The Inamed quality system and facility in Santa Barbara, California was inspected by the U.S. FDA in February 2004 and again in February 2005. Our facility in Arklow, Ireland was inspected in June 2003 and the facility in San José, Costa Rica in June 2004. The quality system and all facilities were found to be in substantial compliance with U.S. FDA regulations.

Manufacturing facilities producing medical devices in the state of California are required to be registered by the California Food and Drug Branch (FDB) of the California Department of Health Services. Our Santa Barbara, California facility was inspected by the FDB in 2003 and found to be in compliance with applicable state statutes, and our facility license is current.

The quality system and facilities which produce medical devices for sale and distribution in the European Economic Community (EEC) are subject to regulatory requirements of the Medical Devices Directive (MDD) as well as various International (ISO) and European National (EN) standards. In Europe, Notified Bodies are responsible for enforcement of the MDD regulations.

Our quality system and facilities in Santa Barbara, California and San José, Costa Rica were inspected by TÜV Product Services (a European Notified Body) in November and October 2004, respectively. The facility in Arklow, Ireland was inspected by G-Med (a European Notified Body) in October 2004. Our quality system and all facilities are in compliance with the requirements of the MDD and with applicable ISO standards (ISO 13485). All applicable Quality System and CE Mark certificates have been issued and are current.

These certifications currently include ISO 9001:1994 and ISO 13485:1996. In 2003, ISO 13485:2003 was revised to more closely reflect the process approach to quality in the manufacturing of medical devices. The Inamed quality system and facilities in Santa Barbara, California and San José, Costa Rica have also been inspected to this new standard and found to be compliant and recommended for certification. The facility in Arklow, Ireland has been certified to ISO 13485:2003.

We manufacture breast implant and related tissue expander products at our facilities in San José, Costa Rica and Arklow, Ireland. We also manufactured breast implants at our facilities in Santa Barbara, California up until the closure in mid-2004. These products are manufactured in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.

In late 1998, we entered into a strategic alliance with a privately held specialty chemical company, whereby that company has agreed to act as our exclusive supplier of silicone raw materials.

Facial Aesthetics

Zyderm and Zyplast and CosmoDerm and CosmoPlast implants are manufactured at our facility located in Fremont, California.

We use a patented viral inactivation process for the Zyderm and Zyplast collagen-based products, which ensures both safety and quality. The production process uses readily available chemicals and enzymes and bovine dermis as the source of collagen. Since 1987, the hides have been sourced from a USDA certified closed herd in Northern California to ensure the prevention of contamination of our bovine collagen based products. The closed herd provides a reliable source of raw material with backup capabilities in case of natural disasters. The bovine collagen-based products have refrigerated shelf lives of 36 months.

In 2001, we began manufacturing activities for the bioengineered human collagen dermal filler products, CosmoDerm and CosmoPlast. Originally, raw materials for these products were obtained in bulk from Advanced Tissue Sciences (ATS) and further processed and packaged at our Fremont, California facility. Due to the liquidation of ATS, in March 2003 we entered into a supply agreement with an affiliate of Smith & Nephew, Inc. to provide the raw materials previously provided by ATS. In January 2003, we signed a development agreement with Immucor, Inc. for the production of human collagen extra-cellular mesh, the raw material for CosmoDerm and CosmoPlast. We entered into a supply agreement with Immucor, Inc. in 2004.

As noted above, medical devices manufactured at our Fremont, California facility, and intended for distribution in the U.S. and internationally, are subject to regulation and periodic review by the FDA and the requirements of the EEC MDD regulations, various international and European standards, and review by a European Notified Body.

Our Fremont manufacturing facility and quality system was inspected by the FDB in 2003, and by the FDA in June 2003 and found to be substantially compliant with all applicable regulations. In addition, this facility was inspected by TÜV Product Services in June 2004 and certified to applicable International and European regulations and standards. The Fremont facility is pending a certification audit to ISO 13485:2003 in April 2005.

In addition to the aforementioned facial aesthetics products, we sell facial injectable implants manufactured by third parties. These parties are subject to the same governmental inspection and regulation as noted above.

Obesity Intervention

Our obesity intervention products are manufactured at our facilities in San José, Costa Rica. The FDA and Notified Body inspections and subsequent approvals previously discussed apply to our obesity intervention products as well.

Other Products

We produce other collagen products at our Fremont, California facility for use by other medical manufacturers. Contigen® is manufactured for C. R. Bard, Inc., CoStasis® for Cohesion Technologies, Inc., and Collagraft® and Collagraft® intermediates are manufactured for NeuColl Inc.

Environmental Compliance

Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2004. In 2005, we do not expect to incur any material expense to maintain our compliance level. Our manufacturing facility in Arklow, Ireland, is regulated by the Irish Environmental Protection Agency, or EPA. The Irish EPA carries out regular checks and monitors compliance with the requirements of the Integrated Pollution Control License. In 2004, we received one notice of non-compliance from the EPA. Prior to that notice, we had already started installing an oxidizer to mitigate the problem. Installation will be completed in 2005.

Our manufacturing facility in Costa Rica is operated under the jurisdiction of the office of Human Environmental Control within the Ministry of Health. Inamed Costa Rica was granted a working permit or license for industrial facilities in August 2000. The permit 0194-2000 has a validity of five years. We received no citations or notices of violations from the Costa Rican authorities in 2004. We do not expect to incur any material expense to maintain this compliance level during 2005.

GOVERNMENT REGULATION

Medical devices and biologics are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping, and marketing of these products. The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the U.S. and other countries. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use, or their withdrawal from the market.

Regulation of Medical Devices

Most of our current products are medical devices intended for human use and are subject to regulation by the FDA in the U.S. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market) or a Premarket Approval (PMA) Application in accordance with the Federal Food, Drug, and Cosmetic Act, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with “good manufacturing practices” (GMPs), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of alleged product defects to the FDA. FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data supporting the safety and effectiveness of the device. Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported. The majority of our products are regulated as Class III medical devices.

Products marketed in the European Community must comply with the requirements of the MDD and must be CE-marked. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries. The current regulatory status of our products is discussed in the “Products and Product Candidates” section above.

Regulation of Biologics

Although we do not currently market any biologic products, we are seeking approval to market biologic products in the future, including a botulinum toxin Type A product, branded as Reloxin. The FDA approval process for biologic products is a complex process with a number of discrete phases, beginning with laboratory analysis and pre-clinical testing in animals. To begin human testing, an investigational new drug application is filed with the FDA. Human clinical testing typically involves three phases. In Phase 1, small clinical trials are conducted to determine the safety of the product and the acceptable dose. In Phase 2, expanded clinical trials are conducted to determine optimal dose and to assess safety of the product. In Phase 3, still larger clinical trials are conducted to provide sufficient data to assess safety and efficacy at the optimal dose. After completing all three phases of human testing, a Biologic License Application (BLA) is submitted to the FDA for approval. If the FDA approves the BLA, the product becomes available for marketing. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies to evaluate long-term effects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market.

Regulation of Manufacturing

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect our quality systems and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. In the U.S., our facilities must comply with the FDA’s Quality System Regulation requirements for Good Manufacturing Practices. For products sold in Europe, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. The regulatory status of our manufacturing facilities is discussed under “Manufacturing and Raw Materials” above.

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

We are also subject to various federal and state laws pertaining to health care information and privacy and “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

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

In the U.S., purchases of the LAP-BAND System to treat severe obesity are reimbursed in some states by Medicare. Private insurance coverage currently varies by carrier and geographic location. We actively work with major insurance carriers to obtain reimbursement coverage for the product. The older, more established, surgical procedures for obesity treatment, including gastric bypass, are generally reimbursed. Outside the U.S., reimbursement programs vary on a country-by-country basis. In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the budget for the type of product.

PRODUCT REPLACEMENT PROGRAMS

We conduct our product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we receive communications from surgeons or patients with respect to various products claiming the products were defective, lost volume, or have resulted in injury to patients. In the event of a loss of shell integrity resulting in breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted in the U.S., in most cases our ConfidencePlus™ program provides lifetime product replacement and some financial assistance for surgical procedures required within ten years of implantation. Breast implants sold and implanted elsewhere are subject to a similar program. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.

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

Our accounts receivable payment terms are consistent with normal industry practices, which vary by customer class and geographic location.

EMPLOYEES

As of February 28, 2005 we had approximately 1,200 employees in active service, of which approximately 650 were in the U.S., Canada, and Costa Rica and approximately 550 were at other international operations. Except for employees at our manufacturing facility in Arklow, Ireland, none of our employees are represented by a labor union.

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

We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease causation, transmission, complications and other health factors, rupture, deflation or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons. We have, from time to time, entered into indemnification agreements with health care practitioners with respect to certain clinical research studies. Pursuant to these agreements, we have agreed to indemnify the health care practitioners from third-party claims (in addition to product liability claims) resulting from or arising out of these studies.

At present, except for some of our products used in current clinical trials, we have no third-party liability insurance to protect us from damages and the costs of claims for damages due to the use or recall of our products or indemnification claims. Product liability claims, recall orders or indemnification claims could result in material losses.

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent breast implant. Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant. Under one settlement with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. This policy was fully used as of June 30, 2004. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims. There was approximately $4.2 million remaining under this commitment at December 31, 2004.

In addition, at December 31, 2004, we had an accrual for future Trilucent claims, costs, and expenses of approximately $10.9 million and insurance of $4.2 million, or $6.7 million, net of insurance. While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount. Further, the existing insurance coverage is subject to a number of conditions. Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that more than 90% of the United Kingdom residents and more than 75% of the women in the rest of the world, who had these implants have had them removed. The product was not sold commercially in the United States. Prior to February 15, 2005, an insurance company honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program. As of February 15, 2005, that coverage terminated in accordance with its terms. While the number of new requests for explantation surgery has fallen off considerably in the last three fiscal quarters, we may receive such requests, and honor them, in the future. Hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses for which we would not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants. To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate approximately 100 claims in which women in the U.K. are claiming “serious medical complications” from their Trilucent explantation procedure. See Part I, Item 3 Legal Proceedings. In Spain, although approximately 315 women have accepted our protocol, approximately 45 have commenced individual legal proceedings and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees. More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants). The claims of many of these women may now be time-barred under Spanish law. We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent, approximately 950 have been explanted, but only approximately 140 have made claims for bodily injury or financial loss (although we have already paid for their explants). The claims of many of these women may now be time-barred under German law. While the number of newly filed claims for bodily injury resulting from Trilucent breast implants has fallen off considerably in the last three fiscal quarters, the Company expects to receive some new claims, and adjust and settle them, in the future. Absent unusual circumstances, the claims of any UK residents who were explanted prior to 2002 may now be time-barred under English and Irish law.

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities. On August 4, 2004, the Trilucent Scientific Advisory Panel (TSAP) delivered a report to the successor entity to the MDA in the United Kingdom, known as the MHRA. In its report, issued after more than three years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants pose a significant systemic risk to human health but that the removal of the implants on precautionary grounds was and is appropriate. Although our regulator in the U.K. has determined that no further studies of Trilucent are currently required, we  could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the spending levels which are currently forecast. As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent related liabilities in the future.

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

•       changes in pricing policies by us or our competitors;

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

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP AND MARKET PRODUCTS AS ANTICIPATED.

We have entered into collaborative arrangements with third parties to develop and market certain products. We cannot assure you that these collaborations will produce successful products. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of products from which we could receive future revenues would decline.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation, become subject to damages, and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in one such matter. See Part I, Item 3. Legal Proceedings, Patents and License Litigation, Manders Matter.

WE DEPEND ON A SOLE OR LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND/OR SELL MANY OF OUR PRODUCTS.

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components and silicone facial implants. We also depend on third party manufacturers for our facial aesthetics product lines with the exclusion of the bovine and human based collagen products. In addition, we currently rely on Smith and Nephew and Immucor, Inc. for the supply of human collagen mesh, used in the production of CosmoDerm and CosmoPlast.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

More than one-third of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble the majority of our breast implant products and obesity intervention products in Ireland and in Costa Rica. A large percentage of our operating expenses are denominated in currencies other than the U.S. dollar due to the elimination of our Santa Barbara manufacturing operations. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the products we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved, or, once approved, not recalled. The pre-marketing approval process and biologic license application process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. For example, our Supplemental Submission for Pending Silicone Gel-Filled Breast Implants PMA is scheduled to be reviewed by the FDA’s General and Plastic Surgery Devices Advisory Panel on April 11-13, 2005. There can be no assurance that the FDA will approve our PMA. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

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

ITEM 2.                PROPERTIES

We lease all of our office, manufacturing, and distribution facilities which are, primarily, as follows: Fremont, California; Santa Barbara, California; Arklow, Ireland; and San José, Costa Rica.

We lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Canada, Australia, France, Germany, Italy, Japan, Spain, and the United Kingdom. Due to anticipated demand for our products in the next few years, we plan to continue expanding our manufacturing capacity in Ireland and Costa Rica. In 2005, we plan to begin construction of a new manufacturing building in Costa Rica.

ITEM 3.                LEGAL PROCEEDINGS

BREAST IMPLANT LITIGATION

Trilucent Breast Implant Matters

When Inamed purchased Collagen in September 1999, the Company assumed certain liabilities relating to the Trilucent breast implant, a soybean oil-filled breast implant, which had been manufactured and distributed by various subsidiaries of Collagen between 1995 and November 1998. In November 1998, Collagen announced the sale of its LipoMatrix, Inc. subsidiary, manufacturer of the Trilucent implant, to Sierra Medical Technologies, Inc. Collagen retained certain liabilities for Trilucent implants sold prior to November 1998.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, Inamed terminated this support program effective as of December 31, 2003 in all countries other than Germany. Notwithstanding the termination of the general program, the Company continued to pay for explanations and related expenses in certain cases if a patient could justify her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, Inamed pays a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. Inamed also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, more than 90% of the U.K. residents and more than 75% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses. However, that insurance company’s obligation ceased as of February 15, 2005. The Company expects to continue to fund a small number of explantations in 2005, in most cases owing to a pregnancy, breast feeding or a similar factor warranting postponement of the procedure to 2005.

In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled, and we do not face any Trilucent related claims or litigation in the United States at this time. At present, three Trilucent related breast implant claims are currently pending. While the Company expects to resolve these claims for an immaterial sum, there can be no assurance that it will be able to do so. Depending on the precise allegations that could be made, any future claims by U.S. residents could be barred by the applicable statutes of limitations.

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

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol. To date, we have received approximately 315 claims under the Spanish protocol. In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees. Finally, at present Inamed faces approximately 45 individual legal proceedings. To date, Inamed has won certain Trilucent legal proceedings in Spain and lost others. The average damages in cases lost were approximately $21,000.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. As of June 30, 2004 Inamed had no remaining coverage under this policy. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $4.2 million remaining under this commitment at December 31, 2004. As a result of these settlements, Inamed released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

By agreement with the MDA, Inamed funded additional scientific research and patient monitoring relating to Trilucent. On August 4, 2004, the Trilucent Scientific Advisory Panel delivered a report to the successor entity to the MDA in the United Kingdom, known as the MRHA. In its report, issued after more than three years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants pose a significant systemic risk to human health but that the removal of the implants on precautionary grounds was and is appropriate.

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

In addition, at December 31, 2004, the Company had an accrual for future Trilucent claims, costs, and expenses of approximately $10.9 million and insurance of $4.2 million, or $6.7 million, net of insurance.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, it is continuing to adjust and settle Trilucent claims and, in the U.K., claims by solicitors for their legal fees and claim costs. Included in the accrual, Inamed has received some 75 requests to fund or reimburse patients for surgery to correct complications with implants that were used to replace Trilucent implants. A company subsidiary may have liability for these costs as well. Thus, while Inamed has made very substantial progress in resolving the great bulk of Trilucent-related liabilities, it will continue to address and resolve individual claims in 2005. Thus, while the Company believes its current accruals and insurance to be adequate to the task, there can be no assurances that future Trilucent-related liabilities will not exceed the current accruals and insurance.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. The Court has not yet issued its order on claim construction. We expect the Court to schedule a status conference after it issues its claim construction order to set the pretrial schedule, including expert discovery. We believe we have strong defenses to this lawsuit and intend to defend it vigorously.

OTHER MATTERS

Government Inquiry

On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed has violated federal securities laws. We were not aware of the investigation or any related inquiry prior to that date. They have requested that we produce certain documents in connection with the investigation. We intend to fully cooperate in the investigation. Based upon subsequent communications with them, we believe the investigation relates to assessing the adequacy of our disclosures regarding one style (Style 153) of our silicone gel-filled breast implant products. This particular style accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004. There can be no assurance, however, that the scope of the SEC’s investigation will not change or expand. While we believe that our disclosures regarding our silicone gel-filled breast implant products have been and are in compliance with federal securities laws, there can be no assurance that the investigation will not have an adverse effect on Inamed.

Other

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

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On March 10, 2005, we had 295 stockholders of record. Our common stock price at the close of business on March 10, 2005, was $67.55 per share.

The table below sets forth the high and low bid prices of our common stock for the periods indicated as reported on the NASDAQ National Market under the symbol IMDC. All prices in the table below reflect the three-for-two stock split effected in December 2003. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2003
1st Quarter	$24.00	$18.53
2nd Quarter	$37.64	$21.91
3rd Quarter	$52.45	$35.11
4th Quarter	$58.90	$44.27
2004
1st Quarter	$53.30	$41.70
2nd Quarter	$69.80	$52.25
3rd Quarter	$64.20	$45.17
4th Quarter	$64.09	$47.24

SECURITIES AUTHORIZED FOR ISSUANCES UNDER EQUITY COMPENSATION PLANS

See Part III Item 12, “Security Ownership of Certain Beneficial Owners and Management” for the securities authorized for issuances under equity compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto included in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years through the period ended December 31, 2004.

	Years Ended December 31,
	2004		2003	2002	2001	2000
Statements of income data:
Net sales	$384.4		$332.6	$275.7	$238.1	$240.1
Cost of goods sold	97.9		92.8	77.6	67.2	66.4
Gross profit	286.5		239.8	198.1	170.9	173.7
Operating expenses:
Selling, general and administrative	179.7	(3)	141.8	126.7	96.6	102.3
Research and development	28.8		21.5	13.6	12.2	9.9
Restructuring charges	—		—	5.1	12.0	—
Amortization of intangible assets	5.0		4.0	4.9	11.3 (1)	9.3
Total operating expenses	213.5		167.3	150.3	132.1	121.5
Operating income	73.0		72.5	47.8	38.8	52.2
Other income (expense):
Net interest income (expense) and debt costs	0.5	(2)	(9.4)	(11.7)	(11.7)	(10.5)
Foreign currency transaction gains (losses)	0.1		(0.1)	0.3	(0.4)	2.6
Royalty income and other	4.7		4.2	5.8	5.0	7.0
Total other income (expense), net	5.3		(5.3)	(5.6)	(7.1)	(0.9)
Income before income tax expense	78.3		67.2	42.2	31.7	51.3
Income tax expense	15.2		14.2	9.3	10.7	14.3
Net income	$63.1		$53.0	$32.9	$21.0	$37.0
Net income per share of common stock
Basic	$1.77		$1.54	$1.04	$0.69	$1.21
Diluted	$1.75		$1.51	$1.00	$0.64	$1.07
Weighted average shares outstanding:
Basic	35.6		34.5	31.5	30.3	30.6
Diluted	36.0		35.2	32.9	32.6	34.5

Note 1—In 2000 and 2001, Inamed recorded amortization on goodwill in accordance with APB Opinion No. 17. Beginning January 1, 2002, Inamed adopted Statement of Financial Accounting Standard (SFAS) No. 142 and ceased amortizing goodwill.

Note 2—Interest expense decreased in 2004 due to our debt refinancing and principal reduction in mid-2003. In addition, we began investing our excess cash in short-term investments in 2004, which significantly increased our interest income.

Note 3—Selling, general, and administrative includes a one-time legal settlement of $17.2 million with Ethicon relating to a patent infringement case. See Kuzmak Matter, Part I Item III, “Legal Proceedings”.

	December 31,
	2004	2003	2002	2001	2000
	(millions)
Balance sheet data:
Working capital	$190.9	$131.9	$81.4	$63.3	$50.8
Total assets	570.1	501.0	439.4	400.2	385.9
Total long-term debt and capital leases (incl. current portion)	22.5	32.5	83.7	121.0	98.6
Stockholders’ equity	446.3	351.5	232.7	174.4	167.7

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included herein. The following provides a brief description of each section of our MD&A:

•       Company and Industry Overview—provides a general description of our business, our market place, and the basis for most of our revenues and expenses.

•       Liquidity and Capital Resources—provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided and used.

•       Results of Operations—provides a consolidated analysis of the results of operations for the three years presented in our financial statements, including prospective information.

•       Application of Critical Accounting Policies and Estimates—provides a discussion on our accounting policies that require critical judgments and estimates.

COMPANY AND INDUSTRY OVERVIEW

Inamed is a global healthcare company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives. These products include breast implants for aesthetic augmentation and reconstructive surgery, a range of dermal products for use in facial rejuvenation, the LAP-BAND®System designed to treat severe and morbid obesity, and the Bioenterics® BIB® System for the treatment of obesity. We generate approximately 39% of our revenues outside the U.S.

Our primary markets are very competitive and subject to substantial government regulation. Pricing and market share pressures vary by product line and geographic market. In general, inflationary trends result in increases in our labor and material costs. In addition, there are foreign currency fluctuations and other risks associated with operating on a global basis, such as price and currency-exchange controls, import restrictions, and changing economic, social and political conditions in foreign countries. We expect these trends and risks to continue. We will continue to manage these issues by capitalizing on our market presence, developing innovative products, investing in human resources, improving our manufacturing facilities, leveraging our cost structure, and possibly entering into alliances and other arrangements.

We derive the majority of our revenues from product sales. We sell our breast aesthetics, facial aesthetics and obesity intervention products in the U.S. to hospitals, clinics and doctors through a direct sales force. Internationally, our products are sold either through direct sales forces in countries where we have our own subsidiaries or through third party distributors.

We manufacture our products in California, Costa Rica and Ireland. We also purchase finished products and certain raw material components from third party manufacturers. The cost of goods sold represents the cost of third party finished products, raw materials, labor and overhead. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies. In 2004 and 2003, the cost of goods sold also includes accelerated depreciation charges related to the manufacturing consolidation (see Note 3 to the Consolidated Financial Statements).

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, commissions, royalties, and marketing program costs. General and administrative expenses incorporate the costs of finance, human resources, information services, legal, and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We also conduct research on materials technology, product design and product improvement.

For a further discussion on the status of U.S. and international regulatory approvals, see Part I Item 1. “Business” in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $107.2 million and short-term investments of $23.1 million at December 31, 2004, an aggregate increase of $49.8 million from $80.5 million of cash and cash equivalents and no short-term investments at December 31, 2003. At December 31, 2004, approximately $69.5 million of our cash was held internationally which may be subject to U.S. income tax if repatriated to the U.S. The increase during 2004 was the result of cash provided by operations of $70.7 million and cash from the issuance of common stock of $14.7 million offset primarily by the purchase of investments of $30.2 million, principal repayments of long-term debt of $10.0 million and the purchase of plant and equipment of $18.7 million and intangibles of $11.1 million. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds. We invest a portion of our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations was $70.7 million in 2004 compared to $75.2 million in 2003. The decrease was primarily the result of a cash payment for our Ethicon Endo-Surgery, Inc. (“Ethicon”) legal settlement of $17.2 million in June 2004. Pursuant to the terms of this settlement agreement, we commenced expensing the royalty in the third quarter of 2004 and the first payment was made in the fourth quarter of 2004. Royalty amounts will vary based on the sales of these products and geography in which these products are sold. Trade accounts receivable increased $7.2 million due to increased sales. Inventories increased $8.3 million, primarily due to increased facial product inventory in the U.S. We increased our inventory while we changed suppliers of human collagen mesh to support any transitional issues as well as to comply with our long-term contract agreements. In addition, we increased inventory to support the launch of new products. Other assets decreased $6.3 million primarily due to a reduction in our Trilucent insurance receivable (see Part I, Item 3. Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters). Accruals and other long-term liabilities decreased $9.3 million primarily due to payments with respect to our Trilucent liability and a decrease in our deferred tax liability due to timing of payments. Cash provided by operations of $75.2 million in 2003 increased by $31.4 million from $43.8 million in 2002. The increase was primarily the result of an increase in net income of $20.1 million, offset by an increase in accounts receivable. In addition, we received an $18.3 million tax benefit on stock option exercises compared to only $3.8 million in 2002. We expect cash from operations to increase in 2005 as a result of increased sales and net income.

Cash used in investing activities of $53.2 million in 2004 consists of $30.2 million for the purchase of short-term investments to earn better rates of interest on our cash, $11.1 million for the purchase of intangibles, primarily the purchase of license and distribution agreements, and $18.7 million in capital expenditures, primarily for our plant expansions and our global Enterprise Resource Planning, or ERP, system. Cash used in investing activities of $16.9 million in 2003 consisted primarily of capital expenditures for our global ERP system and capacity expansion projects.

Cash provided by financing activities in 2004 of $4.7 million reflects proceeds of $14.7 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $10.0 million. Cash used in financing activities for the year 2003 of $19.4 million reflected net principal payments of $51.2, partially offset by proceeds of $33.2 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan.

As of December 31, 2004, we had long-term debt of $22.5 million, $12.5 million of which is classified in current liabilities. In addition, we have a $35.0 million revolving line of credit. We have utilized $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $18.2 million of revolver capacity was unused as of December 31, 2004. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.0%. Remaining principal payments of $12.5 and $10.0 million are due in 2005 and 2006, respectively.

The primary objectives of our investment policy are, in order of priority, preservation of principal, liquidity, and attaining a high rate of return. Consequently, our investments are generally of short duration and high credit quality. We believe that existing funds, cash generated from operations, and existing debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. Further, we believe that our operating cash flow will be sufficient to repay the existing term loan. However, we may raise additional capital from time to time.

The following summarizes our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$22.5	$12.5	$10.0	$—	$—
Operating leases	54.1	8.1	12.0	9.0	25.0
Purchase obligations	18.7	13.5	5.2	—	—
License & distribution agreements	77.5	25.7	49.8	2.0	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	43.1	10.3	19.1	5.8	7.9
Total	$215.9	$70.1	$96.1	$16.8	$32.9

The $18.7 million in purchase obligations primarily relates to research and development commitments, including those related to clinical trials, for new and existing products. The actual amounts, if any, and timing of such payments will depend upon a variety of factors outside of our control.

The $77.5 million obligation for license and distribution agreements relates to various amounts contingently payable to third parties based on the successful completion of certain milestones related to regulatory approvals. The actual amounts, if any, and timing of such payments will depend upon a variety of factors outside of our control.

The $43.1 million obligations for other long-term liabilities consists of long-term and short-term amounts as follows: total other long-term liabilities is $32.8 million; and the short-term portion of these long-term liabilities is $10.3 million (see notes 7 and 8 of the financial statements for a detailed description).

RESULTS OF OPERATIONS

Sales

							Twelve Months Ended December 31,
							2004 vs. 2003		2003 vs. 2002
	2004	Percent of sales	2003	Percent of sales	2002	Percent of sales	Dollar change	Percent change	Dollar change	Percent change
Inamed Aesthetics— Breast	$215.8	56%	$177.8	53%	$156.3	57%	$38.0	21%	$21.5	14%
Inamed Heatlh—Obesity intervention	88.5	23%	63.1	20%	39.4	14%	25.4	40%	23.7	60%
Inamed Aesthetics— Facial	75.6	20%	87.2	26%	73.8	27%	(11.6)	(13)%	13.4	18%
Other Products	4.5	1%	4.5	1%	6.2	2%	—	0%	(1.7)	(27)%
Total	$384.4	100%	$332.6	100%	$275.7	100%	$51.8	16%	$56.9	21%

Net sales (net of returns, discounts, and allowances), or sales, for 2004, 2003, and 2002 were affected by foreign exchange rate fluctuations positively by approximately 3%, 4%, and 1%, respectively. We expect sales to grow at a mid-double digit rate in 2005 over 2004.

Inamed Aesthetics—Breast.   The growth in 2004 and 2003 of breast aesthetic sales was driven by several key factors:

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

•       In the United States, we have seen a continued acceptance of the Style 68 smooth round saline matrix implants (primarily used for augmentation purposes) and the Style 10 and Style 20 smooth round silicone gel filled implants used in connection with the adjunct clinical study for breast reconstruction and revision.

•       Continued growth and acceptance internationally for our BioDIMENSIONAL™ Cohesive Gel Matrix™ products and line extensions such as the Style 410 Soft Touch line and the new Style 510.

In 2005, we expect sales of breast aesthetics products to grow in the mid double digits when compared to 2004.

Inamed Health—Obesity Intervention.   The increase in 2004 and 2003 sales was primarily due to the following:

•       Continued growth and acceptance of the LAP-BAND® System in the U.S., aided by our targeted physician practice building program as well as public relations efforts.

•       A strong increase in sales of the BIB System internationally.

Other factors affecting sales include an increase in insurance coverage for the LAP-BAND System and the awareness of the obesity epidemic that has been widely publicized in the press and is anticipated to be a health care issue for the foreseeable future.

In 2005, sales of obesity intervention products are expected to increase in excess of 30% over sales in 2004. We expect to achieve this growth by training and qualifying more physicians on the procedure, driving consumers to our established doctors through direct-to-consumer programs, working to achieve broader reimbursement for the product and the procedure, and educating consumers about the benefits of the BioEnterics® LAP-BAND® System versus other medical procedures.

Inamed Aesthetics—Facial.   Facial aesthetics sales experienced a decrease in 2004 over 2003. This decrease was primarily the result of the introduction of a competing facial aesthetics product in the hyaluronic acid class of products, called Restylane®, into the U.S. market in January of 2004. Our hyaluronic acid-based dermal filler, Hylaform®, was approved by the FDA in April 2004. In October 2004, the FDA approved another product in the Hylaform line, Hylaform® Plus, a large particle size hyaluronic acid-based gel for mid to deep wrinkle correction.

In 2005, sales of facial aesthetics products are expected to increase slightly over 2004 due to the full year effect of Hylaform and Hylaform Plus in the United States and the launch of Captique in early 2005.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
2004	$97.9	25.5%	74.5%	2.4%
2003	$92.8	27.9%	72.1%	0.2%
2002	$77.6	28.1%	71.9%

The improvement of gross profit margins in 2004 and 2003 reflected a favorable product mix and the benefits of our manufacturing consolidation program, which was completed during the first quarter of 2004. The program savings generated were primarily the result of reduced payroll costs and lower-cost manufacturing locations. The annual savings from the manufacturing consolidation is estimated to be a reduction in U.S. payroll and support costs of $10.0 million, with a corresponding increase in costs in Ireland of $4.3 million and Costa Rica of $0.4 million, with a net savings of $5.3 million per year. The savings is reflected in cost of goods sold on the income statement. See Note 3 of the notes to the consolidated financial statements. The increase in our gross margin in 2004 also reflected the fact that we had $0.4 and $3.4 million of accelerated depreciation relating to our global manufacturing consolidation in 2004 and 2003, respectively. The assets related to the manufacturing consolidation were fully depreciated in the first quarter of 2004, therefore we have had no further accelerated depreciation expense related to the manufacturing consolidation.

Selling, General, and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
2004	$179.7	46.7%	$37.9	26.7%
2003	$141.8	42.6%	$15.1	11.9%
2002	$126.7	46.0%

Selling and marketing expense increased in 2004 and 2003 on an absolute basis and as a percentage of sales. The increase in 2004 is primarily the result of royalty expenses related to the Ethicon settlement and other recently approved products, and investments in key sales and marketing programs to support the expansion of our worldwide Aesthetics franchise. The increase in selling and marketing expense in 2003 over 2002 was largely due to the launch of CosmoDerm and CosmoPlast with focus on consumer awareness, and royalties associated with the sales of our aesthetic products.

General and administrative expense increased on an absolute basis and as a percentage of sales in 2004, and decreased on an absolute basis and as a percentage of sales in 2003. The increase in 2004 is primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004. Additionally, we have experienced increased information technology costs in support of our new ERP system. Excluding the non-recurring Ethicon charge, selling, general and administrative expenses were $162.5 million, or 42.3% of sales, in 2004. We present our selling, general and administrative numbers excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
2004	$28.8	7.5%	$7.3	34.0%
2003	$21.5	6.5%	$7.9	58.1%
2002	$13.6	4.9%

The majority of our research and development expenses in the year 2004 were related to the clinical development programs for our Juvéderm and Hylaform dermal fillers; our botulinum toxin Type A product, Reloxin; the silicone gel and cohesive silicone gel breast implant clinical trials; and PMA applications as applicable in the U.S. The increase in R&D expense in 2004 over 2003 was primarily due to the commencement of Phase III of the Reloxin trials and clinical investigations for Juvéderm, a non-animal, hyaluronic acid-based dermal filler.

The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

The majority of the expenses in 2003 related to the clinical development programs for our Hylaform dermal filler, Reloxin, and the silicone gel and cohesive silicone gel breast implant clinical trials, and PMA applications as applicable in the U.S.

In 2005, we expect research and development expenses will increase substantially over 2004. The expected increase is primarily due to:

•       The Reloxin Phase III trials in the U.S.; and

•       The Juvéderm clinical trials and development in the U.S.

Restructuring Charges

In 2002 we recorded $5.1 million of restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The manufacturing consolidation has resulted in improved efficiencies and cost savings. The consolidation was completed in 2004 and involved transitioning Santa Barbara-based manufacturing to our facilities in Costa Rica and Ireland. We eliminated approximately 150 positions in Santa Barbara and added about 80 of those to our facilities in Costa Rica and Ireland. The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through 2005. As part of the manufacturing consolidation, we accelerated the depreciation on certain assets with shortened useful lives. For the years ending December 31, 2004 and 2003 we incurred $0.4 and $3.4 million of accelerated depreciation charges included in cost of goods sold on the income statement. We do not expect any further charges related to the manufacturing consolidation.

Amortization

In 2004, amortization of intangible assets was $5.0 million compared to $4.0 million in 2003 and $4.9 million in 2002. The increase in 2004 was due to the purchase of new intangibles and the commencement of amortization on certain intangibles in the first and second quarters of 2004. The decrease in 2003 was primarily due to one patent becoming fully amortized in August 2003. We expect amortization expense on our existing intangibles to be approximately $5.0 million per year.

Restricted Stock Plan

In 2003 we adopted the 2003 Restricted Stock Plan, which authorizes us to issue shares of common stock to any employee, officer, consultant, or non-employee director. In the second quarter of 2004, the stockholders approved an amendment which increased the number of authorized shares by 150,000 shares to 300,000 shares. Restricted stock awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement. Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or terminate.

	Authorized Shares	Number of Shares Issued	Available for Issuance
The 2003 Restricted Stock Plan	300,000	142,500	157,500

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	2004	2003	2002
Cost of goods sold	$332.6	$13.9	—
Selling, general and administrative	$1,774.1	$73.9	—
	$2,106.7	$87.8	—

Interest Income (Expense)

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Interest income	$2.0	$0.8	$0.5
Interest expense	(1.5)	(10.2)	(12.2)
Interest income (expense)	$0.5	$(9.4)	$(11.7)

The increase in interest income in 2004 when compared to 2003 is related to increased investment balances and the rise in interest rates during the year. During the same period, the decline in interest expense was related to 1) decreased debt levels, 2) the recognition of the $3.6 million of interest expense related to the payoff of our interest rate swap in 2003, and 3) additional interest expense related to the recognition of deferred loan fees associated with accelerated principal payments in 2003.

The decrease in 2003 over 2002 is due to lower interest rates and significantly lower debt levels, offset by additional charges for the recognition of unamortized loan fees and the realization of $3.5 million in losses on our interest rate swap in 2003 in connection with the refinancing and prepayment of our debt.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the fluctuation of the dollar to the EU Euro and the Japanese Yen. In 2004, 2003 and 2002, our net sales included approximately $11.1, $7.6, and $3.1 million, respectively, of favorable exchange effects. Our exchange effect continues to be positive due to the strengthening Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $4.7 million, $4.2 million, and $5.8 million in 2004, 2003, and 2002, respectively.

Income Tax Expense

Our effective tax rate was 19.5%, 21.1%, and 21.9%, for 2004, 2003, and 2002, respectively. The lower tax rate in 2004 is mainly due to our Ethicon patent settlement in the second quarter which is fully deductible in the U.S., a high tax rate jurisdiction. Excluding the non-recurring Ethicon charge, the effective tax rate would have been approximately 23.1% in 2004. We present our effective tax rate excluding the Ethicon settlement because such settlement is a non-recurring charge that is outside our normal business operations which results in a one-time benefit to our effective tax rate.

The lower tax rate in 2003 was due to increased economic activity in low tax jurisdictions and several non-recurring items, including the recognition of additional foreign net operating loss carryforwards, the write-off of the tax basis of certain foreign subsidiaries and the favorable resolution of several tax issues.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0.0 million and $70.0 million. The related potential range of income tax expense is between $0.0 million and $3.6 million.

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

Revenue Recognition

Our revenue is generated from the sale of our products to doctors, hospitals, clinics and independent distributors. We sell our products through a direct sales force in the U.S. and through both a direct sales force and independent distributors internationally.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. As of December 31, 2004, Inamed holds no inventory for product candidates not yet approved by regulatory agencies. We write off inventory for estimated obsolescence or unmarketable inventory or write it down to the estimated market value based on assumptions about future demand and market conditions. We believe our estimates of inventory values is a “critical accounting estimate” because if actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. In addition, we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

We also adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, we evaluate the fair value of the reporting unit in relation to its carrying value, including goodwill. As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized. If the fair value of the reporting unit is less than the carrying value, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model. Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years. In accordance with SFAS No. 142, we reassess the estimated useful lives annually.

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

Litigation

We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and can be reasonably estimated. Amounts recorded are based on reviews by outside counsel, in-house counsel, and management. We believe that our estimate for litigation liabilities is a “critical accounting estimate” because actual amounts may differ from estimates and may materially impact our results of operations.

Product Warranties

We have accruals for our warranty programs for our breast implant sales in the United States, Europe, and certain other countries. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet. Substantially all of the product warranty liability arises from the U.S. warranty program. The U.S. plan, in most cases, provides lifetime product replacement and one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. We do not currently offer a warranty on our facial or health products, and therefore no amount is included in the liability for those products. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosures concerning the risks of our products and implantation surgery. We believe that our estimate for product warranties is a “critical accounting estimate” because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires companies to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and its fair value at the reporting date. The disclosure requirements are applicable for the current year end. The adoption of EITF 03-1 in the third quarter of 2004 did not have a material impact on our financial position or results from operations.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is applicable to fiscal years beginning after June 15, 2005. We do not anticipate the adoption of SFAS 151 will have a material impact on our financial position or results from operations.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision. This Staff Position was effective upon issuance. See note 12 of the notes to the consolidated financial statements for additional discussions.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We anticipate adopting the prospective method and are currently evaluating the impact of this standard on our financial statements.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We do not believe the adoption of EITF 04-1 will have a material impact on our financial position or results from operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, Inamed’s operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary our cost of financing and operations.

Interest Rate Exposure- Based on Inamed’s overall interest rate exposure at December 31, 2004, which was variable rate debt, a hypothetical 10% change in interest rates applied to the outstanding debt as of December 31, 2004, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

Foreign Currency Exposure- Inamed’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the movement of the U.S. dollar relative to the Euro and Yen. Inamed’s transactional currency exposures arise when Inamed or one of its subsidiaries enter into transactions denominated in currencies other than their local currency. Inamed also faces currency exposure arising from the translation of the financial results of Inamed global operations into U.S. dollars at exchange rates that have fluctuated during the reporting period.

There were no foreign exchange forward or option contracts at December 31, 2004 or 2003. Based on Inamed’s overall exposure for foreign currency at December 31, 2004, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, net income, or cash flows over a one-year period.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements begin on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of Inamed Corporation (“Inamed”) is responsible for establishing and maintaining effective internal control over financial reporting as is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The consolidated financial statements and other information presented in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States. Inamed’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of Inamed assessed its internal control over financial reporting as of December 31, 2004 in relation to the criteria for effective internal control established in “Internal Control-Integrated Framework” issue by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2004, Inamed maintained effective internal control over financial reporting.

KPMG LLP, our registered independent public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting. This report appears on page F-1 of this annual report.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND OFFICERS OF THE COMPANY

The information required in this item is incorporated herein by reference to the information under the captions “Elections of Directors”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in this item is incorporated herein by reference information under the heading “Executive Compensation” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this item is incorporated herein by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuances Under Equity Compensation Plans” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005.

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	102,400	$54.84	12,499
The 1999 Program	1,350,000	321,499	$45.63	131,416
The 2000 Option Plan	2,287,500	1,200,403	$38.23	31,246
The 2003 Outside Director Plan	225,000	82,500	$48.69	142,500
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,744,302	$40.65	817,661
Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	300,000
Total	7,688,750	1,794,303	$39.99	1,117,661

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this item is incorporated herein by reference to information under the caption “Independent Public Accountants” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements and Financial Statement Schedule
	(a)(1)	Consolidated Financial Statements:
		Reports of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
		Consolidated Statements of Income for three years ended December 31, 2004	F-5
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for three years ended December 31, 2004	F-6
		Consolidated Statements of Cash Flows for three years ended December 31, 2004	F-7
		Notes to Consolidated Financial Statements	F-8
	(a)(2)	Consolidated Financial Statement Schedules:
		Schedule II—Valuation accounts	S-2
All other schedules are omitted because the required information is not present or is not required.
	(a)(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
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

4.7	Form of Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.3 of Inamed’s Registration Statement on Form S-3 filed with the Commission on March 29, 1996).
10.6#	Option agreement for Nicholas L. Teti, dated July 23, 2001. (Incorporated herein by reference to Exhibit 10.6 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.7#	Option agreement for Hani Zeini, dated September 28, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.8#

Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.)

10.9

Standard Industrial Lease—Multi-Tenant, Full, Net, dated October 27, 1993, by and between the Equitable Life Assurance Society of the United States and Collagen Corporation, as amended by Amendment Number One, dated July 8, 1995, and Second Amendment to Lease, dated August 7, 1998, by and between AMB Property, L.P., Successor-in-Interest to the Equitable Life Assurance Society of the United States and Collagen Corporation, for 48340 Milmont Drive, Fremont, California (Incorporated herein by reference to Exhibit 10.9 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).

10.10

Lease dated May 23, 1989 by and between Ekwill Partners, Ltd. and McGhan Medical Corporation, as amended by First Amendment of Lease dated August 20, 1992, and Second Amendment of Lease dated May 8, 1996, for 5540 Ekwill Street, Santa Barbara, California. (To be filed on Inamed’s Annual Report as amended on Form 10-K/A no later than April 30, 2005.)

10.11

Lease Agreement, dated May 1, 1996, by and between Ekwill Partners, Ltd. and McGhan Medical Corporation, as amended by First Amendment to Lease Agreement dated May 4, 1996 and Second Amendment to Lease Agreement dated May 21, 2002, for 5520 Ekwill Street, Santa Barbara, California. (To be filed on Inamed’s Annual Report as amended on Form 10-K/A no later than April 30, 2005.)

10.12

Lease Agreement by and between Zona Franca Metropólitana, S.A., and McGhan Medical Corporation dated as of May 13, 1999 for Leased Premises in Barreal de Heredia, within Metro Free Zone, Costa Rica. (Incorporated herein by reference to Exhibit 10.12 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.13

Contract of Operation by and between La Promotora de Comércio Exterior de Costa Rica and McGhan Médico, S.A., dated November 30, 1999. (Incorporated herein by reference to Exhibit 10.13 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.15

Lease by and between Rockber Partners, LLC, and McGhan Medical Corporation dated as of November 16, 1999 for 71 South Los Carneros, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.15 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.17

Sub-Lease by and between the Industrial Development Authority and McGhan Limited dated as of August 29, 1990 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.17 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.19

Lease Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.19 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.20

Agreement by and between Allman Equities Limited and Chamfield Limited dated as of September 25, 1994 for the right to surrender that Lease dated September 20, 1994 for Kilbride Industrial Estate, Arklow, County Wicklow, Ireland. (Incorporated herein by reference to Exhibit 10.20 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.26

Standard Industrial/Commercial Single-Tenant Lease dated November 1, 1997 by and between Eleanor H. Simpson, Trustee for the Eleanor H. Simpson Trust dated as of June 28, 1977 and BioEnterics Corporation for 1125 Mark Avenue, Carpinteria, California. (Incorporated herein by reference to Exhibit 10.26 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

10.39

United States Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)

10.40

International Distribution agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation. (Incorporated herein by reference to Exhibit 10.39 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.)

10.41*

Development Agreement and Amendment to United States Distribution Agreement dated September 30, 2002 between Genzyme Biosurgery Corporation and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.41 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.)

10.42

Transition and Advisory Agreement dated July 2002 by and between Richard G. Babbitt and BIA Advisors, Inc. and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.42 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.)

10.43#

Employment Agreement by and between Inamed Corporation and Robert Vaters, dated January 21, 2003. (Incorporated herein by reference to Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.)

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

10.46#

Inamed Corporation 2000 Employee Stock Purchase Plan restated as of May 12, 2003. (Incorporated herein by reference to Annex A of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

10.47#	Inamed Corporation 2003 Restricted Stock Plan (as amended). (Incorporated herein by reference to Annex B of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
10.48#

Inamed Corporation 2003 Outside Director Compensation Plan as of May 12, 2003. (Incorporated herein by reference to Annex C of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

10.49#

Employment Agreement by and between Inamed Corporation and Joseph A. Newcomb, dated August 1, 2003. (Incorporated herein by reference to Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.)

10.50*

Settlement Agreement dated as of June 21, 2004 by and between Ethicon Endo-Surgery, Inc., Lubomyr I. Kuzmak, M.D., Inamed Corporation, Inamed Development Company and BioEnterics Corporation (Incorporated herein by reference to Exhibit 10.50 to Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.51#

Amended and Restated Employment Agreement dated as of October 18, 2004 by and between Inamed Corporation and Nicholas Teti (Incorporated herein by reference to Exhibit 10.51 to Inamed’s Current Report on Form 8-K filed with the Commission on November 4, 2004).

10.52*	Amended and Restated United States Distribution Agreement dated November 29, 2004 by and between Inamed Medical Products Corporation and Genzyme Corporation.
10.53#	Inamed Corporation 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.32 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.54#	Inamed Corporation 2000 Stock Option Plan (Incorporated herein by reference to Exhibit 10.34 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.55#	Inamed Corporation 2004 Performance Stock Option Plan (Incorporated herein by reference to Inamed’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2004).
10.56

Lease Agreement dated October 1, 2002 by and between General Electric Capital Corporation and Inamed Corporation, as amended by Amendment to Facility Lease, dated October 1, 2002, for 48490 Milmont Drive, Fremont, California. (To be filed on Inamed’s Annual Report as amended on Form 10-K/A no later than April 30, 2005.)

10.57#	Inamed Corporation Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.31 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.58#	Inamed Corporation 1999 Stock Option Plan.
10.59#	Inamed Corporation 1999 Directors’ Stock Election Plan (Incorporated herein by reference to Exhibit 10.33 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
21.0	Subsidiaries of registrant. (To be filed on Inamed’s Annual Report as amended on Form 10-K/A no later than April 30, 2005.)
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission.

#      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
By:	/s/ NICHOLAS L. TETI
Nicholas L. Teti
Chairman, President and Chief Executive Officer
March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NICHOLAS L. TETI	Chairman, President and Chief Executive Officer	March 16, 2005
Nicholas L. Teti	(Principal Executive Officer)
/s/ DECLAN DALY	Executive Vice President and	March 16, 2005
Declan Daly	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ JOY A. AMUNDSON	Director	March 16, 2005
Joy A. Amundson
/s/ JAMES E. BOLIN	Director	March 16, 2005
James E. Bolin
/s/ MALCOLM R. CURRIE, PH.D.	Director	March 16, 2005
Malcolm R. Currie, Ph.D.
/s/ JOHN C. MILES II	Director	March 16, 2005
John C. Miles II
/s/ MITCHELL S. ROSENTHAL, M.D.	Director	March 16, 2005
Mitchell S. Rosenthal, M.D.
/s/ TERRY E. VANDEWARKER	Director	March 16, 2005
Terry E. Vandewarker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Inamed Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Inamed Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inamed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inamed Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inamed Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inamed Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statements schedule II and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Los Angeles, California
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Inamed Corporation:

We have audited the accompanying consolidated balance sheets of Inamed Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inamed Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Los Angeles, California
March 14, 2005

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2004 and 2003
(millions, except par value)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$107.2	$80.5
Short-term investments	23.1	—
Trade accounts receivable, net of allowances of $18.7 and $19.7 in 2004 and 2003, respectively	69.2	63.7
Inventories, net	56.0	47.0
Prepaid expenses and other current assets	13.5	10.6
Deferred income taxes	2.9	10.3
Total current assets	271.9	212.1
Property and equipment, net	62.5	51.2
Goodwill	151.9	151.2
Other intangible assets, net	50.9	44.5
Deferred income taxes	30.1	32.9
Other assets	2.8	9.1
Total assets	$570.1	$501.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12.5	$10.0
Accounts payable	20.8	23.5
Income taxes payable	6.2	10.3
Accrued liabilities and other	41.5	36.4
Total current liabilities	81.0	80.2
Long-term debt, net of current portion	10.0	22.5
Other long-term liabilities	32.8	46.8
Commitments and contingencies (see notes 18 and 20)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 and 50.0 shares; issued and outstanding 35.9 and 35.3 shares for 2004 and 2003, respectively	0.4	0.4
Additional paid-in capital	244.8	223.3
Retained earnings	192.0	128.9
Deferred compensation	(4.8)	(6.9)
Accumulated other comprehensive income	13.9	5.8
Total stockholders’ equity	446.3	351.5
Total liabilities and stockholders’ equity	$570.1	$501.0

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Years Ended December 31, 2004
(millions, except per share data)

	2004	2003	2002
Net sales	$384.4	$332.6	$275.7
Cost of goods sold	97.9	92.8	77.6
Gross profit	286.5	239.8	198.1
Operating expenses:
Selling, general and administrative (note 20)	179.7	141.8	126.7
Research and development	28.8	21.5	13.6
Restructuring charges	—	—	5.1
Amortization of intangible assets	5.0	4.0	4.9
Total operating expenses	213.5	167.3	150.3
Operating income	73.0	72.5	47.8
Other income (expense):
Net interest income (expense) and debt costs	0.5	(9.4)	(11.7)
Foreign currency transaction gains (losses), net	0.1	(0.1)	0.3
Royalty income and other	4.7	4.2	5.8
Total other income (expense), net	5.3	(5.3)	(5.6)
Income before income tax expense	78.3	67.2	42.2
Income tax expense	15.2	14.2	9.3
Net income	$63.1	$53.0	$32.9
Net income per share of common stock:
Basic	$1.77	$1.54	$1.04
Diluted	$1.75	$1.51	$1.00
Weighted average shares outstanding:
Basic	35.6	34.5	31.5
Diluted	36.0	35.2	32.9

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Years Ended December 31, 2004
(millions)

							Accumulated
	Common Stock		Additional				Other	Total
	(Issued)		Paid-in	Treasury	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Compensation	Income (Loss)	Equity
Balance, December 31, 2001	31.9	0.3	170.0	(24.0)	43.1	—	(15.0)	174.4
Comprehensive income:
Net income					32.9			32.9
Translation adjustment							6.3	6.3
Unrealized gain on interest rate swaps							0.3	0.3
Total comprehensive income								39.5
Cancellation of treasury stock	(1.5)		(24.0)	24.0				—
Compensation expense			0.7					0.7
Employee stock purchase plan	0.1		0.4					0.4
Exercise of stock options and warrants	2.4		13.9					13.9
Tax benefit of stock option exercises			3.8					3.8
Balance, December 31, 2002	32.9	0.3	164.8	—	76.0	—	(8.4)	232.7
Comprehensive income:
Net income					53.0			53.0
Translation adjustment							10.2	10.2
Unrealized gain on interest rate swap agreement							0.4	0.4
Realization of loss on interest rate swap agreement							3.6	3.6
Total comprehensive income								67.2
Cash paid for fractional share impact of stock split					(0.1)			(0.1)
Restricted stock grant	0.1		7.0			(7.0)		—
Employee stock purchase plan	0.1		1.9					1.9
Amortization of stock compensation						0.1		0.1
Exercise of stock options	2.2	0.1	31.3					31.4
Tax benefit of option exercises			18.3					18.3
Balance, December 31, 2003	35.3	0.4	223.3	—	128.9	(6.9)	5.8	351.5
Comprehensive income:
Net income					63.1			63.1
Translation adjustment							8.1	8.1
Total comprehensive income								71.2
Employee stock purchase plan	0.1		4.2					4.2
Amortization of stock compensation						2.1		2.1
Exercise of stock options	0.5		10.5					10.5
Tax benefit of option exercises			6.8					6.8
Balance, December 31, 2004	35.9	$ 0.4	$ 244.8	$ —	$ 192.0	$ (4.8)	$ 13.9	$ 446.3

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002
(millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$63.1	$53.0	$32.9
Non-cash elements included in net income:
Depreciation and amortization	13.9	15.3	12.6
Tax benefit from stock option exercises	6.8	18.3	3.8
Deferred income taxes	10.4	(5.0)	(1.7)
Non-cash compensation	2.1	0.1	0.7
Loss on disposition of property and equipment	0.1	0.2	0.6
Provision for doubtful accounts	3.0	7.3	1.7
Amortization and write-off of deferred loan costs	0.2	2.1	1.5
Special charges	—	—	5.7
Changes in operating assets and liabilities:
Trade accounts receivable	(7.2)	(20.5)	(8.8)
Inventories	(8.3)	(2.0)	2.0
Prepaid expenses and other current assets	(2.8)	2.4	(6.6)
Other assets	6.3	8.4	(15.7)
Accounts payable	(2.8)	0.8	1.8
Income taxes payable	(4.8)	(3.0)	2.0
Accruals and other long-term liabilities	(9.3)	(2.2)	11.3
Net cash provided by operating activities	70.7	75.2	43.8
Cash flows from investing activities:
Purchase of property and equipment	(18.7)	(12.1)	(14.8)
Purchase of investments	(30.2)	—	—
Proceeds from sale of investments	6.8	—	—
Purchase of intangibles	(11.1)	(4.8)	—
Other	—	—	(3.8)
Net cash used in investing activities	(53.2)	(16.9)	(18.6)
Cash flows from financing activities:
Proceeds of long-term debt	—	65.0	—
Principal repayment of long-term debt	(10.0)	(116.2)	(36.5)
Payment of deferred loan costs	—	(1.3)	—
Issuance of common stock	14.7	33.2	14.3
Payment of cash dividend	—	(0.1)	—
Net cash provided by (used in) financing activities	4.7	(19.4)	(22.2)
Effect of exchange rate changes on cash	4.5	2.3	1.5
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	26.7	41.2	4.5
Cash and cash equivalents at beginning of year	80.5	39.3	34.8
Cash and cash equivalents at end of year	$107.2	$80.5	$39.3
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1.3	$8.1	$11.2
Income taxes	$5.8	$5.1	$5.3
Non-cash investing and financing activities: amortization of investment premiums $0.3

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(millions)

NOTE 1—DESCRIPTION OF BUSINESS

The Company

Inamed Corporation, a Delaware corporation, is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. We have three principal product lines (which, for financial reporting purposes, are considered to be one segment): breast aesthetics (consisting primarily of breast implants and tissue expanders for use in plastic and reconstructive surgery); facial aesthetics (consisting primarily of collagen and hyaluronic acid-based dermal fillers for use in facial rejuvenation); and obesity intervention (consisting of products for use in treating severe and morbid obesity). Our manufacturing locations are in California, Costa Rica, and Ireland, and our administrative support functions are principally in California and Ireland. We sell our products through our staff of sales representatives in the U.S. and in our wholly owned foreign subsidiaries and, in certain countries, through independent distributors.

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

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (EITF) No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses. Because of the Company’s cash position and the short-term nature of the

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

maturities, the Company has the positive intent and ability to hold these securities to their maturity dates. Securities that mature in three months or less are classified as cash equivalents. Those that mature over three months but within one year are classified as short-term investments. The Company is currently investing in high quality corporate debt securities and the cost of securities sold is based on the specific identification method.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at December 31, 2004 and 2003 were $0.0. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and when we do not have the ability to exercise significant influence over operations. These investments are accounted for under the equity method when ownership is greater than 20% or when we have the ability to exercise significant influence. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

The gross unrealized losses and fair value of the Company’s investments are as follows:

	Less Than 12 Months
	Fair Value	Unrealized Losses
Corporate Bonds	19.4	0.5
Federal Agency—Mortgage
Backed Securities	3.5	—
Total	22.9	0.5

Because of the short-term nature of the investments and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on its judgment of probable future commercialization. As of December 31, 2004, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years, except for leasehold improvements which are depreciated over the life of the lease. Depreciation of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Asset retirements and dispositions are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset. Upon the determination that an impairment review is required, the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model. This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors. These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data. If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value. As with all cash flow models there is an inherent subjectivity. The

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

assumptions listed above could be different from actual results which would in turn create a different valuation. If these assumptions change in the future, the Company may be required to record impairment charges for those assets. With the exception of the manufacturing consolidation that commenced in 2002 (see Note 3), Inamed does not believe that any such changes have taken place. The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, goodwill is no longer amortized, but was subjected to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS 142 the Company evaluates the fair value of the reporting unit in relation to its carrying value, including goodwill. As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized. If the fair value of the reporting unit is less than its carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

License and distribution rights—In the normal course of business, the Company enters into collaborative license and distribution contracts. These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant. When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment. Payments for these rights made in advance of regulatory approval are evaluated for capitalization based upon certain factors including: the contract, alternative future uses, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information. Payments made to third parties subsequent to regulatory approval are capitalized. Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to twenty-one years. Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense. License rights are assessed periodically for impairment, in accordance with SFAS No. 144.

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims; and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet (see notes 7 and 8). The U.S. plan, in most

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

cases, provides lifetime product replacement and one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations. Substantially all of the product warranty liability arises from the U.S. warranty program.

Accrued Warranty
Balance at December 31, 2001	$9.7
Accruals for warranties issued during the period	3.8
Adjustments made to accruals related to pre-existing warranties	(0.6)
Settlements made during the period	(3.4)
Balance at December 31, 2002	$9.5
Accruals for warranties issued during the period	5.0
Settlements made during the period	(4.1)
Balance at December 31, 2003	$10.4
Accruals for warranties issued during the period	4.9
Settlements made during the period	(3.3)
Balance at December 31, 2004	$12.0

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on historical experience. Inamed recognizes revenue when title to the product and risk of loss transfer to customers provided there are no remaining performance obligations required of the Company or any matters requiring customer acceptance.

The Company allows for the return of product from doctors, hospitals, and clinics within a specified time frame, and record estimated sales returns as a reduction of sales in the same period revenue is recognized. The Company does not provide a right of return on facial products. Sales provisions are calculated based upon historical experience with actual returns. Actual returns in any future period are inherently uncertain and thus may differ from the estimates. If actual returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. Substantially all of the product returns relate to breast implants.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

A portion of the Company’s revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals and clinics locations. The customer is contractually obligated to maintain a specific level of inventory and to notify Inamed upon use. For these products, revenue is recognized at the time Inamed is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and Inamed periodically reviews consignment inventories to confirm accuracy of customer reporting. FDA regulations require tracking the sales of all implanted products.

The Company’s sales to independent distributors are conducted under the same revenue recognition criteria as sales via the direct sales force. Independent distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

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

Stock-Based Compensation

Inamed accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and Emerging Issue Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services.” In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in APB No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period. Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FIN No. 44, and EITF No. 96-18, whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

SFAS 123, no longer will be an alternative to financial statement recognition. Inamed is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company anticipates adopting the prospective method and is currently evaluating the impact of this standard on its financial statements.

On December 15, 2003 Inamed’s board granted to certain executives 142,500 shares from the 2003 restricted stock plan. In accordance with APB No. 25 Inamed has recorded $7.0 in deferred stock-based compensation. Stock compensation expense will be recognized over the vesting period of the stock. The awards vest fifty percent in July 2006 and the balance in July 2008. The holders of the restricted stock are also “locked out” from selling any of these shares prior to July 2008, with the exception that shares may be sold as of July 2006 to satisfy tax liabilities. Stock compensation expense for the year ended December 31, 2004 and 2003 was $2.1 and $0.1, respectively.

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

Year	Risk Free Interest Rate		Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor
2004	3.15% - 3.7	0%	0.0	3.25	25.0% - 44.1%
2003	2.74% - 3.2	5%	0.0	4.00	34.7% - 58.2%
2002	3.01% - 4.4	6%	0.0	4.00	33.6% - 75.0%

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	2004	2003	2002
Net income as reported	$63.1	$53.0	$32.9
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.3	0.1	0.4
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(10.9)	(5.5)	(4.9)
Pro forma net income	$53.5	$47.6	$28.4
Earnings Per Share
Basic as reported	$1.77	$1.54	$1.04
Basic pro-forma	$1.50	$1.38	$0.90
Diluted as reported	$1.75	$1.51	$1.00
Diluted pro-forma	$1.49	$1.34	$0.86

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of income. Accumulated foreign currency gains (losses) were $13.9 and $5.8 in 2004 and 2003, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing SFAS No. 109 “Accounting for Income Taxes”, as amended. SFAS No. 109 states that deferred income tax assets or liabilities are to be computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States. In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate. Included in the provision for income taxes for

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

the year ended December 31, 2004 is an estimated $6.8 income tax benefit for a legal settlement and related second quarter fees.

Interest Rate Swaps

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133”, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,”. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. If the hedging criteria in SFAS No. 133 are met, the resulting valuation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax when no ineffectiveness exists. Amounts in accumulated other comprehensive income (loss) shall be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings or when a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur. As of December 31, 2004, the Company had no interest rate swap or other hedge.

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires companies to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and its fair value at the reporting date. The disclosure requirements are applicable for the current year end. The adoption of EITF 03-1 in the third quarter of 2004 did not have a material impact on Inamed’s financial position or results from operations.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is applicable to fiscal years beginning after June 15, 2005. The Company does not anticipate the adoption of SFAS 151 will have a material impact on its financial position or results from operations.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision. This Staff Position was effective upon issuance. The Company may elect to apply this provision to qualifying earnings repatriations in its 2005 calendar year. The Company began an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Company expects to complete its evaluation within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between $0.0 and $70.0. The related potential range of income tax is between $0.0 and $3.6.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company does not believe the adoption of EITF 04-1 will have a material impact on Company’s financial position or results from operations.

NOTE 3—RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The annual savings from the manufacturing consolidation was estimated to be a reduction in U.S. payroll and support costs of $10.0, with a corresponding increase in costs in Ireland of $4.3 and Costa Rica of $0.4, with a net savings of $5.3 per year. The savings are from the relocation to lower-cost manufacturing locations. The savings are reflected in the cost of goods sold on the income statement. The consolidation of operations was completed in the first quarter of 2004 and involved transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland. Through December 31, 2004, the Company eliminated approximately 150 manufacturing positions in Santa Barbara, and added approximately 80 of these positions in Ireland and Costa Rica through March 31, 2004, completing the transition related to this consolidation. The majority of the costs relate to severance which has been and will be paid from the beginning of 2003 through 2005. Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company accelerated the depreciation on certain assets with shortened useful lives. For the years ended December 31, 2004 and 2003, Inamed included $0.4 and $3.4, respectively, of accelerated depreciation charges in cost of goods sold. These assets were fully depreciated as of March 31, 2004. The Company does not expect any further material costs related to the 2002 restructuring. In 2004 a major contributor in the decrease in cost of goods sold as a percentage of sales was the savings generated as a result of the manufacturing consolidation, which were primarily the result of reduced payroll costs.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Asset Write Offs	Total
2001 restructuring accrual:
Accrual balance at December 31, 2001	$3.7	$0.8	$—	$4.5
Cash paid through December 31, 2002	(2.4)	(0.6)	—	(3.0)
Accrual balance at December 31, 2002	$1.3	$0.2	$—	$1.5
Cash paid through December 31, 2003	(0.6)	(0.2)	—	(0.8)
Accrual balance at December 31, 2003	$0.7	$—	$—	$0.7
Cash paid through December 31, 2004	(0.5)	—	—	(0.5)
Accrual balance at December 31, 2004	$0.2	$—	$—	$0.2
2002 restructuring accrual:
2002 restructuring charge	$4.7	$—	$0.4	$5.1
Expense through December 31, 2002	—	—	(0.4)	(0.4)
Accrual balance at December 31, 2002	$4.7	$—	$—	$4.7
Cash paid through December 31, 2003	(1.5)	—	—	(1.5)
Accrual balance at December 31, 2003	$3.2	$—	$—	$3.2
Cash paid through December 31, 2004	(2.2)	—	—	(2.2)
Accrual balance at December 31, 2004	$1.0	$—	$—	$1.0
Total accrual balance at December 31, 2004	$1.2	$—	$—	$1.2

NOTE 4—NET INCOME PER SHARE (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Computations of per share earnings for the three years ended December 31, 2004 are as follows:

	2004		2003		2002
Net Income	$63.1		$53.0		$32.9
Weighted average shares outstanding—Basic	35.6		34.5		31.5
Dilutive effect of stock options and warrants	0.4	(1)	0.7	(1)	1.4	(1)
Weighted average shares outstanding—Diluted	36.0		35.2		32.9
Net income per share of common stock
Basic	$1.77		$1.54		$1.04
Diluted	$1.75		$1.51		$1.00

(1)          The calculation excludes 0.1, 0.3, and 1.0 options that are anti-dilutive for the years ended December 31, 2004, 2003, and 2002, respectively.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

NOTE 5—INVENTORIES

Inventories are summarized as follows:

	December 31,
	2004	2003
Raw materials	$13.4	$11.7
Work in progress	11.1	7.1
Finished goods, net	31.5	28.2
	$56.0	$47.0

At December 31, 2004, approximately $5.5 of Inamed’s inventory was held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment, at cost, are summarized as follows:

	December 31,
	2004	2003
Machinery and equipment	$60.5	$50.6
Leasehold improvements	47.0	36.8
Gross property and equipment	107.5	87.4
Less: Accumulated depreciation and amortization	(45.0)	(36.2)
Property and equipment, net	$62.5	$51.2

NOTE 7—ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other are summarized as follows:

	December 31,,
	2004	2003
Salaries, wages, and payroll taxes	$16.4	$14.7
Acquisition and restructuring costs	0.8	2.3
Royalties payable	3.5	2.6
Trilucent liability, current	5.5	3.4
Sales tax liability	3.1	4.8
Warranty provision, current	3.2	2.6
Other	9.0	6.0
Total accrued liabilities and other	$41.5	$36.4

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

NOTE 8—OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:

	December 31,
	2004	2003
Warranty provision	$8.8	$7.8
Trilucent liability	5.4	18.2
Deferred income tax liability	11.8	14.6
Other liabilities	6.8	6.2
Total other long-term liabilities	$32.8	$46.8

NOTE 9—INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
Interest income	$2.0	$0.8	$0.5
Interest expense	(1.5)	(10.2)	(12.2)
Interest income (expense)	$0.5	$(9.4)	$(11.7)

Included in interest expense in 2004, 2003, and 2002 is $0.0, $3.6, and $0.0, respectively, of realized losses on a terminated interest rate swap. Also included in interest expense in 2004, 2003, and 2002 is $0.0, $1.6, and $0.0 of accelerated deferred loan fees related to accelerated principal payments on long-term debt.

NOTE 10—LONG-TERM DEBT

Long-term debt consisted of the following amounts:

	December 31,
	2004	2003
Variable 1-month LIBOR plus 2.00% note, due December 2006	$22.5	$32.5
Less: current maturities	(12.5)	(10.0)
Long-term debt	$10.0	$22.5

In July 2003, the Company obtained a new credit facility having a principal balance of $65.0 for a term of five years and also entered into a new revolving credit facility of $35.0. The Company terminated an interest rate swap as part of the refinance and recognized $3.5 million in unrealized losses in interest income. Inamed is currently using $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $18.2 million of revolver capacity was unused as of December 31, 2004. The borrowings under the current credit facilities bear interest at the London Interbank Overnight Rate (LIBOR) plus 2.0%. The variable interest rate as of December 31, 2004 applicable to Inamed’s long term debt was approximately 4.5%.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

As a result of an accelerated principal payment on the new credit facility and refinancing to the new credit facility, the Company expensed unamortized deferred loan fees in the amount of $1.6 during 2003.

The long-term debt facilities above are secured by substantially all of the Company’s assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio. In addition, the sum of funds used to pay dividends and purchase shares of the Company’s common stock is limited to $75.0 over the life of the facility. As of December 31, 2004, the Company was in compliance with these covenants.

As of December 31, 2004 and 2003, Inamed had $0.8 and $0.9, respectively, of unamortized financing costs recorded in other assets. These costs will be amortized ratably over the life of the term loan facility maturing in July 2008.

The aggregate maturities required on long-term debt at December 31, 2004 are as follows:

Term Notes
2005	$12.5
2006	10.0
$22.5

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Inamed has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, Inamed discontinued amortizing goodwill and other intangible assets with indefinite lives. Inamed performed its annual impairment test of goodwill using a market value approach as of October 31, 2004 and determined that there was no impairment of goodwill and intangible assets. No events have occurred to trigger an impairment evaluation since the fourth quarter of 2004.

Goodwill was $151.9 as of December 31, 2004 and $151.2 as of December 31, 2003. The changes since December 31, 2003 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Net other intangible assets subject to amortization were $46.8 and $40.4 as of December 31, 2004 and 2003, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to seventeen years. Other intangible assets not subject to amortization were $4.1 at December 31, 2004 and 2003.  Total other intangible assets are as follows:

		December 31, 2004			December 31, 2003
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.1	$62.2	$(19.6)	$42.6	$51.1	$(14.9)	$36.2
Patents	15.5	5.7	(1.9)	3.8	5.7	(1.5)	4.2
Other	4.7	2.8	(2.4)	0.4	2.4	(2.4)	—
Total intangibles subject to amortization		$70.7	$(23.9)	$46.8	$59.2	$(18.8)	$40.4
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$74.8	$(23.9)	$50.9	$63.3	$(18.8)	$44.5

Aggregate amortization expense for intangible assets was $5.0, $4.0, and $4.9 for the years ended December 31, 2004, 2003, and 2002 respectively. For the next five years, amortization expense on existing intangible assets is expected to be approximately $5.0 per year.

NOTE 12—INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	2004	2003	2002
Current
Federal	$0.3	$(2.7)	$2.5
State and local	0.3	(0.3)	0.4
Foreign	3.5	4.1	4.0
	$ 4.1	$1.1	$6.9
Deferred
Federal	$6.0	$(1.0)	$1.6
State and local	(0.4)	(2.4)	(1.7)
Foreign	(0.3)	(1.8)	(1.3)
	5.3	(5.2)	(1.4)
Charge in lieu of taxes attributable to tax benefit from employee stock options	5.8	18.3	3.8
Total income tax expense	$15.2	$14.2	$9.3

The domestic and foreign components of income before income taxes were $38.3 and $40.0, respectively, for the year ended December 31, 2004, and $32.1 and $35.1, respectively, for the year ended December 31, 2003, and $24.0 and $18.2, respectively, for the year ended December 31, 2002.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

The Company has an agreement with the Republic of Costa Rica providing for a tax holiday through October, 2007. This tax holiday is available to certain corporations that invest in facilities in Costa Rica. For the twelve months ended December 31, 2004, 2003, and 2002 the tax savings for earnings reported in Costa Rica was approximately $0.5 million or $0.01 per share, $0.4 million or $0.01 per share, and $0.3 million or $0.01 per share, respectively.

The income tax expense differs from the amounts computed by applying the applicable federal statutory rate due to the following:

	2004	2003	2002
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.7%	0.5%	(1.2)%
Benefit of lower foreign tax brackets	(13.0)%	(8.9)%	(9.6)%
Benefit of extraterritorial income exclusion	(0.7)%	(1.0)%	(0.7)%
Tax credits	(2.9)%	(1.5)%	(1.5)%
Change in valuation allowance	0.8%	(1.3)%	—
Other	(0.4)%	(1.7)%	(0.6)%
Subpart F income	—	—	0.5%
Income tax expense	19.5%	21.1%	21.9%

The principal items that comprise Inamed’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2004	2003
Deferred tax assets
Sales return and bad debt allowances	$5.0	$5.1
Accrued liabilities	7.7	12.4
Net operating losses and credits	23.6	30.4
Uniform capitalization adjustment	3.1	0.6
	39.4	48.5
Valuation allowance	(1.7)	(1.1)
Total deferred tax assets	$37.7	$47.4
Deferred tax liabilities
Unrealized foreign currency gains	$(0.5)	$(0.8)
Depreciable and amortizable assets	(1.3)	(0.6)
License agreements	(2.9)	(2.9)
Total deferred tax liabilities	$(4.7)	$(4.2)
Net deferred tax asset	$33.0	$43.2

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

For 2004, deferred tax assets of $21.7, $13.3, and $2.7 are reported on the financial statements for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Similarly, deferred tax liabilities of $4.7, $0.9, and $(0.9) are reported for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. For 2003, deferred tax assets of $31.6, $12.6, and $3.2 are reported on the financial statements for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Similarly, deferred tax liabilities of $3.6, $0.6, and $0.0 are reported for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Valuation allowances of $1.7 and $1.1 for 2004 and 2003, respectively, apply exclusively to certain foreign net operating losses whose likelihood of utilization appears to be less than the “more likely than not” standard required by SFAS 109 “Accounting for Income Taxes” recognition.

No provision has been made for U.S. or additional foreign taxes on undistributed earnings of certain foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to Inamed or a U.S. affiliate, or if Inamed should sell the stock of its foreign subsidiaries. The additional tax on the cumulative amount of reinvested earnings that has not been recorded was approximately $37.4, $29.3, and $16.2 as of December 31, 2004, 2003, and 2002, respectively.

For federal income tax purposes, Inamed currently has federal net operating loss carryforwards of approximately $9.0. These net operating losses begin to expire in 2019. Inamed also has federal tax credit carryforwards of approximately $6.8 that will expire in various years beginning in 2019.

For state income tax purposes, Inamed has net operating losses of approximately $20.5 with a corresponding tax benefit of about $1.7, which expires no earlier than 2007. In addition, Inamed has state tax credit carryforwards of approximately $7.8, which begin to expire in 2019.

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of any net operating loss or credit carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in its 2005 calendar year. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between $0.0 and $70.0. The related potential range of income tax expense is between $0.0 and $3.6.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

NOTE 13—STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

Inamed has adopted several stock option plans and issued both standalone stock options and warrants. At December 31, 2004, under the terms of all director, officer and employee stock option plans, 1,117,661 shares of common stock were available for grant.

In 1993, Inamed adopted a Non-Employee Director Stock Option Plan the (“1993 Plan”), which authorized Inamed to issue options to directors who are not employees of or consultants to Inamed and who are thus not eligible to receive stock option grants under Inamed’s other stock option plans. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest in full one year from grant date.

In 1998, Inamed adopted a non-qualified stock option plan the (“1998 Plan”), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest ratably over three years.

In 1999, Inamed adopted a non-qualified stock option program the (“1999 Program”), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date and vest ratably over three years.

In 1999, Inamed adopted a Non-Employee Director Stock Election Plan the (“Stock Election Plan”), which authorized Inamed to issue options to directors and receive shares of common stock in lieu of cash compensation owed to them as a result of their service on Inamed’s Board of Directors.

In 2000, Inamed adopted the 2000 Employee Stock Option Plan the (“2000 Option Plan”), which authorized Inamed to issue options to key employees. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for ten years after the option grant date. In general, options issued under the 2000 Option Plan vest ratably, one-third per year on the first, second, and third anniversaries of their issuance.

In 2003, Inamed adopted the 2003 Outside Director Compensation Plan (“the 2003 Outside Director Plan”), which authorizes Inamed to grant stock options to directors who are not employees of Inamed or any of its subsidiaries. The exercise price per share is the fair market value per share on the date of grant. The options are exercisable for seven years after the option grant date. In general, options issued under the 2003 Outside Director Compensation Plan vest and become exercisable in full on the first anniversary of their issuance.

In 2004, Inamed adopted the 2004 Performance Stock Option Plan (the “2004 Plan”), which authorized Inamed to issue options to employees, directors, or consultants. The exercise price per share is the fair market value per share on the date of grant. In general, options issued under the 2004 Plan are exercisable over ten years, or as few as five as required by law. Options will become vested and exercisable

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Board.

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

The following table represents share information for all the option plans for Inamed:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	102,400	$54.84	12,499
The 1999 Program	1,350,000	321,499	$45.63	131,416
The 2000 Option Plan	2,287,500	1,200,403	$38.23	31,246
The 2003 Outside Director Plan	225,000	82,500	$48.69	142,500
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,744,302	$40.65	817,661
Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	300,000
Total	7,688,750	1,794,303	$39.99	1,117,661

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Summary

Activity under these plans for the years ended December 31, 2004, 2003, and 2002 was as follows (shares in millions):

	2004		2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the year	2.1	$32.51	3.3	$15.18	5.3	$10.63
Granted	0.4	$53.67	1.1	$47.37	1.4	$18.19
Cancelled	(0.1)	$44.23	(0.1)	$21.89	(0.9)	$21.19
Exercised	(0.5)	$19.68	(2.2)	$14.15	(2.4)	$5.55
Options outstanding at the end of the year	1.8	$39.99	2.1	$32.51	3.3	$15.18
Options exercisable at the end of the year	0.6	$32.23	0.2	$19.40	1.2	$13.48
Weighted average fair value of options granted during the year		$19.32		$14.54		$18.53

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 4.33 - $14.69	0.2	7.05	$12.76	0.08	$11.88
$15.47 - $18.17	0.2	6.84	$17.42	0.14	$17.13
$20.88 - $44.58	0.2	6.19	$28.57	0.12	$29.09
$46.91 - $48.82	0.3	9.15	$48.11	0.03	$47.62
$48.99	0.7	8.75	$48.99	0.21	$48.99
$49.70 - $59.90	0.1	9.06	$54.95	0.01	$50.25
$60.38 - $61.63	0.1	9.04	$61.44	—	$—
$ 4.33 - $61.63	1.8	8.17	$39.99	0.59	$32.23

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

2000 Employee Stock Purchase Plan

In January 2000, Inamed adopted the 2000 Employee Stock Purchase Plan. The 2000 Stock Purchase Plan is intended to assist Inamed in securing and retaining its employees by allowing them to participate in the ownership and growth of Inamed through the grant of certain rights to purchase shares of Inamed’s common stock at a discount of 15% from the fair market value of the shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of Inamed and its subsidiaries and provides them with an increased incentive to work toward Inamed’s success.

Under the 2000 Employee Stock Purchase Plan, each eligible employee is permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee’s compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other Inamed plan that is intended to comply with Section 423 of the Internal Revenue Code.

The 2000 Employee Stock Purchase Plan, as amended in 2001, provides for a series of consecutive offering periods that are six months long. Offering periods commence on February 1 and August 1 of each year during the term of the Plan. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price is lower. Under terms of the 2000 Stock Purchase Plan, as amended, 600,000 shares of common stock have been reserved for issuance to employees, of which 195,544 remain available at December 31, 2004. In 2004, 2003, and 2002, 104,955 shares ($4.2), 155,089 shares ($1.9), and 36,979 shares ($0.4), respectively, were purchased by approximately 359, 200, and 200 participating employees under the Plan.

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

There were no warrants outstanding to purchase shares of common stock at December 31, 2004 or 2003.

NOTE 14—STOCK REPURCHASE PROGRAM

As of December 31, 2004, Inamed has the ability under the term loan agreement to purchase up to $75.0 of its common stock, reduced by the amount of dividends paid over the life of the credit facility. Inamed has no stock repurchase program in place as of December 31, 2004.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

NOTE 15—EMPLOYEE BENEFIT PLANS

In January 1990, Inamed adopted a 401(k) Defined Contribution Plan (the Plan) for all U.S. employees. Participants may contribute to the Plan and Inamed may, at its discretion, match a percentage of the participant’s contribution as specified in the Plan’s provisions. Inamed’s contributions to the plan approximated $1.1, $0.9, and $0.7, for the years ended December 31, 2004, 2003, and 2002, respectively.

In February 1990, McGhan Limited (Ireland) adopted a Defined Contribution Plan. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. Inamed’s matching contribution is up to 8.5% of the participant’s compensation. Inamed’s contributions to the plan approximated $0.6, $0.4, and $0.3 for the years ended December 31, 2004, 2003, and 2002, respectively.

Certain other foreign subsidiaries sponsor defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.4, $0.3, and $0.3 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 16—PRODUCT LINE AND GEOGRAPHICAL FINANCIAL INFORMATION

Inamed’s sales by product line are as follows:

	2004	2003	2002
Breast Aesthetics	$215.8	$177.8	$156.3
Obesity Intervention	88.5	63.1	39.4
Facial Aesthetics	75.6	87.2	73.8
Other*	4.5	4.5	6.2
Total	$384.4	$332.6	$275.7

*                    Other includes ongoing sales to other medical manufacturers (principally sales of Contigen).

Inamed’s sales by major country (according to the location of the customer) were as follows:

	2004	2003	2002
U.S.	$235.2	$215.2	$176.0
All Other Countries*	149.2	117.4	99.7
Total	$384.4	$332.6	$275.7

*                    No other country’s sales comprise more than 10% of net sales for any of the years.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

Long-lived assets (which consist of property and equipment) by major country were as follows:

	2004	2003
U.S.	$42.2	$35.9
Ireland	17.4	12.6
All Other Countries*	2.9	2.7
Total	$62.5	$51.2

*       No other country’s long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2004 and 2003.

NOTE 17 —MAJOR SUPPLIERS

The Company purchases its raw materials and certain finished products from many different suppliers worldwide. There are three suppliers which account for $22.1, $21.3, and $12.2 of raw material purchases for the years ending December 31, 2004, 2003, and 2002 respectively.

NOTE 18 —LEASE, GOVERNMENT SUBSIDY AND ROYALTY COMMITMENTS

Inamed leases facilities under operating leases. Rent expense aggregated $7.4, $5.7, and $6.4 for the years ended December 31, 2004, 2003, and 2002, respectively.

Minimum lease commitments under all non-cancelable operating leases at December 31, 2004 are as follows:

2005	8.1
2006	6.8
2007	5.2
2008	4.6
2009	4.4
Thereafter	25.0
$54.1

Deferred grant income represents grants received from the Irish Industrial Development Authority, or IDA, for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the year ended December 31, 2004, was $0.2, and less than $0.1 for the years ended December 31, 2003 and 2002. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited, Inamed’s Irish subsidiary. If the grant were revoked, Inamed would be liable on demand from the IDA for all sums received and deemed to have been received by Inamed in respect to the grant. In the event of revocation of the grant, Inamed could be liable for the amount of approximately $2.5 at December 31, 2004.

Inamed has obtained the right to produce, use and sell patented technology through various license agreements. Inamed pays royalties ranging from 5% to 8% of the related sales, depending upon sales

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

levels. Royalty expense under these agreements was approximately $9.9, $6.1, and $3.7 for the years ended December 31, 2004, 2002, and 2003, respectively, and is included in selling, general and administrative expense.

NOTE 19—RELATED PARTY TRANSACTIONS

In 2001, Inamed loaned an executive $0.2 under a full recourse note bearing minimum interest at approximately 4%. The note has annual installments due of one-third of the principal balance in February of 2003, 2004, and 2005, with all accrued interest due and payable on February 2005. As of December 31, 2004 and 2003 the note balance and accrued interest was $0.1 and has been subsequently paid in full.

In 2004 and 2003, respectively, Inamed paid $0.4 and $1.4 to a marketing consulting firm, which is owned by the son-in-law of one of the Company’s Directors. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. The unpaid balance at December 31, 2004 was $0.0.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, the Company terminated this support program effective as of December 31, 2003 in all countries other than Germany. Notwithstanding the termination of the general program, Inamed continued to pay for explanations and related expenses in certain cases if a patient could justify her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, more 90% of the U.K. residents and more than 75% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses. However, that insurance company’s obligation ceased as of February 15, 2005. Inamed expects to continue to fund a small number of explantations in 2005, in most cases owing to a pregnancy, breast feeding or a similar factor warranting postponement of the procedure to 2005.

In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled and we are not a party to any Trilucent related court proceedings in the United States at this time.

Also since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. To date, close to 90% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

solicitors, have sought compensation through the settlement protocol. To date, no such woman has brought civil proceedings.

In addition, in Spain, Inamed has offered a protocol similar in structure to the U.K. protocol. To date, Inamed has received approximately 315 claims under the Spanish protocol. In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees. Finally, at present the Company faces approximately 45 individual legal proceedings. To date, Inamed has won certain Trilucent legal proceedings in Spain and lost others. The average damages in cases lost were approximately $21,000.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 in cash to Inamed in January 2003, and $1.5 in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. As of June 30, 2004 Inamed had no remaining coverage under this policy. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $4.2 remaining under this commitment at December 31, 2004. As a result of these settlements, the Company released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

In addition, at December 31, 2004 and 2003, the Company had an accrual for future Trilucent claims, costs, and expenses of approximately $6.7 and $12.2, net of insurance receivables of $4.2 and $9.4, respectively.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, it is continuing to adjust and settle Trilucent claims and, in the U.K., claims by solicitors for their legal fees and claim costs. In addition, Inamed has received some 75 requests to fund or reimburse patients for surgery to correct complications with implants that were used to replace Trilucent implants. A company subsidiary may have liability for these costs as well. Thus, while Inamed has made

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

very substantial progress in resolving the great bulk of Trilucent-related liabilities, it will continue to address and resolve individual claims in 2005. Thus while the Company believes its current accruals and insurance to be adequate to the task, there can be no assurances that future Trilucent-related liabilities will not exceed the current accruals and insurance.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. The Company does not believe it practices the device claimed by Manders or that it teaches the methods he claims. Accordingly, in February 2003, Inamed answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. The Court has not yet issued its order on claim construction. The Company expects the Court to schedule a status conference after it issues its claim construction order to set the pretrial schedule, including expert discovery. Inamed believes it has strong defenses to this lawsuit and intends to defend it vigorously.

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

Ethicon Matter

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

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

OTHER MATTERS

Government Inquiry

On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed has violated federal securities laws. Inamed was not aware of the investigation or any related inquiry prior to that date. They have requested that Inamed produce certain documents in connection with the investigation. Inamed intends to fully cooperate in the investigation. Based upon subsequent communications with them, Inamed believes the investigation relates to assessing the adequacy of Inamed’s disclosures regarding one style (Style 153) of its silicone gel-filled breast implant products. This particular style accounted for approximately $3.4 (less than 1%) of Inamed’s total revenues in 2004. There can be no assurance, however, that the scope of the SEC’s investigation will not change or expand. While Inamed believes that its disclosures regarding its silicone gel-filled breast implant products have been and are in compliance with federal securities laws, there can be no assurance that the investigation will not have an adverse effect on Inamed.

Other

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of the Company’s products, and breach of contract claims. These claims have not had, and are not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004
(millions)

NOTE 21 —QUARTERLY SUMMARY OF OPERATIONS—(Unaudited) (Per share data shown as actual, not millions)

The following is a summary of selected quarterly financial data for 2004 and 2003:

	Quarter
	1st	2nd	3rd	4th
Net Sales:
2004	$90.8	$99.7	$90.0	$103.8
2003	$75.5	$85.8	$80.1	$91.2
Gross Profit:
2004	$67.5	$74.6	$67.4	$77.0
2003	$54.1	$61.7	$57.3	$66.7
Net Income:
2004	$17.5	$9.8	$16.8	$18.9
2003	$12.0	$12.8	$12.5	$15.7
Net Income per share:
2004 Basic	$0.50	$0.28	$0.47	$0.53
2004 Diluted	$0.49	$0.27	$0.47	$0.52
2003 Basic	$0.36	$0.38	$0.36	$0.44
2003 Diluted	$0.35	$0.37	$0.35	$0.44

SCHEDULE II
INAMED CORPORATION AND SUBSIDIARIES
VALUATION ACCOUNTS
Years ended December 31, 2004, 2003, and 2002
(In millions)

	Beginning of Period Balance	Additions	Deductions	Ending of Period Balance
Year ended December 31, 2004:
Allowance for returns(1)	9.3	136.3	133.6	12.0
Allowance for doubtful accounts(2)	9.4	3.2	6.5	6.1
Allowance for undelivered product(3)	1.0	1.0	1.6	0.4
Allowance for obsolescence(4)	1.3	0.5	0.5	1.3
Valuation allowance for deferred tax assets(5)	1.1	0.6	—	1.7
Year ended December 31, 2003:
Allowance for returns(1)	7.0	115.9	113.6	9.3
Allowance for doubtful accounts(2)	3.9	7.3	1.8	9.4
Allowance for undelivered product(3)	0.6	0.9	0.5	1.0
Allowance for obsolescence(4)	6.9	4.5	10.1	1.3
Valuation allowance for deferred tax assets(5)	2.0	—	0.9	1.1
Year ended December 31, 2002:
Allowance for returns(1)	7.6	90.8	91.4	7.0
Allowance for doubtful accounts(2)	3.5	2.1	1.6	3.9
Allowance for undelivered product(3)	0.4	1.3	1.1	0.6
Allowance for obsolescence(4)	6.2	4.4	3.7	6.9
Valuation allowance for deferred tax assets(5)	2.0	—	—	2.0

(1)          The additions to the allowance for returns represent estimates of returns based upon our historical returns experience. Deductions are the actual returns of products.

(2)          The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write offs of the receivables.

(3)          The additions to the allowance for undelivered product represent the increase in the reserve for non delivery of product at a period end. Deductions represent a decrease in the reserve for the delivery of the product prior to period end.

(4)          The additions to the allowance for obsolescence represent the estimated amounts of inventoried product, which we estimate will not be consumed or sold in a timely manner, and also includes amounts estimated for lower of cost or market adjustments. Deductions represent the write off or sell through of that inventory.

(5)          The additions to and deductions from the valuation allowance for deferred tax assets are primarily related to the Company’s ability to use its net operating loss carry-forwards to offset taxable income reported in certain jurisdictions.

S-2