Form 10-K/A
period 2004-12-31
INAMED CORP
filed 2005-04-29
CIK 109831

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

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $2,232.4 million, based on the closing sales price on the NASDAQ National Market on that date.

On April 1, 2005, there were 36,140,710 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The undersigned registrant hereby amends entirely Part III, and Sections (a)(3) and (b) contained in Item 15 of Part IV of its Annual Report for the fiscal year ended December 31, 2004 on Form 10-K as set forth in the pages attached hereto.

This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on 10-K and, other than the amendments described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to age (as of April 1, 2005) and position of each of Inamed’s directors, together with a brief account of their business experience:

Name	Position	Age
Nicholas L. Teti	Chairman, President and Chief Executive Officer	52
Joy A. Amundson(2)(3)	Director	50
James E. Bolin(1)(2)	Director	46
Malcolm R. Currie, Ph.D.(1)(3)	Director	78
John C. Miles II(2)	Director	63
Mitchell S. Rosenthal, M.D.(2)(3)	Director	69
Terry E. Vandewarker(1)	Director	53

(1)           Member of Audit Committee.

(2)           Member of Compensation Committee.

(3)           Member of Nominating Committee.

Nicholas L. Teti	Director since 2001

Mr. Teti has served as President, Chief Executive Officer and a director of Inamed since August 1, 2001. He was elected Chairman of the Board of Directors on July 23, 2002. He has over 25 years of management, operations and marketing experience in the pharmaceuticals industry. From January 1997 until December 2000, Mr. Teti was President, Chief Executive Officer and Chief Operating Officer of DuPont Pharmaceuticals Company, a company with $1.6 billion in sales in 1999. He spent 25 years at DuPont and DuPont Merck, which included a number of senior management positions. Several of these assignments were in leadership roles of DuPont’s global pharmaceuticals business units. From January 2001 until July 2001, he was President and Director of Yamanouchi USA, Inc., a division of Yamanouchi Pharmaceuticals Co., where he was responsible for establishing its U.S. business. Mr. Teti holds an M.B.A. in Health Care Administration and a B.A. in Economics from St. Joseph’s University.

Joy A. Amundson	Director since 2003

                Ms. Amundson has served as a director of Inamed Corporation since July 11, 2003. Since August 2004 she has served as Corporate Vice President of Baxter International Inc. and President of its BioScience business, a global market leader in recombinant and plasma-based specialty therapeutics and treatments. Ms. Amundson also is currently a principal in Amundson Partners, Inc., a healthcare consulting practice. From 1995 to October 2001, she was a Senior Vice President of Abbott Laboratories, a diversified health care products and services company, where she was involved with the company’s financial planning and capital authorizations, strategic and long-range planning and investment strategies. Prior to that position, she held a number of management positions after joining Abbott Laboratories in 1982. Prior to Abbott, she was a brand manager at Procter and Gamble. Ms. Amundson is a director of Advocate Lutheran General Hospital. She has a Bachelor of Arts degree in Journalism and Advertising from the University of Wisconsin-Madison and a Master’s degree in Management from Northwestern University, Kellogg School of Business.

James E. Bolin	Director since 1999

Mr. Bolin has served as a director of Inamed since March 18, 1999. Since March 2003 he has been a Managing Director of Citadel Investment Group. He was a Vice President and the Secretary of Appaloosa Partners Inc. from 1995 through October 2002, and a consultant to Appaloosa Partners Inc. through March 2003. Mr. Bolin was previously a Vice President and Director of Corporate Bond Research at Goldman, Sachs & Co. He also worked at Smith Barney, Harris Upham in the Fixed Income Research Department. Mr. Bolin is currently a director of Metals USA, Inc., a NASDAQ-listed provider of value-added processed steel, stainless steel, aluminum, red metals and manufactured metal components. He holds a Bachelor of Arts degree from Washington University in St. Louis and an M.B.A. in accounting and finance from the University of Missouri—St. Louis.

Malcolm R. Currie, Ph.D.	Director since 1999

Dr. Currie has served as a director of Inamed since June 3, 1999. He has served as the President and CEO of Currie Technologies Incorporated, an electric transportation company, since 1997. Dr. Currie has been the Chairman Emeritus of Hughes Aircraft Company since his retirement in 1992 as Chairman and CEO. He has had an extensive career in high technology research, engineering and management. Dr. Currie currently serves on the Boards of Directors of the following publicly traded companies: LSI Logic Corporation, Enova Systems Inc., Regal One Corp. and Innovative Micro Technologies, Inc. He is also a member and past chairman of the Board of Trustees of the University of Southern California. Dr. Currie has previously served as President and CEO of Delco Electronics Corporation, Chairman and CEO of GM Hughes Electronics Corporation and Undersecretary of Defense for Research and Engineering. Dr. Currie holds a Bachelor of Arts degree in Physics and a Ph.D. in Engineering Physics from the University of California at Berkeley.

John C. Miles II	Director since 2003

Mr. Miles has served as a director of Inamed since September 25, 2003. Mr. Miles is the Chairman of the Board of Dentsply International Inc., and has held that office since May 1998. Dentsply is a NASDAQ 100 Company with annual sales in excess of $1.5 billion and it designs, develops, manufactures and markets a broad range of products for the dental market worldwide. From January 1996 to December 2003, Mr. Miles also served as Dentsply’s Chief Executive Officer. Mr. Miles was President of Dentsply from September 1989 to January 1996. Prior to September 1989, Mr. Miles held several international senior management positions with increasing responsibilities with Dentsply. Prior to joining Dentsply in 1985, Mr. Miles held management positions with Rhone Poulenc, Inc., FDI, Inc., Pfizer, Inc., and Johnson & Johnson. In addition to Dentsply, Mr. Miles serves as a director of Respironics, Inc. He received his undergraduate degree in engineering from Lehigh University and his M.B.A. from New York University.

Mitchell S. Rosenthal, M.D.	Director since 1999

Dr. Rosenthal has served as a director of Inamed since June 3, 1999. He is a psychiatrist and since 1970 has served as the President of Phoenix House Foundation, which he founded. Phoenix House is the nation’s largest non-profit substance abuse services system, with nearly 80 programs in eight states: New York, California, Texas, Florida, Massachusetts, New Hampshire, Rhode Island and Vermont. Dr. Rosenthal has been a White House advisor on drug policy, a special consultant to the Office of National Drug Control Policy and chaired the New York State Advisory Council on Alcoholism and Substance Abuse Services from 1985 to 1997. He is a lecturer in psychiatry at Columbia University College of Physicians and Surgeons, a former president of the American Association of Psychoanalytic Physicians, a member of the Council on Foreign Relations. He is a graduate of Lafayette College and earned his M.D. from the Downstate Medical Center of State University of New York.

Terry E. Vandewarker	Director since 2003

Mr. Vandewarker has served as a director of Inamed since July 11, 2003. He is currently a partner with a privately held family business. From July 1997 through July 2002, he held a number of senior operations and financial management positions at Encad, Inc., a publicly traded NASDAQ company until its acquisition by Eastman Kodak in 2002. Mr. Vandewarker was President and Chief Executive Officer of Encad from July 2000 through January 2002 and continued as President until July 2002. Prior to that, Mr. Vandewarker was Encad’s Vice President of Operations and Director of Finance. Prior to joining Encad, he received extensive experience in senior accounting and finance positions, including Vice President and Chief Financial Officer for NexCycle, Inc from 1995 through 1997 and Vice President and Chief Financial Officer for OCTUS, Inc. from 1993 through 1995. Prior to that he worked for a multi-national investment company, an entertainment company and for Price Waterhouse. He has served as a director for a number of public and private companies in various industries. Mr. Vandewarker is a Certified Public Accountant and holds a Bachelor of Science in Psychology from the University of California at Riverside and an M.B.A. in Accounting and Finance from the University of California at Los Angeles.

Our Board has determined that, except for Mr. Teti, all of the members of the Board are “independent” as defined by the National Association of Securities Dealers, Inc. (“NASD”). Mr. Teti is not independent as he is employed by Inamed.

Committees of the Board of Directors

Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our board of directors has established three standing committees: an audit committee; a compensation committee; and a nominating committee.

Audit Committee. The Audit Committee has oversight responsibilities with respect to Inamed’s annual audit and quarterly reviews, Inamed’s system of internal controls and Inamed’s audit, accounting and financial reporting processes. The Audit Committee selects Inamed’s independent auditors and meets with the independent auditors regularly in fulfilling the above responsibilities. All members of the Audit Committee are independent as defined by the NASD and meet the applicable NASD requirements for financial literacy and financial expertise. Since the beginning of fiscal year 2004, Dr. Currie has served as Chair and Mr. Bolin and Mr. Vandewarker have served as members of the Audit Committee. The Board of Directors has adopted a written charter for the Audit Committee. The Board has determined that Mr. Vandewarker is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

Compensation Committee. The Compensation Committee recommends to the Board all aspects of compensation arrangements for the executive officers of Inamed and approves compensation recommendations for certain of Inamed’s other senior employees. The Committee also administers Inamed’s stock option and stock purchase plans and Inamed’s senior management bonus plan. Since the beginning of fiscal year 2004, Mr. Bolin has served as Chair and Ms. Amundson and Dr. Rosenthal have served as members of the Compensation Committee. Mr. Miles has served on the Committee since October 2003. All members of the Compensation Committee are independent as defined by the NASD.

Nominating Committee. The Nominating Committee identifies prospective board candidates, recommends nominees for election to our Board, and develops and recommends board member selection criteria. The Nominating Committee’s goal is to assemble a Board that brings to Inamed a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Nominating Committee also considers candidates with appropriate non-business backgrounds. Since the beginning of fiscal year 2004, Dr. Rosenthal has served as the Chair and Dr. Currie and Ms. Amundson have served as members of the Nominating Committee. Each of the members of the Nominating Committee is independent as defined by the NASD.

Executive Officers

The following table sets forth the executive officers of Inamed.

Name	Age	Position
Nicholas L. Teti	52	President, Chief Executive Officer and Chairman of the Board
Declan Daly	42	Executive Vice President and Chief Financial Officer
Joseph A. Newcomb	54	Executive Vice President, Secretary and General Counsel
Vicente Trelles	49	Executive Vice President and Chief Operations Officer
Robert S. Vaters	44	Executive Vice President, Strategy and Corporate Development
Patricia S. Walker, M.D., Ph.D.	45	Executive Vice President, Clinical and Regulatory Affairs and Chief Scientific Officer
Hani M. Zeini	40	Executive Vice President, The Americas and Asia Pacific, Inamed Aesthetics

For information regarding Mr. Teti, see the description following the table above identifying Inamed’s directors.

Declan Daly was appointed Executive Vice President and Chief Financial Officer in November 2004 after being promoted to Senior Vice President in September 2002 and serving as the Corporate Controller and Principal Accounting Officer since March 2002. He was previously Vice President of Finance & Administration for Inamed International Corp. from 1998 to 2002. From 1996 to 1998, Mr. Daly was a Senior Manager with BDO Simpson Xavier, Chartered Accountants or BDO, in Dublin. Prior to joining BDO, he worked with PricewaterhouseCoopers in Dublin and London. Mr. Daly holds a B.A. in Management Science and Industrial Systems Studies from Trinity College, Dublin and he is also a Fellow of the Institute of Chartered Accountants in Ireland.

Joseph A. Newcomb has served as Senior Vice President, General Counsel and Secretary of Inamed since August 6, 2002 and was promoted to Executive Vice President in September 2003. From August 1997 until July 2002, Mr. Newcomb provided legal, tax and financial services to early stage and start-up companies. From May 1989 until July 1997, he was Vice President and General Counsel for the U.S. affiliate and portfolio companies of Brierley Investments Limited, an international holding company, where he was an active participant in the origination of investments and the management and operations of the portfolio companies. Mr. Newcomb received a B.B.A. from the University of Notre Dame, a J.D. from the University of Connecticut and an LL.M. from Georgetown University Law Center. Mr. Newcomb is a Certified Public Accountant and a member of the Colorado, Connecticut, Massachusetts and District of Columbia bars.

Vicente Trelles has served as Executive Vice President and Chief Operations Officer of Inamed since August 1, 2001. Mr. Trelles was previously Chief Operating Officer of Inamed’s McGhan Medical Division from October 1999 to July 2001. From June 1991 to September 1999, he held positions of increasing responsibility with Allergan Inc., including Vice President of Surgical Operations, January 1996 to September 1999, Vice President of Europe Operations, April 1993 to December 1995, Vice President Manufacturing Contact Lenses, July 1991 to March 1993. Prior to Allergan, Mr. Trelles worked for American Hospital Supply and Baxter Healthcare in different capacities, including General Manager of Baxter Healthcare V. Mueller Division in Puerto Rico. Mr. Trelles holds a B.S. in Industrial Engineering from the University of Mayaguez, Puerto Rico.

Robert S. Vaters was appointed Executive Vice President, Strategy and Corporate Development in November 2004 after serving as Inamed’s Chief Financial Officer since August 20, 2002. From September 2001 to August 2002, Mr. Vaters worked on a variety of private merchant banking transactions. He was Executive Vice President and Chief Operating Officer at Arbinet Holdings, Inc., a leading telecom capacity exchange from January 2001 to July 2001. He served as Chief Financial Officer at Arbinet from January 2000 to December 2000. Prior to that he was at Premiere Technologies from July 1996 through January 2000, where he held a number of senior management positions, including Executive Vice President and Chief Financial Officer, Managing Director of the Asia Pacific business based in Sydney, Australia and Chief Financial Officer of Xpedite Systems Inc., formerly an independent public company that was purchased by Premiere. Additional experience includes Senior Vice President, Treasurer of Young and Rubicam Inc., a global communications firm with operations in 64 countries. Mr. Vaters was also an independent board member and chairman of the audit committee of Rockford Industries, a company providing healthcare equipment financing.

Patricia Walker, M.D., Ph.D. has served as Executive Vice President, Clinical and Regulatory Affairs and Chief Scientific Officer since September 2004. From July 1997 to September 2004, Ms. Walker held positions of increasing responsibility at Allergan Inc., including Vice President, Clinical Research and Development, Skin Care Pharmaceuticals, January 2001 to September 2004, Head, Oral Retinoid Clinical Development and Senior Medical Director, Skin and Oncology Therapeutics Area, October 1999 to December 2000, Senior Medical Director, Skin Therapeutic Area, December 1998 to October 1999, and Medical Director, Skin Therapeutic Area, July 1997 to November 1998. Prior to joining Allergan, Ms. Walker was a commissioned officer in the U.S. Public Health Service where she was assigned to the National Institute of Health, National Cancer Institute, Dermatology Branch. Ms. Walker received a B.S. in general science from the University of Iowa, and received her M.D. and Ph.D. in physiology and biophysics from the University of Iowa College of Medicine.

Hani M. Zeini is currently Executive Vice President, The Americas and Asia Pacific, Inamed Aesthetics. He previously served as Executive Vice President, North America, Inamed Aesthetics from October 1, 2001 through July 31, 2003. Prior to Joining Inamed, from 1988 to 2000, he held various sales, marketing and management positions of increasing responsibilities at The DuPont Pharmaceuticals Company’s generics and branded pharmaceuticals divisions, including Senior Director, Marketing and Strategic Planning from September 1996 to May 1997, Vice President Worldwide Operations and Planning from May 1997 to May 1998, Vice President, Integrated Health Care from May 1998 to June 1999 and Senior Vice President, Global Health Systems from June 1999 to April 2000. Mr. Zeini also has held the positions of President and Chief Executive Officer of PharmasMarket.com, an internet-based healthcare marketplace from June 2000 to April 2001 and Chief Operating Officer for Acurian, Inc., a development stage clinical trials company until September 2001. He holds a degree in Electrical and Computer Engineering from the University of Miami in Florida, and in 2003 graduated from the Stanford Executive Program at Stanford University—Graduate School of Business.

There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Inamed’s executive officers, directors and persons who beneficially own more than 10% of Inamed’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish Inamed with copies of all Section 16(a) forms filed by such person.

To Inamed’s knowledge and based solely on our review of such reports furnished to Inamed and written representations from certain reporting persons, Inamed believes that all filing requirements applicable to its executive officers, directors and greater-than-10% stockholders were complied with.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at Inamed’s website at: http://ir.inamed.com/phoenix.zhtml?c=90325&p=irol-govConduct.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2002, 2003 and 2004, all compensation awarded to, paid to, or earned for services rendered in all capacities by the Chief Executive Officer and each of the other top four executive officers whose salary and bonus exceeded $100,000 in 2002, 2003 and 2004. These five officers are referred to as the “named executive officers.” Unless otherwise noted, the compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total annual salary and bonus earned by each of the named executive officers in 2002, 2003 and 2004.

	Annual Compensation							Long-Term Compensation
Name and Principal Positions	Year	Salary $	Bonus $		Other Annual Compensation $		Stock Options Granted (In Shares) (#)	Restricted Stock Grants (In Shares) (#)		All Other Compensation ($)(1)
Nicholas L. Teti(2)	2004	536,159	633,970	(3)	—		—	—		40,904
Chairman, President,	2003	452,698	625,100	(3)	9,350	(4)	—	45,000	(5)	7,559
and Chief Executive Officer	2002	400,000	300,000		—		—	—		4,800

Declan Daly(6)	2004	246,095	182,700		—		—	—		101,019	(7)
Executive Vice	2003	217,724	166,000		—		—	15,000	(8)	71,426	(9)
President and Chief Financial Officer	2002	216,500	125,000		12,600	(4)	19,000	—		82,341	(10)

Joseph A. Newcomb(11)	2004	321,692	219,467	(12)	—		—	—		15,966
Executive Vice	2003	278,615	255,000	(12)	—		—	18,750	(13)	6,018
President, Secretary	2002	94,865	65,000		—		150,000	—		20,121	(14)

Vicente Trelles (15)	2004	309,897	251,629	(16)	—		—	—		20,309
Executive Vice	2003	296,345	290,000	(16)	—		—	22,500	(17)	5,594
President and Chief Operations Officer	2002	273,561	165,000		—		—	—		4,400

Hani Zeini(18)	2004	337,777	254,562	(19)	—		—	—		505
Executive Vice	2003	296,068	315,000	(19)	—		—	22,500	(20)	477
President, The Americas and Asia Pacific Inamed Aesthetics	2002	261,336	190,000		—		—	—		23,633	(14)

(1)	Amounts shown, unless otherwise noted, reflect employer contributions to group term life insurance premium and matching contributions made by Inamed under its 401(k) plan, and certain club dues.
(2)	Mr. Teti joined Inamed as President and Chief Executive Officer beginning August 1, 2001, and was elected Chairman of the Board on July 23, 2002.
(3)

Included in 2004 and 2003, respectively, is $53,970 and $156,100 of a deferred 2003 bonus payable 50% at March 1, 2005 and 50% at March 1, 2006, in each instance as adjusted proportionately for any increase or decrease in the price of Inamed’s common stock as measured from February 20, 2004 to February 20, 2005 and 2006 respectively. The closing prices of Inamed’s common stock on February 20, 2005 and 2004 were $70.45 and $46.97, respectively.

(4)	Amounts shown consist of an automobile allowance.
(5)

The total value of this award on the date of grant was $2,198,250, which is based on $48.85 per share, the last reported sales price of Inamed’s common stock on December 15, 2003 as reported on the NASDAQ National Market.

(6)

Mr. Daly joined Inamed in 1998 as Vice President of Finance and Administration for Inamed International Corp. He was appointed Executive Vice President and Chief Financial Officer of Inamed in November 2004 after being promoted to Senior Vice President in September 2002 and serving as the Corporate Controller and Principal Accounting Officer since March 2002.

(7)	Includes $34,996 in tax equalization payments, an expatriate allowance of $19,471 and a pension contribution of $45,992.
(8)

The total value of this award on the date of grant was $732,750, which is based on $48.85 per share, the last reported sales price of Inamed’s common stock on December 15, 2003 as reported on the NASDAQ National Market.

(9)	Consists of an expatriate allowance of $29,567 and a pension contribution of $41,859.
(10)	Consists of a relocation allowance.
(11)	Mr. Newcomb joined Inamed as Senior Vice President, General Counsel and Secretary of Inamed beginning August 6, 2002 and was promoted to Executive Vice President in September 2003.
(12)

Included in 2004 and 2003, respectively, is $18,717 and $54,000 of a deferred 2003 bonus payable 50% at March 1, 2005 and 50% at March 1, 2006, in each instance as adjusted proportionately for any increase or decrease in the price of Inamed’s common stock as measured from February 20, 2004 to February 20, 2005 and 2006 respectively. The closing prices of Inamed’s common stock on February 20, 2005 and 2004 were $70.45 and $46.97, respectively.

(13)

The total value of this award on the date of grant was $915,937.50, which is based on $48.85 per share, the last reported sales price of Inamed’s common stock on December 15, 2003 as reported on the NASDAQ National Market.

(14)	Consists of relocation expenses.
(15)

Mr. Trelles joined Inamed as Chief Operating Officer of its McGhan Medical Division beginning in October 1999, and has served as Inamed’s Executive Vice President and Chief Operating Officer since August 1, 2001.

(16)

Included in 2004 and 2003, respectively, is $33,574 and $95,700 of a deferred 2003 bonus payable 50% at March 1, 2005 and 50% at March 1, 2006, in each instance as adjusted proportionately for any increase or decrease in the price of Inamed’s common stock as measured from February 20, 2004 to February 20, 2005 and 2006 respectively. The closing prices of Inamed’s common stock on February 20, 2005 and 2004 were $70.45 and $46.97, respectively.

(17)

The total value of this award on the date of grant was $1,099,125, which is based on $48.85 per share, the last reported sales price of Inamed’s common stock on December 15, 2003 as reported on the NASDAQ National Market.

(18)

Mr. Zeini joined Inamed as Executive Vice President, North America, Inamed Aesthetics beginning October 1, 2001, and was appointed Executive Vice President, The Americas & Asia Pacific, Inamed Aesthetics beginning July 31, 2003.

(19)

Included in 2004 and 2003, respectively, is $36,097 and $103,950 of a deferred 2003 bonus payable 50% at March 1, 2005 and 50% at March 1, 2006, in each instance as adjusted proportionately for any increase or decrease in the price of Inamed’s common stock as measured from February 20, 2004 to February 20, 2005 and 2006 respectively. The closing prices of Inamed’s common stock on February 20, 2005 and 2004 were $70.45 and $46.97, respectively.

(20)

The total value of this award on the date of grant was $1,099,125, which is based on $48.85 per share, the last reported sales price of Inamed’s common stock on December 15, 2003 as reported on the NASDAQ National Market.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercises of stock options by the executive officers named in the Summary Compensation Table in fiscal year 2004 and unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2004. Also reported are values for options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2004.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at 2004 Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at 2004 Fiscal Year-End($)(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Nicholas L. Teti	100,000	$3,435,210	50,001	—	$2,328,547	$—
Declan Daly	3,000	125,250	9,500	9,500	428,232	428,232
Joseph A. Newcomb	40,000	1,609,762	10,000	50,000	519,900	2,599,500
Vicente Trelles	3,000	130,050	46,500	—	2,128,530	—
Hani M. Zeini	50,000	2,052,151	—	—	—	—

(1)           On December 31, 2004 (the last trading day of 2004), the last reported sales price of Inamed’s common stock as reported on the NASDAQ National Market was $63.25.

Compensation of Directors

Directors who are not employees of Inamed receive an annual fee of $35,000 and a fee of $1,000 for each Board of Directors or committee meeting attended, and are reimbursed for their expenses. In addition, upon their initial election, directors receive an option to purchase 7,500 shares of Common Stock, and thereafter receive an option to purchase 7,500 shares of Common Stock on each subsequent anniversary of their election to the Board of Directors for so long as they remain directors. Directors who are employees of Inamed are not entitled to any compensation for their service as a director. Pursuant to a plan adopted in 1999, directors may elect to receive their compensation in common stock in lieu of cash. No directors elected this option in 2004.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

                On July 23, 2001, Inamed entered into an employment agreement with Nicholas L. Teti in connection with his employment as Chief Executive Officer, which included, among other things, a grant of 450,000 options to purchase shares of Inamed’s Common Stock. On October 29, 2004, we entered into an Amended and Restated Employment Agreement with Mr. Teti, our current Chief Executive Officer and Chairman of the Board. Under the five year agreement which is deemed effective as of July 25, 2004, Mr. Teti will receive a base salary at the annualized rate of $500,000, and he is eligible to receive an annual bonus which is targeted to be 70% of his base salary based on the performance of Mr. Teti and of Inamed.  Mr. Teti is also eligible to participate in our 2003 Performance Based Stock Option/Restricted Stock Plan and other standard benefit plans. Mr. Teti’s employment agreement also provides that upon termination of Mr. Teti’s employment by Inamed without “cause” (as defined in the agreement), Mr. Teti will be entitled to severance compensation equal to payment of his base salary in effect during the post-employment period (as defined in the agreement). Additionally, Mr. Teti’s employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr.

Teti, Mr. Teti will be entitled to payment of his base salary through the date of his termination, a payment equal to the greater of (i) three times the sum of his base salary at the time of the change of control, or (ii) three times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Teti agreed not to compete with us for two years following any future termination of his employment with us. The agreement also provides Mr. Teti with severance benefits in the event of his termination for certain reasons.

In August 2003, Inamed entered into an employment agreement with Joseph A. Newcomb in connection with his employment as Senior Vice President and General Counsel. Mr. Newcomb’s employment agreement provides that Mr. Newcomb will receive (i) a base salary of $275,000, (ii) a bonus up to 50 percent of his salary in the Management Incentive Plan, and (iii) an initial grant of options to purchase 150,000 shares of Inamed’s Common Stock. Mr. Newcomb’s employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. Newcomb, Mr. Newcomb will be entitled to payment of his base salary through the date of his termination, and a payment equal to the greater of (i) two times the sum of his base salary at the time of the change of control, or (ii) two times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Newcomb will also be entitled to the continuation of certain insurance and other benefits for a period of time not exceeding twelve months.

Effective January 2003, Inamed entered into an employment agreement with Vicente Trelles in connection with his employment as Executive Vice President and Chief Operations Officer. Mr. Trelles’ employment agreement provides that Mr. Trelles will receive a base salary of $289,000. Mr. Trelles’ employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. Trelles, Mr. Trelles will be entitled to payment of his base salary through the date of his termination, and a payment equal to the greater of (i) two times the sum of his base salary at the time of the change of control, or (ii) two times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Trelles will also be entitled to the continuation of certain insurance and other benefits for a period of time not exceeding twelve months.

                In September 2001, Inamed entered into an employment agreement with Hani Zeini in connection with his employment as Executive Vice President, North America, Inamed Aesthetics. Mr. Zeini’s employment agreement provides that Mr. Zeini will receive (i) a base salary of $245,000, (ii) a bonus up to 50 percent of his salary in the Management Incentive Plan, (iii) options to purchase 100,000 shares of Inamed’s Common Stock, (iv) a relocation package to defray his costs of moving to Santa Barbara, California and (v) a one time signing bonus of $40,000. In April, 2002, Mr. Zeini entered into a change of control agreement which provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. Zeini, Mr. Zeini will be entitled to payment of his base salary through the date of his termination, and a payment equal to the greater of (i) two times the sum of his base salary at the time of the change of control, or (ii) two times the sum of his base salary at the time of his termination and payment of any annual bonus awarded but not yet paid. Mr. Zeini will also be entitled to the continuation of certain insurance and other benefits for a period of time not exceeding eighteen months.

Compensation Committee Interlocks and Insider Participation

No member of Inamed’s Compensation Committee served as an officer or employee of Inamed or any of its subsidiaries during 2004 or was previously an officer of Inamed or any of its subsidiaries. During 2004, no executive officer of Inamed served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Inamed.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the shares of Common Stock of Inamed beneficially owned as of April 1, 2005, by (i) each person known by Inamed to be the beneficial owner of more than five percent of the outstanding Common Stock of Inamed, (ii) each person who is presently a director or a nominee for director of Inamed, (iii) each of the officers named in the Summary Compensation Table and (iv) all the directors and officers of Inamed as a group. Unless otherwise indicated in the table below, each person or entity named below has an address in care of the Company’s principal executive offices.

	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Total(1)(2)
American Century Companies, Inc.(3)	3,035,785	8.4%
4500 Main Street, 9th Floor
Kansas City, MO 64111

Morgan Stanley(4)	2,239,668	6.2
1585 Broadway
New York, NY 10036

Federated Investors, Inc.(5)	2,000,774	5.5
Federated Investors Tower
Pittsburgh, PA 15222-3779

Officers and Directors and Nominees	Beneficially Owned	Percent of Total(1)(2)
Nicholas L. Teti(6)	118,001	*
Joy A. Amundson(7)	7,500	*
James Bolin(8)	22,665	*
Malcolm Currie, Ph.D.(9)	102,338	*
John C. Miles II(10)	7,500	*
Mitchell Rosenthal, M.D.(11)	10,000	*
Terry E. Vandewarker(12)	7,500	*
Declan Daly(13)	42,100	*
Joseph Newcomb(14)	36,650	*
Vicente Trelles(15)	80,275	*
Hani M. Zeini(16)	30,400	*
All officers and Directors as a group (13 persons)(17)	493,680	*

*              Represents less than 1% of the total.

(1)           Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares.

(2)           The percentages are calculated on the basis of the number of outstanding shares of Common Stock as of April 1, 2005, which was 36,140,710.

(3)           Based solely upon the Schedule 13G filed jointly on February 11, 2005, by American Century Companies, Inc. (ACC), American Century Investment Management, Inc. (ACIM), and American Century Mutual Funds, Inc. ACIM is a wholly-owned subsidiary of ACC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

(4)           Based solely on the Schedule 13G filed on February 15, 2005 by Morgan Stanley. Morgan Stanley is a parent holding company. Accounts managed on a discretionary basis by Morgan Stanley are known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of such securities. No such account holds more than 5 percent of the class. Morgan Stanley filed its 13G solely in its capacity as the parent company of, and indirect beneficial owner of securities held by, one of its business units.

(5)           Based solely upon the Schedule 13G filed jointly on February 14, 2005 by Federated Investors, Inc., Voting Shares Irrevocable Trust (the “Trust”), John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue. Federated Investors, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock in Inamed (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees joined in filing this Schedule 13G because of the collective voting control that they exercise over the Parent. In accordance with Rule 13d-4 under the Securities Act of 1934, as amended, the Parent, the Trust, and each of the

Trustees declared that their filing of a Schedule 13G should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities.

(6)           Includes an aggregate of 50,001 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005, and includes an aggregate of 65,000 shares of restricted stock which may not be sold or otherwise transferred or pledged until their restrictions lapse or are terminated.

(7)           Includes an aggregate of 7,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(8)           Includes an aggregate of 15,000 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(9)           Includes an aggregate of 40,001 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(10)         Includes an aggregate of 7,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(11)         Includes an aggregate of 10,000 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(12)         Includes an aggregate of 7,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

(13)         Includes an aggregate of 9,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005, and an aggregate of 32,600 shares of restricted stock which may not be sold or otherwise transferred or pledged until their restrictions lapse or are terminated.

(14)         Includes an aggregate of 10,000 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005, and an aggregate of 26,650 shares of restricted stock which may not be sold or otherwise transferred or pledged until their restrictions lapse or are terminated.

(15)         Includes an aggregate of 46,500 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005, and an aggregate of 30,400 shares of restricted stock which may not be sold or otherwise transferred or pledged until their restrictions lapse or are terminated.

(16)         Includes an aggregate of 30,400 shares of restricted stock which may not be sold or otherwise transferred or pledged until their restrictions lapse or are terminated.

(17)         Includes an aggregate of 213,503 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2005.

Equity Compensation Plan Information as of December 31, 2004

	Number of securities
	to be issued upon	Weighted average	Number of securities
	the exercise of	exercise price of	remaining available
	outstanding options	outstanding options	for future issuance
Equity compensation plans approved by Stockholders(1)	1,694,168	$40.65	1,170,705(2)

Equity compensation plans not approved by Stockholders(3)	50,001	16.68	0

Total	1,744,169	39.99	1,170,705

(1)           Consists of nine plans: our 1993 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Program, the 1999 Stock Election Plan, the 2000 Stock Option Plan, the 2000 Employee Stock Purchase Plan, the 2003 Outside Director Compensation Plan, the 2003 Restricted Stock Plan and the 2004 Performance Option Plan.

(2)           Includes 195,544 shares reserved for issuance under our 2000 Employee Stock Purchase Plan and 157,500 shares reserved under our 2003 Restricted Stock Plan.

(3)           Consists of stand-alone stock option agreements discussed below.

Stand-alone options not approved by Stockholders

In 2001, Inamed granted a stand-alone option for 450,000 shares of Common Stock to Nick Teti, the President, Chief Executive Officer and Chairman of the Board in connection with his hiring. The exercise price per share of $16.68 was the fair market value per share on the date of grant. These options vested ratably on the first, second and third anniversaries of the grant date.

In 2001, Inamed also granted a stand-alone option for 150,000 shares of Common Stock to Hani Zeini, the Executive Vice President, The Americas and Asia Pacific, Inamed Aesthetics in connection with his hiring. The exercise price per share of $11.33 was the fair market value per share on the date of grant. These options vested ratably on the first, second and third anniversaries of the grant date.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 23, 2001, Mr. Teti received a loan from Inamed in connection with his relocation to Inamed’s headquarters in Santa Barbara, California. As of December 31, 2004, $87,000 was outstanding. The loan from Inamed bore interest at the minimum rate necessary to avoid imputed income under the Internal Revenue Code. Mr. Teti repaid the outstanding balance of the loan in full in February 2005.

In 2004, Inamed paid $390,000 to a marketing consulting firm, which is owned by the son-in-law of Malcolm Currie. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to Inamed for the fiscal year ended 2003 and 2004 by KPMG LLP (“KPMG”):

	Fiscal 2003	Fiscal 2004
Audit Fees(1)	$884,300	$1,527,350
Audit-Related Fees(2)	N/A	$556,200
Tax Fees(3)	$85,503	$78,450
All Other Fees (4)	N/A	$25,000

(1)

Audit Fees consist of $745,000 of fees billed for professional services rendered for the audit of Inamed’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and $675,000 of fees billed for professional services rendered for the audit of Inamed’s internal controls over financial reporting. This amount also includes expenses related to the audits and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for professional services rendered for consulting work for assistance with documentation required by the Sarbanes-Oxley Act of 2002.

(3)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, international tax, research and unclaimed property services.

(4)	All Other Fees consist of fees billed for professional services rendered for other items and services in connection with other statutory and regulatory filings or engagements.

                The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1-2)   Index to Financial Statements and Financial Statement Schedule

The information required in this item was included in the registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005. See the Index to Financial Statements and Financial Statement Schedule on page 45 of the Form 10-K as originally filed.

                (a)(3)       The following exhibits are filed as part of this Annual Report on Form 10-K/A.

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

10.44

Credit Agreement, dated as of July 25, 2003, by and among Inamed, certain of its subsidiaries and the Lenders set forth on the signature page to the Credit Agreement. (Incorporated herein by reference to Exhibit 99.1 of Inamed’s Form 8-K filed with the Commission on August 8, 2003.)

10.45

Security Agreement, dated as of July 25, 2003, by and among Inamed, certain of its subsidiaries and the Lenders set forth on the signature page of the Security Agreement. (Incorporated herein by reference to Exhibit 99.2 of Inamed’s Form 8-K filed with the Commission on August 8, 2003.)

10.46#

Inamed Corporation 2000 Employee Stock Purchase Plan restated as of May 12, 2003. (Incorporated herein by reference to Annex A of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)

10.47#	Inamed Corporation 2003 Restricted Stock Plan (as amended). (Incorporated herein by reference to Annex B of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
10.48#	Inamed Corporation 2003 Restricted Stock Plan (as amended). (Incorporated herein by reference to Annex B of Inamed’s 2003 Proxy Statement on Schedule 14A filed with the Commission on June 13, 2003.)
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

10.52**

Amended and Restated United States Distribution Agreement dated November 29, 2004 by and between Inamed Medical Products Corporation and Genzyme Corporation. (Incorporated herein by reference to Exhibit 10.52 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

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

10.57#	Inamed Corporation Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.31 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.58#	Inamed Corporation 1999 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.58 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).
10.59#	Inamed Corporation 1999 Directors’ Stock Election Plan (Incorporated herein by reference to Exhibit 10.33 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.60#	Employment Agreement by and between Inamed Corporation and Hani Zeini, dated September 10, 2001.
10.61#	Change in Control Agreement by and between Inamed Corporation and Hani Zeini, dated April 18, 2002.
10.62#	Employment Agreement by and between Inamed Corporation and Vicente Trelles, effective January 21, 2003.
21.0	Subsidiaries of registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.1 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.2 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

*              Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order of confidential treatment and have been filed separately with the Commission.

**           Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission.

#              Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION

By:	/s/ NICHOLAS L. TETI
Nicholas L. Teti
Chairman, President and Chief Executive Officer
April 29, 2005