Form 10-Q
period 2005-03-31
INAMED CORP
filed 2005-05-10
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 4, 2005, there were 36,143,210 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	March 31, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$79.6	$107.2
Short-term investments	55.9	23.1
Trade accounts receivable, net of allowances of $18.7 in 2005 and 2004	76.8	69.2
Inventories, net	58.9	56.0
Prepaid expenses and other current assets	15.9	13.5
Deferred income taxes	10.9	2.9
Total current assets	298.0	271.9
Property and equipment, net	61.4	62.5
Goodwill	151.5	151.9
Other intangible assets, net	50.4	50.9
Deferred income taxes	21.7	30.1
Other assets	2.6	2.8
Total assets	$585.6	$570.1

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$15.0	$12.5
Accounts payable	27.4	20.8
Income taxes payable	7.1	6.2
Accrued liabilities and other	40.9	41.5
Total current liabilities	90.4	81.0

Long-term debt, net of current portion	—	10.0
Other long-term liabilities	33.8	32.8
Commitments and contingencies (see note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 shares; issued and outstanding 36.1 and 35.9 shares for 2005 and 2004, respectively	0.4	0.4
Additional paid-in capital	254.5	244.8
Retained earnings	205.7	192.0
Deferred compensation	(8.6)	(4.8)
Accumulated other comprehensive income	9.4	13.9
Total stockholders’ equity	461.4	446.3
Total liabilities and stockholders’ equity	$585.6	$570.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net sales	$105.2	$90.8
Cost of goods sold	29.2	24.9
Gross profit	76.0	65.9
Operating expenses:
Selling, general and administrative (see note 2)	46.8	37.4
Research and development	9.8	5.2
Restructuring charges	(0.4)	—
Amortization of intangible assets	1.4	1.1
Total operating expenses	57.6	43.7
Operating income	18.4	22.2

Other income:

Net interest income and debt costs	0.2	0.4
Foreign currency transaction gains	0.1	0.1
Royalty income and other	1.0	1.0
Total other income, net	1.3	1.5
Income before income tax expense	19.7	23.7

Income tax expense	6.0	6.2
Net income	$13.7	$17.5
Net income per share of common stock:

Basic	$0.38	$0.50
Diluted	$0.38	$0.49
Weighted average shares outstanding:

Basic	36.0	35.4
Diluted	36.5	35.8

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

						Accumulated
	Common Stock		Additional			Other	Total
	(Issued)		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity
Balance, December 31, 2004	35.9	0.4	244.8	192.0	(4.8)	13.9	446.3
Comprehensive income:
Net income				13.7			13.7
Translation adjustment						(4.5)	(4.5)
Total comprehensive income							9.2
Restricted stock grant	0.1		4.4		(4.4)		—
Employee stock purchase plan			2.3				2.3
Amortization of stock compensation					0.6		0.6
Exercise of stock options	0.1		2.7				2.7
Tax benefit of option exercises			0.3				0.3
Balance, March 31, 2005	36.1	$0.4	$254.5	$205.7	$(8.6)	$9.4	$461.4

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Three Months Ended, March 31, 2005	Three Months Ended, March 31, 2004
Cash flows from operating activities:
Net income	$13.7	$17.5
Non-cash elements included in net income:
Depreciation and amortization	3.8	3.5
Tax benefit from stock option exercises	0.3	0.9
Deferred income taxes	0.4	4.3
Non-cash compensation	0.6	0.6
Provision for doubtful accounts	0.6	1.1
Amortization of deferred loan costs	0.1	0.1
Changes in operating assets and liabilities:
Trade accounts receivable	(9.6)	(2.3)
Inventories	(3.6)	(3.6)
Prepaid expenses and other current assets	(2.6)	(0.5)
Other assets	0.6	2.5
Accounts payable	6.7	2.8
Income taxes payable	1.3	0.4
Accruals and other long-term liabilities	0.9	(6.9)
Net cash provided by operating activities	13.2	20.4

Cash flows from investing activities:

Purchase of property and equipment	(2.3)	(4.4)
Purchase of investments	(42.6)	(4.2)
Proceeds from maturities of investments	9.5	—
Purchase of intangibles	(1.0)	(9.2)
Net cash used in investing activities	(36.4)	(17.8)

Cash flows from financing activities:
Principal repayment of long-term debt	(7.5)	(2.5)
Issuance of common stock	5.0	3.4
Net cash (used in) provided by financing activities	(2.5)	0.9

Effect of exchange rate changes on cash	(1.9)	0.3
Change in cash and cash equivalents:
Net change in cash and cash equivalents	(27.6)	3.8
Cash and cash equivalents at beginning of period	107.2	80.5
Cash and cash equivalents at end of period	$79.6	$84.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$0.3	$0.5
Income taxes	$1.2	$0.3

Non-cash investing and financing activities: amortization of investment premiums for the three months ended March 31, 2005 and 2004 was $0.1 and $0.0, respectively

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(millions)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented.  Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q.  The accompanying unaudited consolidated financial statements should be read in conjunction with Inamed Corporation’s (“Inamed” or the “Company”) consolidated financial statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on Form 10-K.

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

On March 20, 2005, Inamed Corporation, Medicis Pharmaceutical Coproration (“Medicis”), and a wholly-owned subsidiary of Medicis entered into an Agreement and Plan of Merger.  Medicis is a leading specialty pharmaceuticals company, focusing on the treatment of dermatologic and podiatric conditions.

Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into a subsidiary of Medicis and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of Medicis common stock and thirty dollars cash.  The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effects on either party’s business, and the receipt of regulatory approvals.  It is currently anticipated that the closing of the transaction would occur by the end of calendar 2005.

During the first quarter of 2005, Inamed incurred approximately $5.2 of costs related to the transaction, primarily for legal and other professional fees.  The costs were recorded in selling, general and administrative expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Inamed and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.  Included in these reclassifications is the reclassification of royalty expense from selling, general and administrative expense to cost of goods sold on the income statement.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with maturities of three months or less.  Inamed maintains balances in A1 equivalent-rated or better financial institutions.  In the U.S., these balances at times are in excess of federally insured limits.

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (EITF) No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses.  Because of the Company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates.  Securities that mature in three months or less are classified as cash equivalents.  Those that mature over three months but within one year are classified as short-term investments.  The Company is currently investing in A-rated or better corporate debt and government securities, and the cost of securities sold is based on the specific identification method.

The gross unrealized losses and fair value of the Company’s investments at March 31, 2005 are as follows:

	Less Than 12 Months
	Fair Value	Unrealized Losses
Corporate Bonds	30.1	(0.1)
Federal Agency - Mortgage Backed Securities	25.7	—
Total	55.8	(0.1)

Because of the short-term nature of the investments and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at March 31, 2005 and December 31, 2004 were $0.0.  These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and when we do not have the ability to exercise significant influence over operations.  These investments are accounted for under the equity method when ownership is greater than 20% or when we have the ability to exercise significant influence.  The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.  The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on its judgment of probable future commercialization. As of March 31, 2005, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant.  A change in suppliers could cause a delay in manufacturing and/or a possible loss of sales, which would adversely affect operating results.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and certain sections of Accounting Principles Board Opinion (APB) No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset.  Upon the determination that an impairment review is required, the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors.  These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, the Company may be required to record impairment charges for those assets.  As of March 31, 2005 Inamed does not believe that any such changes have taken place.  The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is no longer amortized, but is subjected to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, the Company evaluates the fair value of the reporting unit in relation to its carrying value, including goodwill.  As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than its carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

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

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries.  Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  The liability is included in both the current and long-term liabilities in the balance sheet (see notes 9 and 10).  The U.S. plan, in most cases, provides lifetime product replacement and one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan.  The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products.  The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery.  Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations.  Substantially all of the product warranty liability arises from the U.S. warranty program.

	Accrued Warranty Three Months Ended March 31, 2005	Accrued Warranty Three Months Ended March 31, 2004

Balance at December 31	$12.0	$10.4
Accruals for warranties issued during the period	1.2	1.1
Settlements made during the period	(0.9)	(0.8)
Balance	$12.3	$10.7

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

A portion of the Company’s revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify Inamed upon use.  For these products, revenue is recognized at the time Inamed is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and Inamed periodically reviews consignment inventories to confirm accuracy of customer reporting.  FDA regulations require tracking the sales of all implanted products.

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

Stock-Based Compensation

Inamed accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” APB No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and Emerging Issue Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services.”  In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in APB No. 25 in accounting for stock options issued to employees.  Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.  Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FIN No. 44, and EITF No. 96-18, whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  In

April 2005, the SEC released Staff Accounting Bulletin No. 107 that permits filers to implement SFAS No. 123R beginning with their next fiscal year after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  Inamed is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006.  Under SFAS No. 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.  The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees.  While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model.  The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.  The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company anticipates adopting the prospective method and is currently evaluating the impact of this standard on its financial statements.

With respect to the 2003 Restricted Stock Plan, as amended in 2004, Inamed has recorded $8.6 net of amortization,  in deferred stock-based compensation in accordance with APB No. 25.  Stock compensation expense is recognized over the vesting period of the stock.  The awards vest fifty percent in three years and the balance in five years.  The holders of the restricted stock are also “locked out” from selling any of these shares prior to the fifth year, with the exception that shares may be sold earlier to satisfy tax liabilities.  Stock compensation expense for the three months ended March 31, 2005 and 2004 was $0.6 and $0.6, respectively.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2005	3.88%	0.0	3.25	24.7%
2004	3.15%	0.0	4	44.1%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income as reported	$13.7	$17.5
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.3
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(2.2)	(2.9)
Pro forma net income	$11.9	$14.9

Earnings Per Share
Basic as reported	$0.38	$0.50
Basic pro-forma	$0.33	$0.42

Diluted as reported	$0.38	$0.49
Diluted pro-forma	$0.33	$0.42

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income.  Translation gains and losses are recorded in the consolidated statements of income.  Accumulated foreign currency gains were $9.4 and $4.8 at March 31, 2005 and 2004, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), as amended.  SFAS No. 109 states that deferred income tax assets or liabilities are to be computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.  Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.  A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States.  In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate.  No tax benefit has been included in the provision for income taxes for the three months ended March 31, 2005 for the $5.2 in merger related expenses.

Recent Pronouncements

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (SFAS No.  109-2).  The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.  SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision.  This Staff Position was effective upon issuance.  The Company may elect to apply this provision to qualifying earnings repatriations in its 2005 calendar year.  The Company began an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.  The Company expects to complete its evaluation within a reasonable period of time following the publication of the additional clarifying language.  The range of possible amounts that the Company is considering for repatriation under this provision is between $0.0 and $100.0  The related potential range of income tax is between $0.0 and $7.3.

NOTE 4 – RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs, the majority of which relates to severance.  This restructuring was undertaken to consolidate manufacturing facilities.  The annual savings to cost of goods sold from the relocation to lower-cost manufacturing facilities is approximately $5.3 per year.  To date, the Company eliminated approximately 150 manufacturing positions in Santa Barbara, and added approximately 80 of these positions in Ireland and Costa Rica.  Inamed accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the consolidation, the Company accelerated the depreciation on certain assets with shortened useful lives, charging $0.0 and $0.4 to cost of goods sold for the three months ended March 31, 2005 and 2004 respectively.  These assets were fully depreciated as of March 31, 2004.  In the three months ended March 31, 2005, the Company reversed $0.4 of previously accrued severance charges for employees who elected to leave the Company prior to their termination date or obtained other positions within the Company The Company does not expect any further material costs.

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

A summary of activity related to the restructuring charges is as follows:

Employee Termination Benefits

2001 restructuring accrual:
Balance at December 31, 2004	$0.2
Cash paid through March 31, 2005	—
Accrual balance at March 31, 2005	$0.2
2002 restructuring accural:
Balance at December 31, 2004	$1.0
Cash paid through March 31, 2005	(0.2)
Reversal of accrued severance	(0.4)
Accrual balance at March 31, 2005	$0.4
Total accrual balance at March 31, 2005	$0.6

NOTE 5 – NET INCOME PER SHARE RECONCILIATION (Per share data shown as actual, not millions)

Basic net income per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by dividing income available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Computations of per share earnings are as follows:

	Three Months Ended March 31,
	2005		2004
Net income	$13.7		$17.5

Weighted average shares outstanding - Basic	36.0		35.4
Dilutive effect of stock options and warrants	0.5	(1)	0.4	(1)
Weighted average shares outstanding - Diluted	36.5		35.8

Net income per share of common stock
Basic	$0.38		$0.50
Diluted	$0.38		$0.49

(1)  The calculation excludes 0.0 and 0.9 options that are anti-dilutive for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
Raw materials	$14.6	$13.4
Work in progress	13.3	11.1
Finished goods, net	31.0	31.5
	$58.9	$56.0

NOTE 7 - SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended March 31,
	2005	2004
Breast Aesthetics	$59.2	$52.8
Health	27.6	19.2
Facial Aesthetics	17.5	17.5
Other*	0.9	1.3
Total	$105.2	$90.8

*    Other includes ongoing sales to other medical manufacturers (principally sales of Contigen).

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended March 31,
	2005	2004
U.S.	$63.6	$55.2
All Other Countries*	41.6	35.6
Total	$105.2	$90.8

*    No other country’s sales comprised more than 10 % of net sales for any of the periods.

NOTE 8 - INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Three Months Ended March 31,
	2005	2004
Interest income	$0.5	$0.8
Interest expense	(0.3)	(0.4)
Net interest income	$0.2	$0.4

NOTE 9 - ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other is summarized as follows:

	March 31, 2005	December 31, 2004
Salaries, wages, and payroll taxes	$11.8	$16.4
Royalties payable	3.9	3.5
Trilucent liability, current	5.5	5.5
Sales tax liability	2.8	3.1
Warranty provision, current	3.3	3.2
Other*	13.6	9.8
Total accrued liabilities and other	$40.9	$41.5

*At March 31, 2005, Other includes approximately $5.2 in accruals related to the Company’s proposed merger with Medicis.

NOTE 10 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31, 2005	December 31, 2004
Warranty provision	$9.0	$8.8
Trilucent liability	3.8	5.4
Deferred income tax liability	14.6	11.8
Other liabilities	6.4	6.8
Total other long-term liabilities	$33.8	$32.8

NOTE 11 - LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31, 2005	December 31, 2004

Variable 1-month LIBOR plus 2.00% note, due December 2006	$15.0	$22.5
Less: current maturities	(15.0)	(12.5)
Long-term debt	$—	$10.0

In July 2003, the Company obtained a credit facility having a principal balance of $65.0 for a term of five years and also entered into a revolving credit facility of $35.0.  Inamed is currently using $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs.  The remaining $18.2 million of revolver capacity was unused as of March 31, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Overnight Rate (LIBOR) plus 2.0%.  The variable interest rate as of March 31, 2005 applicable to Inamed’s long term debt was approximately 4.5%.

The long-term debt facilities above are secured by substantially all of the Company’s assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio.  In addition, the sum of funds used to pay dividends and purchase shares of the Company’s common stock is limited to $75.0 over the life of the facility.  As of March 31, 2005, the Company was in compliance with these covenants.

As of March 31, 2005 and December 31, 2004, Inamed had $0.7 and $0.8, respectively, of unamortized financing costs recorded in other assets.  These costs will be amortized ratably over the life of the term loan facility maturing in July 2008.

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

Goodwill was $151.5 as of March 31, 2005 and $151.9 as of December 31, 2004. The changes since December 31, 2004 represent the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $46.3 and $46.8 as of March 31, 2005 and December 31, 2004, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to twenty-one years. Other intangible assets not subject to amortization were $4.1 at March 31, 2005 and December 31, 2004.  Total other intangible assets are as follows:

		March 31, 2005			December 31, 2004
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.2	$63.1	$(20.9)	$42.2	$62.2	$(19.6)	$42.6
Patents	16.0	5.5	(1.8)	3.7	5.7	(1.9)	3.8
Other	3.0	0.4	—	0.4	2.8	(2.4)	0.4
Total intangibles subject to amortization		$69.0	$(22.7)	$46.3	$70.7	$(23.9)	$46.8
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.1	$(22.7)	$50.4	$74.8	$(23.9)	$50.9

Aggregate amortization expense for intangible assets was $1.4 and $1.1 for the three months ended March 31, 2005 and 2004, respectively.  For the next five years, amortization expense on existing intangible assets is expected to be approximately $4.7 to $5.2 per year.

NOTE 13 – STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at March 31, 2005:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	92,400	$54.11	22,499
The 1999 Program	1,350,000	296,416	$45.50	136,416
The 2000 Option Plan	2,287,500	1,188,553	$38.47	6,246
The 2003 Outside Director Plan	225,000	90,000	$50.15	135,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,704,869	$40.73	800,161

Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	—

Total	7,688,750	1,754,870	$40.05	800,161

Summary

Activity under these plans for the periods ended March 31, 2005 and 2004 was as follows (shares in millions):

	Three Months Ended March 31,
	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.8	$39.99	2.1	$32.55
Granted	—	$63.85	—	$49.04
Cancelled	—	$61.25	—	$29.74
Exercised	(0.1)	$47.31	(0.1)	$19.00
Options outstanding at the end of the period	1.7	$40.05	2.0	$33.54
Options exercisable at the end of the period	0.6	$31.12	0.2	$20.00
Weighted average fair value of options granted during the period		$13.32		$22.48

The following table summarizes information about stock options outstanding at March 31, 2005 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.33 - $14.69	0.20	6.80	$12.76	0.08	$11.88
$15.47 - $18.17	0.21	6.60	$17.42	0.14	$17.14
$20.88 - $44.58	0.18	5.95	$28.58	0.13	$28.69
$46.91 - $48.82	0.26	8.91	$48.16	0.03	$47.61
$48.99	0.66	8.50	$48.99	0.17	$48.99
$49.70 - $60.38	0.13	8.83	$55.15	0.01	$50.25
$61.03 - 66.24	0.11	8.83	$62.32	—	$—

$4.33 - $66.24	1.75	7.92	40.05	0.56	$31.12

Restricted Stock Plan

In 2003 Inamed adopted the 2003 Restricted Stock Plan, as amended in 2004, which authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director.  Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized Shares	Number of Shares Issued	Available for Issuance

The 2003 Restricted Stock Plan, as amended	300,000	208,300	91,700

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004

Cost of goods sold	$86.0	$83.2
Selling, general and administrative	$520.0	$443.5
	$606.0	$526.7

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters as a claimant and as a defendant.  Inamed records any amounts recovered in these matters when collection is realized.  Inamed records liabilities for claims against the Company when the losses are probable and can be reasonably estimated.  Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.  Actual results could differ from estimates.  See Part II, Item 1 “Legal Proceedings.”

In conjunction with the completion of the merger with Medicis, Inamed is contractually obligated to pay its investment brokers approximately $14.0, which may change based upon total merger consideration,

NOTE 15 – SUBSEQUENT EVENTS

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

Although forward-looking statements in this report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading ‘‘Risks and Uncertainties’’ below, as well as those discussed elsewhere in this report on Form 10-Q.  Readers are referred to the report on Form 10-K for the year ended December 31, 2004 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q.  The information contained in this Form 10-Q is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions.  We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-Q and we expressly disclaim any duty to update the information contained in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed Corporation.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included herein and our audited financial statements and accompanying notes included in our annual report on Form 10-K.  The following provides a brief description of each section of our MD&A:

•                  Company and Industry Overview - provides a general description of our business, our market place, and the basis for most of our revenues and expenses.

•                  Liquidity and Capital Resources – provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided and used.

•                  Results of Operations – provides a consolidated analysis of the results of operations for the two periods presented in our financial statements, including prospective information.

•                  Application of Critical Accounting Policies and Estimates - provides a discussion on our accounting policies that require critical judgments and estimates.

Company and Industry Overview

Inamed is a global healthcare company that develops, manufactures and markets a diverse line of products that enhance the quality of peoples’ lives.  These products include breast implants for aesthetic augmentation and reconstructive surgery, a range of dermal products for use in facial rejuvenation, the LAP-BAND® System designed to treat severe and morbid obesity, and the Bioenterics® BIB® System for the treatment of obesity.  We generate approximately 40% of our revenues outside the U.S.

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

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw material components from third party manufacturers.  The cost of goods sold represents the cost of third party finished products, raw materials, labor, overhead, and royalties.  Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, and manufacturing efficiencies or inefficiencies.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation.  Our sales and marketing expenses consist primarily of salaries, commissions, and marketing program costs.  We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.  General and administrative expenses incorporate the costs of finance, human resources, information services, legal, and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

On March 20, 2005, Inamed Corporation, Medicis Pharmaceutical Coproration (“Medicis”), and a wholly owned subsidiary of Medicis entered into an Agreement and Plan of Merger.  Medicis is a leading specialty pharmaceuticals company, focusing on the treatment of dermatologic and podiatric conditions.

Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into a subsidiary of Medicis and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of Medicis common stock and thirty dollars cash.  The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effects on either party’s business, and the receipt of regulatory approvals.  It is currently anticipated that the closing of the transaction would occur by the end of calendar 2005.

During the first quarter of fiscal 2005, the Company incurred approximately $5.2 million of costs related to the transaction, primarily for legal and other professional fees.  The costs were recorded as selling, general and administrative costs.

Liquidity and Capital Resources

We had cash and cash equivalents of $79.6 million and short-term investments of $55.9 million at March 31, 2005, an aggregate increase of $5.2 million from $107.2 million of cash and cash equivalents and $23.1 million of short-term investments at December 31, 2004. The increase was primarily the result of cash provided by operations of $13.2 million and cash from the issuance of common stock of $5.0 million, offset primarily by the purchases of plant and equipment of $2.3 million, and principal payments of long-term debt of $7.5 million.  Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.  We invest a portion of our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations was $13.2 million for the three months ending March 31, 2005 compared to $20.4 million for the three months ended March 31, 2004.  The decrease was primarily due to an increase in accounts receivable of $9.6 million due to increased sales.  In addition, royalty payments have increased as a result of the Ethicon settlement in the second quarter of 2004, which requires us to pay royalties at a rate of 7.5%.  Prepaid and other current assets decreased $2.6 million primarily due to insurance reimbursements received against our Trilucent receivable (see Part II, Item I Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters).  Accruals and other long-term liabilities increased primarily due to merger-related expenses.  We expect cash from operations to increase for the full year as a result of increased sales and net income.

Cash used in investing activities of $36.4 million for the three months ended March 31, 2005 consists of $42.6 million for the purchase of short-term investments,  $9.5 million received on the maturity of short-term investments, and $2.3 million in capital expenditures, primarily for our global Enterprise Resource Planning, or ERP, system.  Cash used in investing activities of $17.8 million for the three months ended March 31, 2004 consisted of $4.2 million for the purchase of short-term investments, $9.2 million for the purchase of intangible assets, primarily license and distribution agreements, and $4.4 million in capital expenditures, primarily for our global ERP system.

Cash used in financing activities for the three months ended March 31, 2005 of $2.5 million reflects proceeds of $5.0 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $7.5 million.  Cash provided by financing activities for the three months ended March 31, 2004 of $0.9 million reflected proceeds of $3.4 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the ESPP, offset by long-term debt principal payments of $2.5 million.

As of March 31, 2005, we had long-term debt of $15.0 million, all of which is classified in current liabilities.  In addition, we had a $35.0 million five-year revolving credit facility, expiring in June 2008. We had utilized $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $18.2 million of revolver capacity was unused as of March 31, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.0%.  Remaining principal payments of $11.3 and $3.7 million are scheduled to be paid in 2005 and 2006, respectively.  We anticipate terminating this credit facility in relation to our merger agreement with Medicis.  As such, we believe all remaining principal payments will be paid by the end of calendar 2005.

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

Results of Operations

Certain items in this section are presented excluding the $5.2 million in merger related expenses.  These expenses are outside our normal business operations.  We present these items in a manner that is consistent with how management views our business.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Sales

	Three Months Ended March	Percent of	Three Months Ended	Percent of	Three Months Ended March 31, 2005 vs 2004
	31, 2005	sales	March 31, 2004	sales	Dollar change	Percent change

Inamed Aesthetics - Breast	$59.2	56%	$52.8	58%	$6.4	12%
Inamed Heatlh - Obesity intervention	27.6	26%	19.2	21%	8.4	44%
Inamed Aesthetics - Facial	17.5	17%	17.5	20%	—	—
Other Products	0.9	1%	1.3	1%	(0.4)	(31)%
Total	$105.2	100%	$90.8	100%	$14.4	16%

Net sales (net of returns, discounts, and allowances), or sales, for the three months ended March 31, 2005 and 2004, were affected by foreign exchange rate fluctuations positively by approximately 1% and 4%, respectively.

Inamed Aesthetics—Breast. The growth for the three months ending on March 31, 2005 of breast aesthetics sales was driven by several key factors:

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

•                  In the United States, we have seen a continued acceptance of our saline implants, primarily led by the Style 68 smooth round saline matrix implants. as well as growth in our tissue expander products used for reconstruction purposes.

•                  Internationally, our growth was primarily driven by our BioDIMENSIONALTM Cohesive Gel MatrixTM products (Style 410, Style 510, and Soft Touch implants).

In 2005, we expect sales of breast aesthetics products to grow in the mid-double digits when compared to 2004.

Inamed Health—Obesity Intervention. The increase in obesity intervention sales for the three months ended March 31, 2005 was primarily due to the following:

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

•                  The launch of our direct-to-consumer advertising in certain markets within the U.S.

For 2005, sales of obesity intervention products are expected to increase in excess of 30% compared to sales in 2004. We expect to achieve this growth by training and qualifying more physicians on the procedure, driving consumers to our established doctors through direct-to-consumer programs, working to achieve broader reimbursement for the product and the procedure, and educating consumers about the benefits of the LAP-BAND System versus other medical procedures.

Inamed Aesthetics—Facial.  Facial aesthetics sales remained flat during the three months ended March 31, 2005 over the same period ended March 31, 2004. In February 2005, we launched CaptiqueTM, our first non-animal, stabilized hyaluronic acid-based dermal filler in the U.S.  In Europe we continued to grow the Hydrafill product family, our non-animal, stabilized hyaluronic acid-based dermal filler in the markets that we have rights to distribute.  Our collagen product revenues continued to decline during the quarter primarily due to introductions of hyaluronic acid-based dermal fillers and competitive products in the U.S.

In 2005, sales of facial aesthetics products are expected to increase slightly over 2004 due to the launches of Hylaform in new international markets, Juvederm/Hydrafill line extensions, and Captique in the U.S.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
Three Months Ended March 31, 2005	$29.2	27.8%	72.2%	(0.4)%

Three Months Ended March 31, 2004	$24.9	27.4%	72.6%

The decrease in gross margins is primarily due to increased royalty expenses related to our Ethicon royalty on sales of the LAP-BAND System.  In the three months ended March 31, 2004, we were not accruing at the settlement rate.   In the three months ended March 31, 2005, we accrued royalties on U.S. sales at 7.5% and on foreign sales at 3.5%, pursuant to a settlement agreement in July 2004.  We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.

Selling, General and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended March 31, 2005	$46.8	44.5%	$9.4	25.1%

Three Months Ended March 31, 2004	$37.4	41.2%

We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the three months ended March 31, 2005 over the same period in 2004.  The increase is primarily due to the launch of our direct-to-consumer campaign for our obesity products.  The increase is also due to increased commissions as a result of higher breast aesthetics and health sales.

General and administrative expense increased in absolute dollars and as a percentage of sales for the three months ended March 31, 2005 over the same period in 2004, primarily due to costs associated with our announced merger with Medicis Corporation.  We incurred approximately $5.2 million in expenses related to the merger in the first quarter of 2005, consisting primarily of legal fees and other professional fees.  See company and industry overview.  Excluding these expenses, SG&A would be $41.6 million, or 39.5% of sales for the three months ended March 31, 2005..

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended March 31, 2005	$9.8	9.3%	$4.6	88.5%
Three Months Ended March 31, 2004	$5.2	5.7%

The majority of our research and development expenses in the three months ending March 31, 2005 were related to the clinical development programs for our Juvéderm dermal fillers; our botulinum toxin Type A product, Reloxin; the silicone gel and cohesive silicone gel breast implant clinical trials; and pre-market approval (PMA) applications as applicable in the U.S.  The increase in R&D expense in the period ending March 31, 2005 over the same period in 2004 was primarily due to our Phase III Reloxin trials and clinical investigations for Juvéderm, a non-animal, hyaluronic acid-based dermal filler.

The majority of the expenses in 2004 related to the clinical development programs for our Hylaform dermal filler, Reloxin, and the silicone gel and cohesive silicone gel breast implant clinical trials, and PMA applications as applicable in the U.S.

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

Restructuring charges

In the three months ended March 31, 2005, we reversed $0.4 of previously accrued severance charges for employees who elected to leave Inamed prior to their termination date or obtained other positions within Inamed.

Amortization

For the three months ended March 31, 2005, amortization of intangible assets was $1.4 million, compared to $1.1 million for the same period in 2004.  The increase was primarily due to the purchase of a new license agreement. We present our selling, general and administrative numbers excluding the merger-related expenses because such expenses are non-recurring charges that are outside our normal business operations.  The numbers are presented in a manner that is consistent with how management views our business

Restricted Stock Plan

In 2003 we adopted the 2003 Restricted Stock Plan, as amended in 2004, which authorizes us to issue shares of common stock to any employee, officer, consultant, or non-employee director.  Restricted stock awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or terminate.

	Authorized Shares	Number of Shares Issued	Available for Issuance

The 2003 Restricted Stock Plan, as amended	300,000	208,300	91,700

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004

Cost of goods sold	$86.0	$83.2
Selling, general and administrative	$520.0	$443.5
	$606.0	$526.7

Interest Income (Expense)

The decrease in net interest income of $0.2 million for the three months ended March 31, 2005, compared to the same period in 2004 is primarily due to interest on a favorable tax settlement received in the first quarter of 2004 in back interest from the U.S. government.  This was partially offset by increased interest income earned in the first quarter of 2005, as we held higher balances of short-term investments.

	Three Months Ended March 31,
	2005	2004
Interest income	$0.5	$0.8
Interest expense	(0.3)	(0.4)
Net interest income	$0.2	$0.4

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the European Union (EU) Euro and the Japanese Yen.  For the three months ended March 31, 2005 and 2004, our net sales included approximately $1.4 and $3.8 million, respectively, of favorable exchange effects.  Our exchange effect continues to be positive due to the strength of the Euro.

Royalty Income and Other

Royalty income, net of other expenses, was $1.0 million for the three months ended March 31, 2005 and 2004.

Income Tax Expense

Our effective tax rate for the first quarter of 2005 was 30.3%, up from 26.0% for the first quarter of 2004.  The higher rate is related to non-deductible expenses incurred in the U.S. in the first quarter of 2005, related to our proposed merger with Medicis.  Excluding these merger-related expenses, our effective tax rate would be xx%.  We expect our tax rate to be 24% to 26% for the full year of 2005.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  We may elect to apply this provision to qualifying earnings repatriations in 2005.  We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.  We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.  The range of possible amounts that we are considering for repatriation under this provision is between $0.0 million and $100.0 million.  The related potential range of income tax expense is between $0.0 million and $7.3 million.

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

A portion of our revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify us upon use.  For these products, revenue is recognized at the time we are notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and we periodically review consignment inventories to confirm accuracy of customer reporting.  FDA regulations require tracking the sales of all implanted products.

Our sales to independent distributors are conducted under the same revenue recognition criteria as sales via our direct sales force.  Independent distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. As of March 31, 2005, we hold no inventory for product candidates not yet approved by regulatory agencies. We write off inventory for estimated obsolescence or unmarketable inventory or write it down to the estimated market value based on assumptions about future demand and market conditions.  We believe our estimates of inventory values is a “critical accounting estimate” because if actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  In addition, we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment and Disposal of Long Lived Assets,’’ which superseded SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors we consider important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how we use an asset.  Upon the determination that an impairment review is required we would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors.  We estimate these amounts by evaluating our historical trends, current budgets, operating plans, and other industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, we may be required to record impairment charges for those assets.

We account for goodwill and other intangible assets in accordance with SFAS No. 142 ‘‘Goodwill and Other Intangible Assets,’’ Under SFAS No. 142, goodwill is not amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, we evaluate the fair value of the reporting unit in relation to its carrying value, including goodwill.  As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years.  In accordance with SFAS No. 142, we reassess the estimated useful lives annually.

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

Recent Pronouncements

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (SFAS No. 109-2).  The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.  SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision.  This Staff Position was effective upon issuance.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  In April 2005 the SEC adopted a rule that permits filers to implement SFAS No. 123R beginning with their next fiscal year.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  Inamed is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006.  Under SFAS No. 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.  The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees.  While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model.  The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.  The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.   The Company anticipates adopting the prospective method and is currently evaluating the impact of this standard on its financial statements.

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

At present, except for some of our products used in current clinical trials, we have no third-party liability insurance to protect us from the damages and the costs of claims for damages due to the use or recall of our products or indemnification claims. Product liability claims, recall orders or indemnification claims could result in material losses.

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent breast implant.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005.  This policy was fully used as of June 30, 2004.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was approximately $3.5 million remaining under this commitment at March 31, 2005 and $4.2 million remaining at December 31, 2004.

In addition, at March 31, 2005, we had an accrual for future Trilucent claims, costs, and expenses of approximately $9.3 million and insurance of $3.5 million, or $5.8 million, net of insurance.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  Further, the existing insurance coverage is subject to a number of conditions.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them.  To date, we believe that more than 90% of the United Kingdom residents and more than 75% of the women in the rest of the world, who had these implants have had them removed.  The product was not sold commercially in the United States.  Prior to February 15, 2005, an insurance company honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program. As of February 15, 2005, this policy expired in accordance with its terms.  Despite the expiration of this policy, we may continue to pay for the explanations of certain Trilucent recipients, and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses in the future for which we will not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate approximately 80 claims in which women in the U.K. are claiming serious medical complications from their Trilucent explantation procedure. See Part II, Item 1 Legal Proceedings.   In Spain, although approximately 310 women have accepted our protocol, approximately 59 have commenced individual legal proceedings (approximately 43 of which are still pending) and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees.  More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants).  The claims of many of these women may now be time-barred under Spanish law.  We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent, approximately 950 have been explanted, but only approximately 130 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of adverse publicity concerning Trilucent and the announced closure of our explantantion program, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2005 or in the following years.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

Approximately 40% of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble the majority of our breast implant products and obesity intervention products in Ireland and in Costa Rica. A large percentage of our operating expenses are denominated in currencies other than the U.S. dollar due to the elimination of our Santa Barbara manufacturing operations. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

LITIGATION AND GOVERNMENT INVESTIGATIONS MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

Substantial, complex or extended litigation and government investigations could cause us to incur large expenditures and distract our management.  For example, lawsuits by employees, stockholders, customers, or competitors could be very costly and substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

Interest Rate Exposure- Based on our overall interest rate exposure at March 31, 2005, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2005, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

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

There were no foreign exchange forward or option contracts at March 31, 2005 or 2004.  Based on Inamed’s overall exposure for foreign currency at March 31, 2005, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.  After consulting with competent authorities in each affected country, the Company terminated this support program effective as of December 31, 2004 in all countries other than the United States and Canada.  Notwithstanding the termination of the general program, Inamed continued to pay for certain explanations and related expenses if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice.  Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee.  The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.  To date, more than 90% of the U.K. residents and more than 75% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. Prior to February 15, 2005, an insurance company reimbursed us for approximately 70% of these expenses.   As of February 15, 2005, this insurance expired.

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

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, we have received approximately 310 claims under the Spanish protocol.  In addition, a Spanish consumer union has commenced a single action in which the consumer union alleges that it represents approximately 40 Spanish Trilucent explantees.  Finally, to date, 59 women have commenced individual legal proceedings in court against us.  To date, four of these cases have been withdrawn. Seventeen of the remaining 55 proceedings have proceeded to judgment in the court of first instance.  We have won 5, and lost 12, of these cases.   We are currently pursuing appeals in 5 of the 12 cases that we lost.  To date, damages have been assessed in 9 of the 16 cases that we lost in the court below; such damages have averaged approximately $18,000 per case.  Each of the prior appeals brought by Spanish litigants in cases they lost in the court of first instance have been rejected.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005. As of June 30, 2004 we had no remaining coverage under this policy.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was approximately $3.5 million remaining under this commitment at March 31, 2005.  As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

In addition, at March 31, 2005, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $9.3 million and insurance of $3.5 million, or $5.8 million, net of insurance.

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

10.50 *	Settlement Agreement dated as of June 21, 2004, by and between Ethicon Endo-Surgery, Inc., Lubomyr I. Kuzmak, M.D., Inamed Corporation, Inamed Development Company and BioEnterics Corporation
10.51	Amended and Restated Employment Agreement by and between Inamed Corporation and Nicholas L. Teti, dated as of October 18, 2004
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
May 10, 2005

	By:	/s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
May 10, 2005