Form 10-Q/A
period 2005-03-31
INAMED CORP
filed 2005-05-11
CIK 109831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Explanatory Note

This Amendment No. 1 replaces and supersedes in its entirety the previous Form 10-Q filing, which was a non-final draft of the Form 10-Q that was inadvertently filed by the financial printer.

INAMED CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005
TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us,” “Company” and “Inamed” refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions, except par value)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$79.6	$107.2
Short-term investments	55.9	23.1
Trade accounts receivable, net of allowances of $18.7 in 2005 and 2004	76.8	69.2
Inventories, net	58.9	56.0
Prepaid expenses and other current assets	15.9	13.5
Deferred income taxes	10.9	10.2
Total current assets	298.0	279.2
Property and equipment, net	61.4	62.5
Goodwill	151.5	151.9
Other intangible assets, net	50.4	50.9
Deferred income taxes	21.7	22.8
Other assets	2.6	2.8
Total assets	$585.6	$570.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15.0	$12.5
Accounts payable	27.4	20.8
Income taxes payable	7.1	6.2
Accrued liabilities and other	40.9	41.5
Total current liabilities	90.4	81.0
Long-term debt, net of current portion	—	10.0
Other long-term liabilities	33.8	32.8
Commitments and contingencies (see note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 shares; issued and outstanding 36.1 and 35.9 shares for 2005 and 2004, respectively	0.4	0.4
Additional paid-in capital	254.5	244.8
Retained earnings	205.7	192.0
Deferred compensation	(8.6)	(4.8)
Accumulated other comprehensive income	9.4	13.9
Total stockholders’ equity	461.4	446.3
Total liabilities and stockholders’ equity	$585.6	$570.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net sales	$105.2	$90.8
Cost of goods sold	29.2	24.9
Gross profit	76.0	65.9
Operating expenses:
Selling, general and administrative	46.8	37.4
Research and development	9.8	5.2
Restructuring charges	(0.4)	—
Amortization of intangible assets	1.4	1.1
Total operating expenses	57.6	43.7
Operating income	18.4	22.2
Other income:
Net interest income and debt costs	0.2	0.4
Foreign currency transaction gains	0.1	0.1
Royalty income and other	1.0	1.0
Total other income, net	1.3	1.5
Income before income tax expense	19.7	23.7
Income tax expense	6.0	6.2
Net income	$13.7	$17.5
Net income per share of common stock:
Basic	$0.38	$0.50
Diluted	$0.38	$0.49
Weighted average shares outstanding:
Basic	36.0	35.4
Diluted	36.5	35.8

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

In March 2005, Inamed announced the execution of a merger agreement, by and among Inamed, Medicis Pharmaceutical Corporation, and Masterpiece Acquisition Corp., a wholly-owned subsidiary of Medicis. Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corp. Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine. Under the terms of the transaction, Inamed stockholders will receive 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock. The completion of the merger is subject to several conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act).

On May 5, 2005, the Company received a request for additional information from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The information request was issued under the notification requirements of the HSR Act. The effect of the second request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Inamed intends to respond promptly to the information request and continue to expect the merger to close by the end of calendar 2005.

During the first quarter of 2005, Inamed incurred approximately $5.2 of costs related to the merger transaction, primarily for legal and other professional fees. The costs were recorded in selling, general and administrative expenses.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with maturities of three months or less. Inamed maintains balances in financial institutions with a Standard and Poor’s or a Moody’s commercial paper rating of A1 or P1 respectively. In the U.S., these balances at times are in excess of federally insured limits.

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (EITF) No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses. Because of the Company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates. Securities that mature in three months or less are classified as cash equivalents. Those that mature over three months but within one year are classified as short-term investments. The Company is currently investing in corporate debt or cash equivalents with no less than a Standard and Poor’s or a Moody’s rating of A2 or P2, respectively, and U.S. government securities. The cost of securities sold is based on the specific identification method.

The gross unrealized losses and fair value of the Company’s investments at March 31, 2005 are as follows:

	Less Than 12 Months
	Fair Value	Unrealized Losses
Corporate Bonds	30.1	(0.1)
Federal Agency—Mortgage Backed Securities	25.7	—
Total	55.8	(0.1)

Because of the short-term nature of the investments and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at March 31, 2005 and December 31, 2004 were $0.0. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and when Inamed does not have the ability to exercise significant influence over operations. These investments are accounted for under the equity method when ownership is greater than 20% or when Inamed has the ability to exercise significant influence. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

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

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant. Additionally, certain manufacturing processes are only performed in one location worldwide. A change in suppliers or the interruption of such manufacturing processes could cause a delay in manufacturing and/or a possible loss of sales, which would adversely affect operating results.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and certain sections of Accounting Principles Board Opinion (APB) No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset. Upon the determination that an impairment review is required, the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model. This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors. These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data. If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value. As with all cash flow models there is an inherent subjectivity. The assumptions listed above could be different from actual results which would in turn create a different valuation. If these assumptions change in the future, the Company may be required to record impairment charges for those assets. As of March 31, 2005 Inamed does not believe that any such changes have taken place. The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

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

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet (see Note 10). The U.S. plan, in most cases, provides lifetime product replacement and one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations. Substantially all of the product warranty liability arises from the U.S. warranty program. Settlements in excess of the warranty coverage, if any, are recorded as selling, general and administrative expense in the period the liability is incurred.

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

With respect to the 2003 Restricted Stock Plan, as amended in 2004, Inamed has recorded $8.6 net of amortization, in deferred stock-based compensation in accordance with APB No. 25. Stock compensation expense is recognized over the vesting period of the stock. The awards vest fifty percent in three years and the balance in five years. The holders of the restricted stock are also “locked out” from selling any of these shares prior to the fifth year, with the exception that shares may be sold earlier to satisfy tax liabilities. Stock compensation expense for the three months ended March 31, 2005 and 2004 was $0.6 and $0.6, respectively. See Note 13.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor
2005	3.88%	0.0	3.25	24.7%
2004	3.15%	0.0	4.00	44.1%

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

Recent Pronouncements

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”

(SFAS No. 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision. This Staff Position was effective upon issuance. The Company may elect to apply this provision to qualifying earnings repatriations in its 2005 calendar year. The Company began an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between $0.0 and $100.0 The related potential range of income tax is between $0.0 and $7.3.

NOTE 4—RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs, the majority of which relates to severance. This restructuring was undertaken to consolidate manufacturing facilities. The annual savings to cost of goods sold from the relocation to lower-cost manufacturing facilities is approximately $5.3 per year. To date, the Company eliminated approximately 150 manufacturing positions in Santa Barbara, and added approximately 80 of these positions in Ireland and Costa Rica. Inamed accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the consolidation, the Company accelerated the depreciation on certain assets with shortened useful lives, charging $0.0 and $0.4 to cost of goods sold for the three months ended March 31, 2005 and 2004 respectively. These assets were fully depreciated as of March 31, 2004. In the three months ended March 31, 2005, the Company reversed $0.4 of previously accrued severance charges for employees who elected to leave the Company prior to their termination date or obtained other positions within the Company. The Company does not expect any further material costs.

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
2002 restructuring accrual:
Balance at December 31, 2004	$1.0
Cash paid through March 31, 2005	(0.2)
Reversal of accrued severance	(0.4)
Accrual balance at March 31, 2005	$0.4
Total accrual balance at March 31, 2005	$0.6

NOTE 5—NET INCOME PER SHARE RECONCILIATION (Per share data shown as actual, not millions)

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

	Three Months Ended March 31,
	2005		2004
Net income	$13.7		$17.5
Weighted average shares outstanding—Basic	36.0		35.4
Dilutive effect of stock options and warrants	0.5	(1)	0.4	(1)
Weighted average shares outstanding—Diluted	36.5		35.8
Net income per share of common stock
Basic	$0.38		$0.50
Diluted	$0.38		$0.49

(1)          The calculation excludes 0.0 and 0.9 options that are anti-dilutive for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6—INVENTORIES

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
Raw materials	$14.6	$13.4
Work in progress	13.3	11.1
Finished goods, net	31.0	31.5
	$58.9	$56.0

NOTE 7—SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended March 31,
	2005	2004
Breast Aesthetics	$59.2	$52.8
Health	27.6	19.2
Facial Aesthetics	17.5	17.5
Other*	0.9	1.3
Total	$105.2	$90.8

*                    Other includes ongoing sales to other medical manufacturers (principally sales of Contigen).

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended March 31,
	2005	2004
U.S.	$63.6	$55.2
All Other Countries*	41.6	35.6
Total	$105.2	$90.8

*                    No other country’s sales comprised more than 10 % of net sales for any of the periods.

NOTE 8—INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Three Months Ended March 31,
	2005	2004
Interest income	$0.5	$0.8
Interest expense	(0.3)	(0.4)
Net interest income	$0.2	$0.4

NOTE 9—ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other is summarized as follows:

	March 31, 2005	December 31, 2004
Salaries, wages, and payroll taxes	$11.8	$16.4
Trilucent liability, current	5.5	5.5
Other*	23.6	19.6
Total accrued liabilities and other	$40.9	$41.5

*                    At March 31, 2005, Other includes approximately $5.2 in accruals related to the Company’s proposed merger with Medicis.

NOTE 10—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31, 2005	December 31, 2004
Warranty provision	$9.0	$8.8
Deferred income tax liability	14.6	11.8
Other liabilities	10.2	12.2
Total other long-term liabilities	$33.8	$32.8

NOTE 11—LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31, 2005	December 31, 2004
Variable 1-month LIBOR plus 2.00% note, due December 2006	$15.0	$22.5
Less: current maturities	(15.0)	(12.5)
Long-term debt	$—	$10.0

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

NOTE 12—GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 13—STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at March 31, 2005:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	92,400	$54.11	22,499
The 1999 Program	1,350,000	296,416	$45.50	136,416
The 2000 Option Plan	2,287,500	1,188,553	$38.47	6,246
The 2003 Outside Director Plan	225,000	90,000	$50.15	135,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,704,869	$40.73	800,161
Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	—
Total	7,688,750	1,754,870	$40.05	800,161

Summary

Activity under these plans for the periods ended March 31, 2005 and 2004 was as follows (shares in millions):

	Three Months Ended March 31,
	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.8	$39.99	2.1	$32.55
Granted	—	$63.85	—	$49.04
Cancelled	—	$61.25	—	$29.74
Exercised	(0.1)	$47.31	(0.1)	$19.00
Options outstanding at the end of the period	1.7	$40.05	2.0	$33.54
Options exercisable at the end of the period	0.6	$31.12	0.2	$20.00
Weighted average fair value of options granted during the period		$13.32		$22.48

The following table summarizes information about stock options outstanding at March 31, 2005 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.33 - $14.69	0.20	6.80	$12.76	0.08	$11.88
$15.47 - $18.17	0.21	6.60	$17.42	0.14	$17.14
$20.88 - $44.58	0.18	5.95	$28.58	0.13	$28.69
$46.91 - $48.82	0.26	8.91	$48.16	0.03	$47.61
$48.99	0.66	8.50	$48.99	0.17	$48.99
$49.70 - $60.38	0.13	8.83	$55.15	0.01	$50.25
$61.03 - 66.24	0.11	8.83	$62.32	—	$—
$ 4.33 - $66.24	1.75	7.92	40.05	0.56	$31.12

Restricted Stock Plan

The 2003 Restricted Stock Plan, as amended in 2004, authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director. Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement. Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

Contingent upon the completion of the merger with Medicis, Inamed is contractually obligated to pay its financial advisor approximately $14.0, which will change based upon the value of total merger consideration at the closing of the merger.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “might,” “will,” “potential,” “predict,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

•       Results of Operations—provides a consolidated analysis of the results of operations for the two periods presented in our financial statements, including prospective information.

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

We manufacture our products in California, Costa Rica and Ireland. We also purchase finished products and certain raw material components from third party manufacturers. The cost of goods sold represents the cost of third party finished products, raw materials, labor, overhead, and royalties. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, manufacturing efficiencies or inefficiencies, and royalty payments.

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

In March 2005, Inamed announced the execution of a merger agreement, by and among Inamed, Medicis Pharmaceutical Corporation, and Masterpiece Acquisition Corp., a wholly-owned subsidiary of Medicis. Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corp. Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine. Under the terms of the transaction, Inamed stockholders will receive 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock. The completion of the merger is subject to several conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act).

On May 5, 2005, we received a request for additional information from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The information request was issued under the notification requirements of the HSR Act. The effect of the second request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. We intend to respond promptly to the information request and continue to expect the merger to close by the end of calendar 2005.

During the first quarter of fiscal 2005, we incurred approximately $5.2 million of costs related to the transaction, primarily for legal and other professional fees. The costs were recorded as selling, general and administrative costs.

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

Cash provided by operations was $13.2 million for the three months ending March 31, 2005 compared to $20.4 million for the three months ended March 31, 2004. The decrease was primarily due to a decrease in net income as well as an increase in accounts receivable of $9.6 million due to increased sales. In addition, royalty payments have increased as a result of the Ethicon settlement in the second quarter of 2004, which requires us to pay higher royalties on sales of the LAP-BAND System. Prepaid and other current assets increased $2.6 million primarily due to prepayments in relation to our clinical trials. Accruals and other long-term liabilities increased primarily due to merger-related expenses. We expect cash provided by operations to increase for the full year as a result of increased sales and net income.

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

Results of Operations

Certain items in this section are presented excluding the $5.2 million in merger related expenses and reclassification of royalties. The merger expenses are outside our normal business operations and therefore not reflective of the underlying trends in our business. The royalty information is presented to facilitate comparative review of prior periods. We present these items in a manner that is consistent with how management views our business.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Sales

					Three Months Ended
					March 31, 2005 vs 2004
	Three Months Ended	Percent of	Three Months Ended	Percent of	Dollar	Percent
	March 31, 2005	sales	March 31, 2004	sales	change	change
Inamed Aesthetics—Breast	$59.2	56%	$52.8	58%	$6.4	12%
Inamed Health—Obesity intervention	27.6	26%	19.2	21%	8.4	44%
Inamed Aesthetics—Facial	17.5	17%	17.5	20%	—	—
Other Products	0.9	1%	1.3	1%	(0.4)	(31)%
Total	$105.2	100%	$90.8	100%	$14.4	16%

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

•       In the United States, we have seen a continued acceptance of our saline implants, primarily led by the Style 68 smooth round saline matrix implants, as well as growth in our tissue expander products used for reconstruction purposes.

•       Internationally, our growth was primarily driven by our BioDIMENSIONAL™ Cohesive Gel Matrix™ products (Style 410, Style 510, and Soft Touch implants).

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

•       An increase in insurance coverage for LAP-BAND System procedures progressed in the U.S and an increase in peer reviewed articles continued supporting the safety and efficacy of the LAP-BAND System, both from the managed care and employer perspective.

•       The obesity epidemic has been widely publicized in the press and is anticipated by experts to be a serious and prevalent health care issue for the foreseeable future.

For 2005, sales of obesity intervention products are expected to increase in excess of 30% compared to sales in 2004.

Inamed Aesthetics—Facial.   Facial aesthetics sales for the three months ended March 31, 2005 were equal to sales for the same period ended March 31, 2004. In February 2005, we launched Captique™, our first non-animal, stabilized hyaluronic acid-based dermal filler in the U.S. In Europe we continued to grow the Hydrafill product family, our non-animal, stabilized hyaluronic acid-based dermal filler in the markets that we have rights to distribute. Our collagen product revenues continued to decline during the quarter primarily due to introductions of hyaluronic acid-based dermal fillers and competitive products in the U.S.

In 2005, sales of facial aesthetics products are expected to increase slightly over 2004.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
Three Months Ended March 31, 2005	$29.2	27.8%	72.2%	(0.4)%
Three Months Ended March 31, 2004	$24.9	27.4%	72.6%

The decrease in gross margins is primarily due to increased royalty expenses related to our sales of the LAP-BAND System. In the three months ended March 31, 2005, we accrued royalties on U.S. sales at 7.5% and on foreign sales at 3.5%, pursuant to a settlement agreement in July 2004. In the three months ended March 31, 2004, we were accruing royalties at a lower rate. We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation. Excluding this reclassification, the gross profit margin would have been 75.8% in the first quarter 2005 compared with 74.3% in the same period 2004.

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

General and administrative expense increased in absolute dollars and as a percentage of sales for the three months ended March 31, 2005 over the same period in 2004, primarily due to costs associated with our announced merger with Medicis Pharmaceutical Corporation. We incurred approximately $5.2 million in expenses related to the merger in the first quarter of 2005, consisting primarily of legal fees and other professional fees. See company and industry overview. Excluding the reclassification of royalties and the merger related expenses of $5.2 million, SG&A would have been 43% of sales in the first quarter 2005 compared with 41% in the same period 2004. We expect to continue to incur merger expenses that may be material throughout the remainder of 2005.

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

Income Tax Expense

Our effective tax rate for the first quarter of 2005 was 30.3%, up from 26.0% for the first quarter of 2004. The higher rate is related to non-deductible expenses incurred in the U.S. in the first quarter of 2005, related to our proposed merger with Medicis. Excluding these merger-related expenses, our effective tax rate would be 24.5%. We expect our tax rate to be 24% to 26% for the full year of 2005.

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

We account for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” Under SFAS No. 142, goodwill is not amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, we evaluate the fair value of the reporting unit in relation to its carrying value, including goodwill. As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized. If the fair value of the reporting unit is less than the carrying value, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model. Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years. In accordance with SFAS No. 142, we reassess the estimated useful lives annually.

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

Product Warranties

We have accruals for our warranty programs for our breast implant sales in the United States, Europe, and certain other countries. We estimate the amount of potential future claims from this warranty based on actuarial analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet. Substantially all of the product warranty liability arises from the U.S. warranty program. Settlements in excess of the warranty coverage, if any, are recorded within selling, general and administrative expense in the period the liability is incurred. The U.S. plan, in most cases, provides lifetime product replacement and one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. We do not currently offer a warranty on our facial or health products, and therefore no amount is included in the liability for those products. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosures concerning the risks of our products and implantation surgery. We believe that our estimate for product warranties is a “critical accounting estimate” because it requires us to estimate failure rates, claim amounts, and discount rates. Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

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

THERE ARE MATERIAL RISKS RELATED TO THE POTENTIAL DELAY OR FAILURE TO CONSUMMATE THE PROPOSED MERGER WITH MEDICIS.

The proposed merger with Medicis may not be completed on the anticipated timetable, and it is possible that the merger will not be completed at all. The delay or failure to consummate the proposed merger with Medicis could negatively impact our stock price and future business and operations. If the merger with Medicis is delayed or not consummated for any reason, we may be subject to a number of material risks, including the following:

•       The price of our common stock may decline, as the current market price of our common stock may reflect an assumption that the proposed merger will be consummated and that our stockholders will become stockholders of Medicis upon closing of the merger;

•       We must pay certain expenses related to the proposed merger, including substantial financial advisory, legal, accounting and other merger-related fees even if the merger is not consummated, which could affect our results of operations and cash liquidity, and potentially our stock price;

•       Significant management and other resources have been diverted to efforts to consummate the proposed merger and, if the merger is not consummated, such efforts will result in little or no benefit to us;

•       Current and prospective employees may experience uncertainty about their future role with us, which may adversely affect our ability to attract and retain key management, research and development, manufacturing and other personnel;

•       The announcement of the proposed merger may have an adverse effect on our revenues in the near-term and our market position if our customers, suppliers, marketing and collaboration partners and other third parties delay, defer or cancel purchases pending resolution of the proposed merger;

•       If the merger agreement with Medicis is terminated and our Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with Medicis.

•  If the merger agreement is terminated by Medicis under certain circumstances, and if we enter into a change of control transaction subsequent to such termination, we may be required to pay to Medicis a termination fee of $90 million. We may also be required to pay a fee of $10 million upon our breach of the terms and conditions of the merger agreement. These fees may deter other parties from offering to acquire us, which could interfere with the ability of our stockholders to receive a premium for their shares of our stock.

In addition, the merger agreement contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition, including obtaining antitrust clearance. On May 5, 2005, we received a request for additional information from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The information request was issued under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). The effect of the second request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. There can be no assurance that this merger will receive antitrust clearance from the FTC on a timely basis, if at all, and either Inamed or Medicis may be required to divest a portion of its respective operations to obtain antitrust clearance.

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

•       events related to the proposed merger with Medicis and/or the operating results or stock price of Medicis;

•       merger-related expenses if the merger with Medicis is not consummated;

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

WE DEPEND ON A SOLE OR LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND CERTAIN OF OUR MANUFACTURING PROCESSES ARE ONLY PERFORMED AT ONE LOCATION WORLDWIDE. LOSS OF ANY SUPPLIER OR INTERRUPTION OF SUCH MANUFACTURING PROCESSES COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND/OR SELL MANY OF OUR PRODUCTS.

We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce or obtain a sufficient amount of quality silicone raw materials in a timely manner. We depend on third party manufacturers for silicone molded components and silicone facial implants. We also depend on third party manufacturers for our facial aesthetics product lines with the exclusion of the bovine and human based collagen products. In addition, we currently rely on Immucor, Inc. for the supply of human collagen mesh, used in the production of CosmoDerm and CosmoPlast. Additionally, certain of our manufacturing processes are only performed at one location worldwide.

If there is any disruption in the supply of these finished goods or raw material, or interruption of such manufacturing processes, our sales and profitability for the affected products would be adversely affected.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

Approximately 40% of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble all of our breast implant products and obesity intervention products in Ireland and in Costa Rica. A large percentage of our operating expenses are denominated in currencies other than the U.S. dollar due to the elimination of our Santa Barbara manufacturing operations. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. On April 12, 2005, we announced that the General and Plastic Surgery Advisory Panel (Panel) of the FDA recommended by a 5-4 vote the non-approval to the FDA of our PMA application to market silicone gel-filled breast implants in the U.S. On April 13, 2005, Mentor Corporation announced that the Panel recommended approval to the FDA of its PMA application to market silicone gel-filled breast implants. While the Panel’s recommendations are not binding on the FDA, if the FDA follows both recommendations of the Panel, then Mentor’s silicone-gel filled breast implants could be the only approved silicone gel-filled breast implants in the U.S., which could provide Mentor with a significant competitive advantage at least in the short-term over us in the U.S. breast implant market.

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

Interest Rate Exposure—Based on our overall interest rate exposure at March 31, 2005, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2005, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

Foreign Currency Exposure—Inamed’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the movement of the U.S. dollar relative to the Euro and Yen. Inamed’s transactional currency exposures arise when Inamed or one of its subsidiaries enter into transactions denominated in currencies other than their local currency. Inamed also faces currency exposure arising from the translation of the financial results of Inamed’s global operations into U.S. dollars at exchange rates that have fluctuated during the reporting period.

There were no foreign exchange forward or option contracts at March 31, 2005 or 2004. Based on Inamed’s overall exposure for foreign currency at March 31, 2005, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.                Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. The Court has not yet issued its order on claim construction. We expect the Court to schedule a status conference after it issues its claim construction order to set the pretrial schedule, including expert discovery. We believe we have strong defenses to the lawsuit and intend to defend it vigorously.

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
2.1

Agreement and Plan of Merger dated as of March 20, 2005 by and among Inamed Corporation, Medicis Pharmaceutical Corporation, and Masterpiece Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 of Inamed’s Current Report on Form 8-K filed with the Commission on March 21, 2005.)

3.1

Inamed’s Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.)

3.2	Inamed’s By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.)
4.1	Registration Rights Agreement, dated as of September 30, 1998. (Incorporated herein by reference to Exhibit 99.10 of Inamed’s Current Report on Form 8-K filed with the Commission on October 15, 1998.)
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

4.7

Amendment No. 3 to Amended and Restated Rights Agreement, dated as of March 20, 2005, by and between Inamed Corporation and U.S. Stock Transfer Corporation, as Rights Agent. (Incorporated herein by reference to Exhibit 4.4 of Inamed’s Report on Form 8-A/A filed with the Commission on March 21, 2005.)

10.50*

Settlement Agreement dated as of June 21, 2004, by and between Ethicon Endo-Surgery, Inc., Lubomyr I. Kuzmak, M.D., Inamed Corporation, Inamed Development Company and BioEnterics Corporation. (Incorporated herein by reference to Exhibit 10.50 to Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.51#	Change in Control Agreement by and between Inamed Corporation and Patricia Walker, dated January 10, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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