Form 10-Q
period 2005-06-30
INAMED CORP
filed 2005-08-09
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 3, 2005, there were 36,313,302 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

This report contains trademarks and trade names that are the property of Inamed Corporation and its subsidiaries, and of other companies, as indicated.

In this document, the words ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ ‘‘us,’’ “Company” and ‘‘Inamed’’ refer only to Inamed Corporation and its subsidiaries, not any other person or entity.

PART I—FINANCIAL INFORMATION

ITEM 1.   Financial Statements

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions, except par value)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$81.2	$107.2
Short-term investments	68.2	23.1
Trade accounts receivable, net of allowances of $19.0 in 2005 and $18.7 in 2004	76.9	69.2
Inventories, net	59.7	56.0
Prepaid expenses and other current assets	14.1	13.5
Deferred income taxes	8.8	10.2
Total current assets	308.9	279.2
Property and equipment, net	60.4	62.5
Goodwill	136.4	151.9
Other intangible assets, net	49.0	50.9
Deferred income taxes	18.3	22.8
Other assets	1.8	2.8
Total assets	$574.8	$570.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12.5	$12.5
Accounts payable	24.2	20.8
Income taxes payable	2.9	6.2
Accrued liabilities and other	39.3	41.5
Total current liabilities	78.9	81.0
Long-term debt, net of current portion	—	10.0
Other long-term liabilities	16.7	32.8
Commitments and contingencies (see note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 shares; issued and outstanding 36.3 and 35.9 shares for 2005 and 2004, respectively	0.4	0.4
Additional paid-in capital	260.8	244.8
Retained earnings	226.3	192.0
Deferred compensation	(10.7)	(4.8)
Accumulated other comprehensive income	2.4	13.9
Total stockholders’ equity	479.2	446.3
Total liabilities and stockholders’ equity	$574.8	$570.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net sales	$114.6	$99.7
Cost of goods sold	31.8	26.8
Gross profit	82.8	72.9
Operating expenses:
Selling, general and administrative (see note 2)	44.8	57.3
Research and development	11.0	6.6
Restructuring charges	(0.2)	—
Amortization of intangible assets	1.4	1.3
Total operating expenses	57.0	65.2
Operating income	25.8	7.7
Other income (expense):
Net interest income (expense) and debt costs	0.6	(0.1)
Foreign currency transaction losses	(0.2)	(0.4)
Royalty income and other	1.1	1.3
Total other income, net	1.5	0.8
Income before income tax expense	27.3	8.5
Income tax (benefit) expense	6.7	(1.3)
Net income	$20.6	$9.8
Net income per share of common stock:
Basic	$0.57	$0.28
Diluted	$0.56	$0.27
Weighted average shares outstanding:
Basic	36.2	35.5
Diluted	36.6	36.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share data)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales	$219.9	$190.5
Cost of goods sold	61.1	51.8
Gross profit	158.8	138.7
Operating expenses:
Selling, general and administrative (see note 2)	91.7	94.6
Research and development	20.8	11.9
Restructuring charges	(0.7)	—
Amortization of intangible assets	2.7	2.4
Total operating expenses	114.5	108.9
Operating income	44.3	29.8
Other income (expense):
Net interest income and debt costs	0.9	0.3
Foreign currency transaction losses	(0.2)	(0.2)
Royalty income and other	2.0	2.3
Total other income, net	2.7	2.4
Income before income tax expense	47.0	32.2
Income tax expense	12.7	4.9
Net income	$34.3	$27.3
Net income per share of common stock:
Basic	$0.95	$0.77
Diluted	$0.94	$0.76
Weighted average shares outstanding:
Basic	36.1	35.4
Diluted	36.5	35.9

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(millions)

						Accumulated
	Common Stock		Additional			Other	Total
	(Issued)		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity
Balance, December 31, 2004	35.9	$0.4	$244.8	$192.0	$(4.8)	$13.9	$446.3
Comprehensive income:
Net income				34.3			34.3
Translation adjustment						(11.5)	(11.5)
Total comprehensive income							22.8
Restricted stock grant	0.1		7.4		(7.4)		—
Employee stock purchase plan	0.1		2.3				2.3
Amortization of stock compensation					1.5		1.5
Exercise of stock options	0.2		5.1				5.1
Tax benefit of option exercises			1.2				1.2
Balance, June 30, 2005	36.3	$0.4	$260.8	$226.3	$(10.7)	$2.4	$479.2

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Six Months Ended, June 30, 2005	Six Months Ended, June 30, 2004
Cash flows from operating activities:
Net income	$34.3	$27.3
Non-cash elements included in net income:
Depreciation and amortization	7.6	6.7
Tax benefit from stock option exercises	1.2	1.8
Deferred income taxes	5.7	3.5
Non-cash compensation	1.5	1.1
Provision for doubtful accounts	1.0	2.2
Amortization of deferred loan costs	0.1	0.1
Changes in operating assets and liabilities:
Trade accounts receivable	(12.1)	(5.1)
Inventories	(5.3)	(7.3)
Prepaid expenses and other current assets	(1.0)	1.0
Other assets	1.3	3.8
Accounts payable	3.7	3.9
Income taxes payable	(2.1)	(3.7)
Accruals and other long-term liabilities	(3.0)	(7.8)
Net cash provided by operating activities	32.9	27.5
Cash flows from investing activities:
Purchase of property and equipment	(5.0)	(9.9)
Purchase of investments	(77.6)	(9.9)
Proceeds from maturities of investments	32.2	—
Purchase of intangibles	(1.0)	(10.2)
Net cash used in investing activities	(51.4)	(30.0)
Cash flows from financing activities:
Principal repayment of long-term debt	(10.0)	(5.0)
Issuance of common stock	7.4	4.6
Net cash used in financing activities	(2.6)	(0.4)
Effect of exchange rate changes on cash	(4.9)	0.1
Change in cash and cash equivalents:
Net change in cash and cash equivalents	(26.0)	(2.8)
Cash and cash equivalents at beginning of period	107.2	80.5
Cash and cash equivalents at end of period	$81.2	$77.7
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$0.5	$0.7
Income taxes	$5.1	$2.9

Non-cash investing and financing activities:

Amortization of investment premiums for the six months ended June 30, 2005 and 2004 was $0.1 and $0.0, respectively.

Reduction of deferred tax liability and goodwill recorded on acquisition of Collagen Corporation for the six months ended June 30, 2005 and 2004: $14.6 and $0.0, respectively.

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

In March 2005, Inamed announced the execution of a merger agreement, by and among Inamed, Medicis Pharmaceutical Corporation, and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis. Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corporation. Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine. Under the terms of the transaction, Inamed stockholders will receive 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock. The completion of the merger is subject to several conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act).

On May 5, 2005, the Company received a request for additional information (the Second Request) from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The Second Request was issued under the notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the Second Request, unless terminated sooner by the FTC. Inamed intends to respond promptly to the Second Request and continues to expect the merger to close by the end of calendar 2005.

During the three and six months ended June 30, 2005, Inamed incurred approximately $0.7 and $6.0, respectively, of costs related to the merger transaction, primarily for legal and other professional fees. The costs were recorded in selling, general and administrative expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash in banks and highly liquid debt instruments purchased with maturities of three months or less. Inamed maintains balances in financial institutions with a Standard and Poor’s or a Moody’s commercial paper rating of A1 or P1, respectively. In the U.S., these balances at times are in excess of federally insured limits.

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

The gross unrealized losses and fair value of the Company’s investments at June 30, 2005 are as follows:

Less Than 12 Months
	Fair Value	Unrealized Gains (Losses)
Corporate Bonds	$ 33.9	$ 0.2
Federal Agency—Mortgage
Backed Securities	34.2	(0.3)
Total	$ 68.1	$ (0.1)

Because of the short-term nature of the investments and because the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at June 30, 2005 and December 31, 2004 were $0.0. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and when Inamed does not have the ability to exercise significant influence over operations. These investments are accounted for under the equity method when ownership is greater than 20% or when Inamed has the ability to exercise significant influence. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The amount presented for long-term debt approximates fair value because the interest rate adjusts periodically based on current market rates.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on its judgment of probable future commercialization. As of June 30, 2005, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant. Additionally, certain of the Company’s manufacturing processes are only performed in one location worldwide. A change in suppliers or the interruption of such manufacturing processes could cause a delay in product supply or manufacturing and/or a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years, except for leasehold improvements which are depreciated over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Asset retirements and dispositions are accounted for in accordance with SFAS No. 144 as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and certain sections of Accounting Principles Board Opinion (APB) No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard uses a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset. Upon the determination that an impairment review is required, the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model. This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors. These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data. If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value. As with all cash flow models there is an inherent subjectivity. The assumptions listed above could be different from actual results which would in turn create a different valuation. If these assumptions change in the future, the Company may be required to record impairment charges for those assets. As of June 30, 2005, Inamed does not believe that any such changes have taken place. The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but is subjected to a transitional impairment analysis and is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, the Company evaluates the fair value of the reporting unit in relation to its carrying value, including goodwill. As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized. If the fair value of the reporting unit is less than its carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

License and distribution rights—In the normal course of business, the Company enters into collaborative license and distribution contracts. These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant. When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment. Payments for these rights made in advance of regulatory approval are evaluated for capitalization based upon certain factors including: the contract terms, alternative future uses for the product, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information. Payments made to third parties subsequent to regulatory approval are capitalized. Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of five to twenty-one years. Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense. License rights are assessed periodically for impairment, in accordance with SFAS No. 144.

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both the current and long-term liabilities in the balance sheet (see Note 10). The U.S. plan provides lifetime product replacement and, in most cases, one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan. The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations. Substantially all of the product warranty liability arises from the U.S. warranty program. Settlements in excess of the warranty coverage, if any, are recorded as selling, general and administrative expense in the period the liability is incurred.

	Accrued Warranty Six Months Ended June 30, 2005	Accrued Warranty Six Months Ended June 30, 2004
Balance at December 31	$ 12.0	$ 10.4
Accruals for warranties issued during the period	2.9	2.4
Settlements made during the period	(2.0)	(1.8)
Balance	$ 12.9	$ 11.0

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

A portion of the Company’s revenue is generated from consigned inventory of breast implants maintained at doctors, hospitals and clinic locations. The customer is contractually obligated to maintain a specific level of inventory and to notify Inamed upon use. For these products, revenue is recognized at the time Inamed is notified by the customer that the product has been implanted. Notification is usually through the replenishing of the inventory and Inamed periodically reviews consignment inventories to confirm accuracy of customer reporting. Food and Drug Administration (FDA) regulations require tracking the sales of all implanted products.

The Company’s sales to independent distributors are conducted under the same revenue recognition criteria as sales via the direct sales force. Independent distributors do not have explicit or implicit rights to return product and do not maintain consignment inventory.

Research and Development (R&D)

Inamed conducts its R&D internally as well as through contracts with other companies in the research and development of new products and processes. R&D expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, contract services, consultants and other outside costs. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all R&D costs are expensed as incurred.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC released Staff Accounting Bulletin No. 107 that permits filers to implement SFAS No. 123R beginning with their next fiscal year after June 15, 2005. Accordingly, Inamed will apply the provisions of SFAS No. 123R beginning after December 31, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Inamed is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company anticipates adopting the prospective method and is currently evaluating the impact of this standard on its financial statements.

With respect to the Company’s 2003 Restricted Stock Plan, as amended in 2004, Inamed has recorded $10.7 net of amortization, in deferred stock-based compensation in accordance with APB No. 25. Stock compensation expense is recognized over the vesting period of the stock. The awards vest fifty percent in three years and the balance in five years. The holders of the restricted stock are also “locked out” from selling any of these shares prior to the fifth year, with the exception that shares may be sold earlier to satisfy tax liabilities. Stock compensation expense for the three months ended June 30, 2005 and 2004 was $0.9 and $0.5, respectively. For the six months ended June 30, 2005 and 2004, stock compensation expense was $1.5 and $1.1, respectively. See note 13.

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

			Weighted Average
	Risk Free Interest	Dividend	Expected Life of the
Year	Rate	Yield	Option (Years)	Volatility Factor
2005	3.87% - 3.88%	0.0	3.25	24.7% - 43.0%
2004	3.15% - 3.34%	0.0	4.00	28.5% - 44.1%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$ 20.6	$ 9.8	$ 34.3	$ 27.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.5	0.3	0.9	0.6
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2.2)	(2.6)	(4.3)	(4.8)
Pro forma net income	$ 18.9	$ 7.5	$ 30.9	$ 23.1
Earnings Per Share
Basic as reported	$ 0.57	$ 0.28	$ 0.95	$ 0.77
Basic pro-forma	$ 0.52	$ 0.21	$ 0.86	$ 0.65
Diluted as reported	$ 0.56	$ 0.27	$ 0.94	$ 0.76
Diluted pro-forma	$ 0.52	$ 0.21	$ 0.85	$ 0.65

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income. Translation gains and losses are recorded in the consolidated statements of income. Accumulated foreign currency gains were $2.4 and $3.8 at June 30, 2005 and 2004, respectively.

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

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States. In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate. No tax benefit has been included in the provision for income taxes for the three and six months ended June 30, 2005 for the $0.7 and $6.0, respectively, in merger related expenses.

Recent Pronouncements

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS No. 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision. This Staff Position was effective upon issuance. The Company may elect to apply this provision to qualifying earnings repatriations in its 2005 calendar year. The Company is currently evaluating the effects of the repatriation provision. The range of possible amounts that the Company is considering for repatriation under this provision is between $0.0 and $100.0 The related potential range of income tax is between $0.0 and $7.3.

NOTE 4—RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs, the majority of which relates to severance. This restructuring was undertaken to consolidate manufacturing facilities. The annual savings to cost of goods sold from the relocation to lower-cost manufacturing facilities is approximately $5.3 per year. To date, the Company eliminated approximately 150 manufacturing positions in Santa Barbara, and added approximately 80 of these positions in Ireland and Costa Rica. Inamed accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the consolidation, the Company accelerated the depreciation on certain assets with shortened useful lives, charging $0.0 and $0.4 to cost of goods sold for the six months ended June 30, 2005 and 2004, respectively. These assets were fully depreciated as of March 31, 2004. In the three and six months ended June 30, 2005, the Company reversed $0.2 and $0.7, respectively, of previously accrued severance charges for employees who elected to leave the Company prior to their termination date or obtained other positions within the Company. The Company does not expect any further material costs with respect to the 2002 restructuring.

Inamed recorded $12.0 of restructuring costs in the first quarter of 2001. This restructuring was a series of events to reorganize senior management and to consolidate facilities and administrative functions. The Santa Barbara reduction was facilitated by having certain manufacturing operations move to Inamed’s new facility in Costa Rica and the move of Santa Barbara’s remaining manufacturing to a local facility. These costs were primarily employee severance costs which will be paid through 2005.

A summary of activity related to the restructuring charges is as follows:

Employee Termination Benefits
2001 restructuring accrual:
Balance at December 31, 2004	$ 0.2
Cash paid through June 30, 2005	(0.2)
Accrual balance at June 30, 2005	$ —
2002 restructuring accrual:
Balance at December 31, 2004	$ 1.0
Cash paid through June 30, 2005	(0.3)
Reversal of accrued severance	(0.7)
Accrual balance at June 30, 2005	$ —

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Income—Basic and Diluted	$ 20.6	$ 9.8	$ 34.3	$ 27.3
Weighted average shares outstanding—Basic	36.2	35.5	36.1	35.4
Dilutive effect of stock options	0.4 (1)	0.5 (1)	0.4 (1)	0.5 (1)
Weighted average shares outstanding—Diluted	36.6	36.0	36.5	35.9
Per share amount
Basic	$ 0.57	$ 0.28	$ 0.95	$ 0.77
Diluted	$ 0.56	$ 0.27	$ 0.94	$ 0.76

(1)          The calculation excludes 0.0 options that are anti-dilutive for all periods presented.

NOTE 6—INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2005	2004
Raw materials	$15.0	$13.4
Work in progress	13.7	11.1
Finished goods, net	31.0	31.5
	$59.7	$56.0

NOTE 7—SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Breast Aesthetics	$64.5	$57.3	$123.8	$110.2
Health	29.7	21.1	57.4	40.3
Facial Aesthetics	19.1	20.5	36.6	37.9
Other*	1.3	0.8	2.1	2.1
Total	$114.6	$99.7	$219.9	$190.5

*       Other includes ongoing sales to other medical manufacturers (principally sales of Contigen).

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
U.S.	$66.7	$59.9	$130.3	$115.1
All Other Countries*	47.9	39.8	89.6	75.4
Total	$114.6	$99.7	$219.9	$190.5

*       No individual country’s sales comprised more than 10% of net sales for any of the periods.

NOTE 8—INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income	$0.9	$0.2	$1.5	$1.0
Interest expense	(0.3)	(0.3)	(0.6)	(0.7)
Net interest income	$0.6	$(0.1)	$0.9	$0.3

NOTE 9—ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other is summarized as follows:

	June 30,	December 31,
	2005	2004
Salaries, wages, and payroll taxes	$12.9	$16.4
Accrued royalty expense	4.3	3.5
Trilucent liability, current	5.5	5.5
Other	16.6	16.1
Total accrued liabilities and other	$39.3	$41.5

NOTE 10—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2005	2004
Warranty provision	$9.5	$8.8
Deferred income tax liability*	—	11.8
Other liabilities	7.2	12.2
Total other long-term liabilities	$16.7	$32.8

*                    Deferred tax liability related to acquisition of Collagen Corporation was reduced in the current quarter. See Note 12.

NOTE 11—LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30,	December 31,
	2005	2004
Variable 1-month LIBOR plus 2.00% note, due December 2006	$12.5	$22.5
Less: current maturities	(12.5)	(12.5)
Long-term debt	$—	$10.0

In July 2003, the Company obtained a credit facility having a principal balance of $65.0 for a term of five years and also entered into a revolving credit facility of $35.0. Inamed is currently using $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $18.2 million of revolver capacity was unused as of June 30, 2005.

The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus 2.0%. The interest rate as of June 30, 2005 applicable to Inamed’s long term debt was approximately 5.3%.

The long-term debt facilities above are secured by substantially all of the Company’s assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio. In addition, the sum of funds used to pay dividends and purchase shares of the Company’s common stock is limited to $75.0 over the life of the facility. As of June 30, 2005, the Company was in compliance with these covenants.

As of June 30, 2005 and December 31, 2004, Inamed had $0.6 and $0.8, respectively, of unamortized financing costs recorded in other assets. These costs will be amortized ratably over the life of the term loan facility maturing in July 2008.

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

Goodwill was $136.4 as of June 30, 2005 and $151.9 as of December 31, 2004. The changes since December 31, 2004 include $14.6 in relation to the reduction of a deferred tax liability recorded at the acquisition of Collagen Corporation upon settlement with tax authorities, and the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $44.9 and $46.8 as of June 30, 2005 and December 31, 2004, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to twenty-one years. Other intangible assets not subject to amortization were $4.1 at June 30, 2005 and December 31, 2004. Total other intangible assets are as follows:

		June 30, 2005			December 31, 2004
	Weighted		Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net
Licenses	13.2	$63.1	$(22.2)	$40.9	$62.2	$(19.6)	$42.6
Patents	16.0	5.5	(1.8)	3.7	5.7	(1.9)	3.8
Other	3.0	0.4	(0.1)	0.3	2.8	(2.4)	0.4
Total intangibles subject to amortization		$69.0	$(24.1)	$44.9	$70.7	$(23.9)	$46.8
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.1	$(24.1)	$49.0	$74.8	$(23.9)	$50.9

Aggregate amortization expense for intangible assets was $1.4 and $2.7 for the three and six months ended June 30, 2005 and $1.3 and $2.4 for the three and six months ended June 30, 2004, respectively. For the next five years, amortization expense on existing intangible assets is expected to be approximately $4.7 to $5.2 per year.

NOTE 13—STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at June 30, 2005:

		Number of
		securities to be
		issued upon the	Weighted average	Number of options
		exercise of	exercise price of	remaining available
	Authorized shares	outstanding options	outstanding options	for future issuance
The 1993 Plan	225,000	37,500	$19.20	—
The 1998 Plan	675,000	87,400	$53.75	27,499
The 1999 Program	1,350,000	288,916	$44.68	136,416
The 2000 Option Plan	2,287,500	1,119,900	$39.35	1,246
The 2003 Outside Director Plan	225,000	105,000	$51.83	120,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,638,716	$41.40	785,161
Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	300,000
Total	7,688,750	1,688,717	$40.66	1,085,161

Summary

Activity under these plans for the periods ended June 30, 2005 and 2004 was as follows (shares in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Weighted		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price	Option	Price
Options outstanding at the beginning of the period	1.7	$40.05	2.0	$33.54	1.8	$39.99	2.1	$32.55
Granted	0.0	$63.47	—	$57.96	0.1	$63.72	0.1	$51.18
Cancelled	0.0	$53.54	(0.1)	$49.16	—	$55.75	(0.1)	$42.87
Exercised	(0.1)	$29.21	(0.1)	$17.51	(0.1)	$36.67	(0.2)	$18.34
Options outstanding at the end of the period	1.7	$40.66	1.9	$33.79	1.7	$40.66	1.9	$33.79
Options exercisable at the end of the period	0.5	$31.53	0.2	$20.17	0.5	$31.53	0.2	$20.17
Weighted average fair value of options granted during the period		$18.06		$18.22		$14.97		$21.46

The following table summarizes information about stock options outstanding at June 30, 2005 (shares in millions):

	Options Outstanding			Options Exercisable
		Wgtd. Avg.
		Remaining	Weighted
	Number	Contractual Life	Avg. Exercise	Number	Weighted Average
Range of exercise prices	Outstanding	(Years)	Price	Exercisable	Exercise Price
$4.33 - $14.69	0.19	6.57	$12.76	0.07	$11.71
$15.47 - $18.17	0.20	6.52	$17.43	0.13	$17.13
$20.88 - $46.91	0.18	6.15	$31.84	0.13	$27.84
$47.36 - $48.82	0.23	8.66	$48.30	0.03	$47.61
$48.99	0.63	8.25	$48.99	0.15	$48.99
$49.70 - $61.63	0.20	8.50	$57.37	0.02	$55.35
$61.90 - $68.17	0.06	8.49	$63.72	—	$—
$4.33 - $68.17	1.69	7.72	$40.66	0.53	$31.53

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

	Authorized Shares	Number of Shares Issued	Available for Issuance
The 2003 Restricted Stock Plan, as amended	300,000	256,300	43,700

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of goods sold	$0.1	$0.1	$0.2	$0.2
Selling, general and administrative	0.8	0.4	1.3	0.9
	$0.9	$0.5	$1.5	$1.1

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate”, “might”, “will”, “potential”, “predict”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “plan”, “possible”, “project”, and “should”, or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

•       Results of Operations—provides a consolidated analysis of the results of operations for the periods presented in our financial statements, including prospective information.

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

We manufacture our products in California, Costa Rica and Ireland. We also purchase finished products and certain raw materials from third party manufacturers. The cost of goods sold represents the cost of third party supplied finished products, raw materials, labor, overhead, and royalties. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party supplied finished products, raw materials, labor and overhead, manufacturing efficiencies or inefficiencies, and royalty payments.

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

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, consultants, and other outside costs. We also conduct research on materials technology, product design and product improvement.

In March 2005, Inamed announced the execution of a merger agreement by and among Inamed, Medicis Pharmaceutical Corporation, and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis. Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corporation. Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine. Under the terms of the transaction, Inamed stockholders will receive at closing 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock. The completion of the merger is subject to several conditions, including applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act).

On May 5, 2005, we received a request for additional information (the Second Request) from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The Second Request was issued under the notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the Second Request, unless terminated sooner by the FTC. We intend to respond promptly to the Second Request and continue to expect the merger to close by the end of calendar 2005.

During the three and six months ended June 30, 2005, we incurred approximately $0.7 million and $6.0 million, respectively, of costs related to the transaction, primarily for legal and other professional fees. The costs were recorded as selling, general and administrative costs.

On April 11, 2005, the General and Plastic Surgery Advisory Panel (Panel) of the FDA recommended by a five to four vote the non-approval to the FDA of our Pre-Market Approval (PMA) application to market responsive silicone gel-filled breast implants in the U.S. After consideration of the outcome of the Panel meeting and in consultation with the FDA, we modified our responsive gel PMA by separating data for eight round and the shaped Style 153 investigational devices. This PMA modification also included new ten to twelve year European data for these styles. Our Style 410 cohesive gel-filled breast implants are the subject of a separate PMA and were not part of the PMA under consideration by the Panel. We also decided to voluntarily end the availability of the Style 153 as an investigational device in clinical studies. The Style 153 accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004.

Mentor Corporation (Mentor) announced on July 28, 2005, that it had received an approvable letter from the FDA with respect to its silicone breast implants that had received the Panel’s recommendation of approval in April. According to Mentor, the approvable letter stipulates a number of conditions which Mentor must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the U.S. An approvable letter is one of several intermediate steps in the FDA review process of new products.

Liquidity and Capital Resources

We had cash and cash equivalents of $81.2 million and short-term investments of $68.2 million at June 30, 2005, an aggregate increase of $19.1 million from $107.2 million of cash and cash equivalents and $23.1 million of short-term investments at December 31, 2004. The increase was primarily the result of cash provided by operations of $32.9 million, offset primarily by the purchases of plant and equipment of $5.0 million, and principal payments of long-term debt of $10.0 million. In addition, foreign currency translation negatively impacted cash by $4.9 million due to the declining strength of the Euro against the

U.S. dollar. Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds. We invest a portion of our cash and cash equivalents in short-term investments with maturities of less than one year.

Cash provided by operations was $32.9 million for the six months ending June 30, 2005, compared to $27.5 million for the six months ending June 30, 2004. The increase was primarily the result of an increase in net income offset by an increase in accounts receivable of $12.1 million due to increased sales. In addition, inventory increased $5.3 million primarily in anticipation of our Enterprise Resource Planning, or ERP, implementation internationally. Accounts payable increased $3.7 million primarily due to clinical trial expenses and inventory purchases. Accruals and other long-term liabilities decreased primarily due to payments on our Trilucent liability (see Part II, Item I Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters). We expect cash from operations to increase for the full year as a result of increased sales and net income.

Cash used in investing activities of $51.4 million for the six months ended June 30, 2005 consists of $77.6 million for the purchase of short-term investments, $32.2 million received on the maturity of short-term investments, and $5.0 million in capital expenditures, primarily for our global ERP system. Cash used in investing activities of $30.0 million for the six months ended June 30, 2004 consisted of $9.9 million for the purchase of short-term investments, $10.2 million for the purchase of intangible assets, primarily license and distribution agreements, and $9.9 million in capital expenditures, primarily for our plant expansions and our global ERP system.

Cash used in financing activities for the six months ended June 30, 2005 of $2.6 million reflects proceeds of $7.4 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, or ESPP, offset by long-term debt principal payments of $10.0 million. Cash used by financing activities for the six months ended June 30, 2004 of $0.4 million reflected proceeds of $4.6 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the ESPP, offset by long-term debt principal payments of $5.0 million.

As of June 30, 2005, we had long-term debt of $12.5 million, all of which is classified in current liabilities. In addition, we had a $35.0 million five-year revolving credit facility, expiring in June 2008. We have utilized $16.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $18.2 million of revolver capacity was unused as of June 30, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.0%. Remaining principal payments of $11.3 and $1.2 million are scheduled to be paid in 2005 and 2006, respectively. We anticipate terminating this credit facility in relation to the closing of the pending merger. As such, we believe all remaining principal payments will be paid by the end of calendar 2005.

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

Results of Operations

Certain items in this section are presented excluding the $0.7 and $6.0 million for the three and six months ended June 30, 2005 in merger related expenses, reclassification of royalties, and the $17.2 million Ethicon settlement in the second quarter of 2004. The merger expenses and Ethicon settlement are outside our normal business operations and therefore not reflective of the underlying trends in our business. The royalty information is presented to facilitate comparative review of prior periods. We present these items in a manner that is consistent with how management views our business.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

Sales

	Three Months		Three Months		Three Months Ended
	Ended	Percent	Ended	Percent	June 30, 2005 vs 2004
	June 30, 2005	of sales	June 30, 2004	of sales	Dollar change	Percent change
Inamed Aesthetics—Breast	$64.5	56%	$57.3	57%	$7.2	13%
Inamed Health—Obesity intervention	29.7	26%	21.1	21%	8.6	41%
Inamed Aesthetics—Facial	19.1	17%	20.5	21%	(1.4)	(7)%
Other Products	1.3	1%	0.8	1%	0.5	63%
Total	$114.6	100%	$99.7	100%	$14.9	15%

	Six Months		Six Months		Six Months Ended
	Ended	Percent	Ended	Percent	June 30, 2005 vs 2004
	June 30, 2005	of sales	June 30, 2004	of sales	Dollar change	Percent change
Inamed Aesthetics—Breast	$123.8	56%	$110.2	58%	$13.6	12%
Inamed Health—Obesity intervention	57.4	26%	40.3	21%	17.1	42%
Inamed Aesthetics—Facial	36.6	17%	37.9	20%	(1.3)	(3)%
Other Products	2.1	1%	2.1	1%	—	—
Total	$219.9	100%	$190.5	100%	$29.4	15%

Net sales (net of returns, discounts, and allowances), or sales, for the three months ended June 30, 2005 and 2004, were affected by foreign exchange rate fluctuations positively by approximately 1% and 2%, respectively. Net sales were affected positively by foreign exchange rate fluctuations by approximately 1% and 5% for the six months ended June 30, 2005 and 2004, respectively.

Inamed Aesthetics—Breast.   The growth for the three and six months ending on June 30, 2005 of breast aesthetics sales was driven by several key factors:

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

Inamed Health—Obesity Intervention.   The increase in obesity intervention sales for the three and six months ended June 30, 2005 over the same periods in 2004 was primarily due to the following:

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

Inamed Aesthetics—Facial.   Facial aesthetics sales for the three and six months ended June 30, 2005 decreased over the same periods ended June 30, 2004. The primary cause of this decrease was the decline in our collagen product revenues in the U.S. during the three and six months due to increased competition. In February 2005, we launched Captique™, our first non-animal, stabilized hyaluronic acid-based dermal filler in the U.S. In Europe we continued to grow the Hydrafill product family, our non-animal, stabilized hyaluronic acid-based dermal filler in the markets that we have rights to distribute.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
Three Months Ended June 30, 2005	$31.8	27.7%	72.3%	(1.0)%
Three Months Ended June 30, 2004	$26.8	26.9%	73.1%
Six Months Ended June 30, 2005	$61.1	27.8%	72.2%	(0.6)%
Six Months Ended June 30, 2004	$51.8	27.2%	72.8%

The decrease in gross margins is primarily due to increased royalty expenses related to our sales of the LAP-BAND System. In the three and six months ended June 30, 2005, we accrued royalties on U.S. sales at 7.5% and on foreign sales at 3.5%, pursuant to the Ethicon settlement. During the three and six months ended June 30, 2004, we were accruing royalties at a lower rate. We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation. Excluding this reclassification, the gross profit margin would have been 76.0% and 75.9% for the three and six months ending June 30, 2005 compared with 74.8% and 74.6% for the same periods in 2004.

Selling, General and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended June 30, 2005	$44.8	39.1%	$(12.5)	(21.8)%
Three Months Ended June 30, 2004	$57.3	57.5%
Six Months Ended June 30, 2005	$91.7	41.7%	$(2.9)	(3.1)%
Six Months Ended June 30, 2004	$94.6	49.7%

We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the three and six months ended June 30, 2005 over the same periods in 2004. The increase is primarily due to the launch of our direct-to-consumer campaign for our obesity intervention products.

General and administrative expense decreased in absolute dollars and as a percentage of sales for the three and six months ended June 30, 2005 over the same periods in 2004, primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004. Included in the three and six months June 30, 2005 are $0.7 and $6.0 million, respectively, of costs associated with our announced merger with Medicis Pharmaceutical Corporation, consisting primarily of legal fees and other professional fees. See Item 2 Company and Industry Overview.

Excluding the reclassification of royalties, the merger-related expenses, and the non-recurring Ethicon charge, SG&A would have been 42.2 % and 42.6% of sales in the three and six months ended June 30, 2005, respectively, compared with 41.9% and 42.4% in the same periods in 2004. We expect to continue to incur merger expenses that may be material throughout the remainder of 2005.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
Three Months Ended June 30, 2005	$11.0	9.6%	$4.4	66.7%
Three Months Ended June 30, 2004	$6.6	6.6%
Six Months Ended June 30, 2005	$20.8	9.5%	$8.9	74.8%
Six Months Ended June 30, 2004	$11.9	6.2%

The majority of our research and development expense in the three and six months ending June 30, 2005 was related to the clinical development programs for our Juvéderm dermal fillers; our botulinum toxin Type A product, Reloxin™; and the responsive silicone gel and cohesive silicone gel breast implant clinical trials in the U.S. The increase in R&D expense in the three and six month periods ending June 30, 2005 over the same periods in 2004 was primarily due to our Phase III Reloxin trials, clinical investigations for Juvéderm, a non-animal, hyaluronic acid-based dermal filler, and ongoing costs related to our silicone gel breast implant regulatory programs.

The majority of the expenses in 2004 related to the clinical development programs for our Hylaform dermal filler, Reloxin, the silicone gel and cohesive silicone gel breast implant clinical trials, and PMA applications as applicable in the U.S.

In 2005, we expect research and development expenses will increase substantially over 2004. The expected increase is primarily due to:

•       The Reloxin Phase III trials in the U.S.;

•       The Juvéderm clinical trials and development in the U.S.; and

•       The U.S. responsive and cohesive gel regulatory activities.

The increase in investment in R&D is essential to advance our strategic and market positions in our three main product lines around the world.

Restructuring charges

In the three and six months ended June 30, 2005, we reversed $0.2 and $0.7 million, respectively, of previously accrued severance charges for employees who elected to leave Inamed prior to their termination date or obtained other positions within Inamed.

Amortization

For the three and six months ended June 30, 2005, amortization of intangible assets was $1.4 and $2.7 million, compared to $1.3 and $2.4 million for the same periods in 2004. The increase was primarily due to the purchase of a new license agreement.

Restricted Stock Plan

The 2003 Restricted Stock Plan, as amended in 2004, authorizes us to issue shares of common stock to any employee, officer, consultant, or non-employee director. Restricted stock awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement. Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or terminate.

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of goods sold	$0.1	$0.1	$0.2	$0.2
Selling, general and administrative	0.8	0.4	1.3	0.9
	$0.9	$0.5	$1.5	$1.1

Interest Income (Expense)

The increase in net interest income of $0.7 and $0.6 million for the three and six months ended June 30, 2005, compared to the same periods in 2004 is primarily due to higher balances of short-term investments, and overall increases in interest rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income	$0.9	$0.2	$1.5	$1.0
Interest expense	(0.3)	(0.3)	(0.6)	(0.7)
Net interest income	$0.6	$(0.1)	$0.9	$0.3

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the European Union (EU) Euro and the Japanese Yen. For the three and six months ended June 30, 2005 and 2004, our net sales included approximately $1.0 and $2.4 million, and $1.9 and $5.7 million, respectively, of favorable exchange effects.

Royalty Income and Other

Royalty income, net of other expenses, was $1.0 and $2.0 million for the three and six months ended June 30, 2005, respectively, compared to $1.3 and $2.3 million for the same periods in 2004.

Income Tax Expense

Our effective tax rate for the second quarter of 2005 was 24.7%, up from a benefit of 15.3% for the second quarter of 2004. Our effective tax rates for the six months ended June 30, 2005 and 2004 were 27.0% and 15.2%, respectively. The higher rates in 2005 versus 2004 are primarily due to the Ethicon patent settlement in June 2004 which was fully deductible in the U.S., a high tax rate jurisdiction, as well as non-deductible expenses incurred in the U.S. in 2005 related to our proposed merger with Medicis. Excluding those expenses, our effective tax rate would have been 24.1% and 26.0% for the three months ended June 30, 2005 and 2004, respectively. We expect our effective tax rate to be 24% to 26% for the full year of 2005.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We are currently evaluating the effects of the repatriation provision. The range of possible amounts that we are considering for repatriation under this provision is between $0.0 million and $100.0 million. The related potential range of income tax expense is between $0.0 million and $7.3 million.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. As of June 30, 2005, we hold no inventory for product candidates not yet approved by regulatory agencies. We write off inventory for estimated obsolescence or unmarketable inventory or write it down to the estimated market value based on assumptions about future demand and market conditions. We believe our estimates of inventory values is a “critical accounting estimate” because if actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. In addition, we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that are investigational devices in approved clinical trials or that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease causation, transmission, complications and other health factors, rupture, deflation or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We also face a substantial risk of product liability claims from our obesity intervention products and our facial aesthetics products. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons or concerns. We have, from time to time, entered into indemnification agreements with health care practitioners with respect to certain clinical research studies. Pursuant to these agreements, we have agreed to indemnify the health care practitioners from third-party claims (in addition to product liability claims) resulting from or arising out of these studies.

At present, except for some of our products used in current clinical trials, we have no third-party liability insurance to protect us from the damages and the costs of claims for damages due to the use or recall of our products or indemnification claims. Product liability claims, recall orders or indemnification claims could result in material losses.

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent breast implant. Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant. Under one settlement with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16,

2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. This policy was fully used as of June 30, 2004. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims. There was approximately $2.4 million remaining under this commitment at June 30, 2005 and $4.2 million remaining at December 31, 2004.

In addition, at June 30, 2005, we had an accrual for future Trilucent claims, costs, and expenses of approximately $6.8 million and insurance of $2.4 million, or $4.4 million, net of insurance. While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount. Further, the existing insurance coverage is subject to a number of conditions. Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that more than 90% of the United Kingdom residents and more than 75% of the women in the rest of the world, who had these implants have had them removed. The product was not sold commercially in the United States. Prior to February 15, 2005, an insurance company honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program. As of February 15, 2005, this policy expired in accordance with its terms. Despite the expiration of this policy, we may continue to pay for the explantations of certain Trilucent recipients, and hence it is possible that we will incur material liabilities for Trilucent-related explantation expenses in the future for which we will not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants. See Part II, Item 1 Legal Proceedings. To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 may apply for certain fixed levels of compensation, or may obtain an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate approximately 90 claims in which women in the U.K. are claiming serious medical complications from their Trilucent explantation procedure. In Spain, although approximately 310 women have accepted our protocol, approximately 61 have commenced individual legal proceedings (approximately 43 of which are still pending) and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees. More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants). The claims of many of these women may now be time-barred under Spanish law. In addition, in the second quarter of 2005, for the first time an appellate court in Spain issued a decision holding that Trilucent Breast Implants were not “defective” within the meaning of Spanish product liability law and dismissed a EUR 60,000 award issued by the lower court. While this ruling is a positive development for the Company, and may eliminate or reduce our liability in cases filed in the judicial district (Madrid) in which it was issued, it may not be followed by other Spanish appellate courts or could be modified or be found to be inapplicable to other cases filed in the Madrid district. We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent implants, approximately 950 have been explanted, but only approximately 130 have made claims for bodily injury or financial loss (although we have already paid for their explants). By reason of adverse publicity concerning Trilucent and the announced closure of our explantantion program, the rate of filing of new Trilucent related bodily injury claims by women in Germany, Belgium, Italy and other European countries may increase in 2005 or in the following years.

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

On April 11, 2005, the General and Plastic Surgery Advisory Panel (Panel) of the FDA recommended by a five to four vote the non-approval to the FDA of our Pre-Market Approval (PMA) application to market responsive silicone gel-filled breast implants in the U.S. After consideration of the outcome of the Panel meeting and in consultation with the FDA, we modified our responsive gel PMA by separating data for eight round and the shaped Style 153 investigational devices. This PMA modification also included new ten to twelve year European data for these styles. We also decided to voluntarily end the availability of the Style 153 as an investigational device in clinical studies. The Style 153 accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004.

Mentor announced on July 28, 2005, that it had received an approvable letter from the FDA with respect to its silicone breast implants that had received the Panel’s recommendation of approval in April. According to Mentor, the approvable letter stipulates a number of conditions which Mentor must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the U.S. An approvable letter is one of several intermediate steps in the FDA review process of new products. If the FDA does not approve our PMA application to market silicone gel filled breast implants in the U.S., then Mentor’s silicone-gel filled breast implants could be the only approved silicone gel-filled breast implants in the U.S., which could provide Mentor with a significant competitive advantage over us in the U.S. breast implant market.

Internationally, there is a risk that we may not be successful in meeting applicable quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

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

THERE ARE MATERIAL RISKS RELATED TO THE POTENTIAL DELAY OR FAILURE TO CONSUMMATE THE PROPOSED MERGER WITH MEDICIS.

The proposed merger with Medicis may not be completed on the anticipated timetable, and it is possible that the merger will not be completed at all. The delay or failure to consummate the proposed merger with Medicis could negatively impact our stock price and future business and operations. If the merger with Medicis is delayed or not consummated for any reason, we may be subject to a number of material risks, including the following:

•       If the merger agreement is terminated by Medicis under certain circumstances, and we enter into a change of control transaction subsequent to such termination, we may be required to pay to Medicis a termination fee of $90 million. We may also be required to pay a fee of $10 million upon our breach of the terms and conditions of the merger agreement. These fees may deter other parties from offering to acquire us, which could interfere with the ability of our stockholders to receive a premium for their shares of our stock;

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

•       The announcement of the proposed merger may have an adverse effect on our revenues in the near-term and our market position if our customers, suppliers, marketing and collaboration partners and other third parties delay, defer or cancel purchases pending resolution of the proposed merger; and

•       If the merger agreement with Medicis is terminated and our Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with Medicis.

In addition, the merger agreement contains a number of conditions which must be satisfied or waived prior to the closing of the merger, including required antitrust approvals, such as the expiration or termination of the waiting period under the HSR Act. On May 5, 2005, we received a Second Request from the Federal Trade Commission (FTC) regarding the proposed merger with Medicis. The Second Request was issued under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until thirty days after Medicis and Inamed have substantially complied with the Second Request, unless terminated sooner by the FTC. There can be no assurance that this merger will receive the required antitrust approvals on a timely basis, if at all, and either Inamed or Medicis may be required to divest a portion of its respective operations to obtain the required antitrust approvals. For more information about the merger, please refer to the merger document as filed with the SEC on March 21, 2005.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

Physicians and potential and existing patients may have a number of concerns about the safety of our products, including our breast implants, obesity intervention products and facial dermal fillers, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory activities and developments, whether involving us or a competitor, new government regulation, or bovine spongiform encephalopathy (BSE) or Creutzfeldt-Jacob, or “mad cow” disease, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

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

•       regulatory approvals obtained either by us or a competitor;

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

•       slower than expected patient recruitment; and

•       government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, and may, after regulatory review, have to be modified, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials, the modification of submitted data, and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

Approximately 40% of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Japanese Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble all of our breast implant products and obesity intervention products in Ireland and in Costa Rica. A large percentage of our operating expenses are denominated in currencies other than the U.S. dollar due to the elimination of our Santa Barbara manufacturing operations. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

•       managing foreign branch offices; and

•       competition.

If these risks actually materialize, our international sales and/or profitability, as well as sales to U.S. customers who purchase products manufactured abroad, may decrease.

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

Interest Rate Exposure—Based on our overall interest rate exposure at June 30, 2005, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2005, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

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

There were no foreign exchange forward or option contracts at June 30, 2005 or 2004. Based on Inamed’s overall exposure for foreign currency at June 30, 2005, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no significant changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol. To date, we have received approximately 310 claims under the Spanish protocol. In addition, a Spanish consumer union has commenced a single action in which the consumer union Avinesa alleges that it represents approximately 40 Spanish Trilucent explantees. Finally, to date, 61 women have commenced individual legal proceedings in court against us, of which approximately 43 are still pending. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, we won approximately one-third, and lost approximately two-thirds of our Trilucent cases in the lower courts. The average damages awarded in cases we lost were approximately $18,000. In the Second Quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent Breast Implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a EUR 60,000 award issued by the lower court. While this ruling is a positive development for the Company, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. The Avinesa class action was filed in the Madrid district.     .

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. As of June 30, 2004 we had no remaining coverage under this policy. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $2.4 million remaining under this commitment at June 30, 2005. As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

In addition, at June 30, 2005, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $6.8 million and insurance of $2.4 million, or $4.4 million, net of insurance.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe that we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. The Court has not yet issued its order on claim construction. We expect the Court to schedule a status conference after it issues its claim construction order to set the pretrial schedule, including expert discovery. We believe we have strong defenses to this lawsuit and intend to defend it vigorously.

OTHER MATTERS

Government Inquiry

On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed has violated federal securities laws. We were not aware of the investigation or any related inquiry prior to that date. We are fully cooperating in the investigation. Based upon subsequent communications with the SEC, we believe the investigation relates to assessing the adequacy of our disclosures regarding one style (Style 153) of our silicone gel-filled breast implant products. This particular style accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004. There can be no assurance, however, that the scope of the SEC’s investigation will not change or expand. While we believe that our disclosures regarding our silicone gel-filled breast implant products have been and are in compliance with federal securities laws, there can be no assurance that the investigation will not have an adverse effect on Inamed.

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
2.1

Agreement and Plan of Merger dated as of March 20, 2005 by and among Inamed Corporation, Medicis Pharmaceutical Corporation and Masterpiece Acquisition Corporation. (Incorporated herein by reference to Exhibit 2.1 of Inamed’s Current Report on Form 8-K filed with the Commission on March 21, 2005.)

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
August 9, 2005
	By:	/s/ DECLAN DALY
Declan Daly, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
August 9, 2005