Form 10-Q
period 2005-09-30
INAMED CORP
filed 2005-11-09
CIK 109831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On November 2, 2005, there were 36,352,579 shares of the Registrant’s common stock outstanding.

INAMED CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions, except par value)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$115.5	$107.2
Short-term investments	62.7	23.1
Trade accounts receivable, net of allowances of $17.7 in 2005 and $18.7 in 2004	76.6	69.2
Inventories, net	61.1	56.0
Prepaid expenses and other current assets	15.4	13.5
Deferred income taxes	10.4	10.2
Total current assets	341.7	279.2

Property and equipment, net	60.7	62.5
Goodwill	136.3	151.9
Other intangible assets, net	47.9	50.9
Deferred income taxes	21.0	22.8
Other assets	1.4	2.8
Total assets	$609.0	$570.1

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$8.8	$12.5
Accounts payable	30.9	20.8
Income taxes payable	12.1	6.2
Accrued liabilities and other	40.4	41.5
Total current liabilities	92.2	81.0

Long-term debt, net of current portion	—	10.0
Other long-term liabilities	17.3	32.8

Commitments and contingencies (see note 13)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 shares; issued and outstanding 36.4 and 35.9 shares for 2005 and 2004, respectively	0.4	0.4
Additional paid-in capital	265.3	244.8
Retained earnings	241.2	192.0
Deferred compensation	(9.7)	(4.8)
Accumulated other comprehensive income	2.3	13.9
Total stockholders’ equity	499.5	446.3
Total liabilities and stockholders’ equity	$609.0	$570.1

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Net sales	$105.2	$90.0
Cost of goods sold	29.2	25.8
Gross profit	76.0	64.2
Operating expenses:
Selling, general and administrative (see note 2)	45.9	35.6
Research and development	9.1	7.2
Amortization of intangible assets	1.4	1.3
Total operating expenses	56.4	44.1
Operating income	19.6	20.1

Other income (expense):

Net interest income and debt costs	0.9	0.1
Foreign currency transaction (losses) gains	(0.1)	0.2
Royalty income and other	0.8	1.2
Total other income, net	1.6	1.5

Income before income tax expense	21.2	21.6

Income tax expense	6.3	4.8
Net income	$14.9	$16.8
Net income per share of common stock:

Basic	$0.41	$0.47
Diluted	$0.41	$0.47

Weighted average shares outstanding:

Basic	36.3	35.7
Diluted	36.8	36.0

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

Net sales	$325.1	$280.6
Cost of goods sold	90.3	77.7
Gross profit	234.8	202.9
Operating expenses:
Selling, general and administrative (see note 2)	137.6	130.2
Research and development	29.9	19.1
Restructuring charges	(0.7)	—
Amortization of intangible assets	4.0	3.7
Total operating expenses	170.8	153.0
Operating income	64.0	49.9

Other income (expense):

Net interest income and debt costs	1.7	0.4
Foreign currency transaction losses	(0.3)	—
Royalty income and other	2.8	3.5
Total other income, net	4.2	3.9

Income before income tax expense	68.2	53.8

Income tax expense	19.0	9.6
Net income	$49.2	$44.2
Net income per share of common stock:

Basic	$1.36	$1.25
Diluted	$1.34	$1.23

Weighted average shares outstanding:

Basic	36.2	35.5
Diluted	36.6	35.9

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(millions)

						Accumulated
	Common Stock		Additional			Other	Total
	(Issued)		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity
Balance, December 31, 2004	35.9	$0.4	$244.8	$192.0	$(4.8)	$13.9	$446.3
Comprehensive income:
Net income				49.2			49.2
Translation adjustment						(11.6)	(11.6)
Total comprehensive income							37.5
Restricted stock grant	0.2		7.4		(7.4)		—
Employee stock purchase plan	0.1		4.3				4.3
Amortization of stock compensation					2.5		2.5
Exercise of stock options	0.2		7.1				7.1
Tax benefit of option exercises			1.7				1.7
Balance, September 30, 2005	36.4	$0.4	$265.3	$241.2	$(9.7)	$2.3	$499.5

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	Nine Months	Nine Months
	Ended,	Ended,
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$49.2	$44.2
Non-cash elements included in net income:
Depreciation and amortization	11.4	10.2
Tax benefit from stock option exercises	1.7	5.1
Deferred income taxes	1.3	3.4
Non-cash compensation	2.5	1.6
Provision for doubtful accounts	1.5	2.7
Amortization of deferred loan costs	0.2	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(12.6)	(2.7)
Inventories	(6.9)	(9.0)
Prepaid expenses and other current assets	(2.3)	(2.1)
Other assets	1.6	5.9
Accounts payable	10.4	0.1
Income taxes payable	7.3	(1.1)
Accruals and other long-term liabilities	(0.9)	(9.7)
Net cash provided by operating activities	64.4	48.8

Cash flows from investing activities:

Purchase of property and equipment	(7.8)	(14.6)
Purchase of investments	(94.8)	(15.2)
Proceeds from maturities of investments	54.8	0.5
Purchase of intangibles	(1.0)	(10.2)
Net cash used in investing activities	(48.8)	(39.5)

Cash flows from financing activities:
Principal repayment of long-term debt	(13.8)	(7.5)
Issuance of common stock	11.4	10.5
Net cash provided by (used in) financing activities	(2.4)	3.0

Effect of exchange rate changes on cash	(4.9)	0.8
Change in cash and cash equivalents:
Net change in cash and cash equivalents	8.3	13.1
Cash and cash equivalents at beginning of period	107.2	80.5
Cash and cash equivalents at end of period	$115.5	$93.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$0.7	$1.0
Income taxes	$5.8	$3.2

Non-cash investing and financing activities:

Amortization of investment premiums for the nine months ended September 30, 2005 and 2004 was $0.1 and $0.0, respectively.

Reduction of deferred tax liability and goodwill recorded on acquisition of Collagen Aesthetics, Inc. for the nine months ended September 30, 2005 and 2004: $14.6 and $0.0, respectively.

See accompanying notes to unaudited consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(millions)

NOTE 1    – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include all adjustments which are, in our opinion, necessary for the fair presentation of the results of operations for the periods presented.  Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by Form 10-Q.  The accompanying unaudited consolidated financial statements should be read in conjunction with Inamed Corporation’s (“Inamed” or the “Company”) consolidated financial statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.

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

In March 2005, Inamed announced the execution of a merger agreement, by and among Inamed, Medicis Pharmaceutical Corporation (Medicis), and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis.  Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corporation.  Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine.  Under the terms of the transaction, Inamed stockholders will receive 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock.  The completion of the merger is subject to several conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). Refer to the registration statement on Form S-4, as filed by Medicis on November 2, 2005, with the SEC, for a more complete description of the merger and related agreements.

The completion of the merger is subject to compliance with the HSR Act.  The notifications required under the HSR Act to the United States Federal Trade Commission (“FTC”), and the Antitrust Division of the United States Department of Justice (“Antitrust Division”), were filed by Medicis on March 31, 2005 and by Inamed on April 5, 2005.  On May 5, 2005, Inamed and Medicis received from the FTC requests for additional information and documents with respect to the proposed merger.  As a result of the requests for additional information and documents, the waiting period under the HSR Act has been extended until no earlier than 11:59 P.M. Eastern Time on the thirtieth day after both Inamed and Medicis have substantially complied with the requests for additional information and documents, and Inamed and Medicis have jointly provided the FTC with a notice to commence the thirty-day waiting period, unless that period is terminated earlier by the FTC.  At any time before or after completion of the merger, the FTC could take any action under the antitrust laws it deems necessary or desirable in the public interest, including seeking to enjoin completion of the merger or seeking divestiture of substantial assets of Inamed or Medicis.  Inamed or Medicis may also be required to obtain additional regulatory approvals from various state and foreign authorities.

During the three and nine months ended September 30, 2005, Inamed incurred approximately $4.5 and $10.5, respectively, of costs related to the merger transaction, primarily for legal and other professional fees.  The costs were recorded in selling, general and administrative expenses.

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

The gross unrealized losses and fair value of the Company’s investments at September 30, 2005 are as follows:

	Less Than 12 Months
	Fair Value	Unrealized Gains (Losses)
Corporate Bonds	$32.7	$0.1
Federal Agency - Mortgage Backed Securities	30.0	(0.1)
Total	$62.7	$—

Because of the short-term nature of the investments and because the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at September 30, 2005 and December 31, 2004 were $0.0.  These investments are accounted for under the cost method when ownership is less than 20% and when Inamed does not have the ability to exercise significant influence over operations.  These investments are accounted for under the equity method when ownership is greater than 20% or when Inamed has the ability to exercise significant influence.  The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.  The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on its judgment of probable future commercialization. As of September 30, 2005, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

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

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets.” SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard uses a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.   Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset.  Upon the determination that an impairment review is required, the Company would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors.  These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, the Company may be required to record impairment charges for those assets.  As of September 30, 2005, Inamed does not believe that any such changes have taken place.  The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is not amortized, but is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, the Company evaluates the fair value of the reporting unit in relation to its carrying value, including goodwill.  As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than its carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

License and distribution rights – In the normal course of business, the Company enters into collaborative license and distribution contracts.  These collaborative agreements usually require the Company to pay up-front fees and milestone payments, some of which are significant.  When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment.  Payments for these rights made in advance of regulatory approval are evaluated for capitalization based upon certain factors including: the contract terms, alternative future uses for the product, the expected launch date of the product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information.  Payments made to third parties subsequent to regulatory approval are capitalized.  Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of ten to twenty-one years.  Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense.  License rights are assessed periodically for impairment, in accordance with SFAS No. 144.

Product Warranties

The Company has an accrual for warranty programs for breast implant sales in the United States, Europe, and certain other countries.  Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  The liability is included in both the current and long-term liabilities in the balance sheet (see Note 9).  The U.S. plan provides lifetime product replacement and, in most cases, one thousand two hundred dollars of financial assistance for surgical procedures within ten years of implantation.  The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. plan.  The Company does not currently offer a warranty on its facial or health products and therefore no amount is included in the liability for those products.  The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and implantation surgery.  Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis which could materially impact Inamed’s reported expenses and results of operations.  Substantially all of the product warranty liability arises from the U.S. warranty program.  Settlements in excess of the warranty coverage, if any, are recorded as selling, general and administrative expense in the period the liability is incurred.

	Accrued Warranty
	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Balance at December 31	$12.0	$10.4
Accruals for warranties issued during the period	4.9	3.9
Settlements made during the period	(3.0)	(2.8)
Balance	$13.9	$11.5

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  Revenue is recognized when all four of the following criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and all significant contractual obligations have been satisfied; (iii) the fee is fixed or determinable; and (iv) collection is considered probable.  Appropriate reserves are established for anticipated returns based on historical experience.  Inamed recognizes revenue when title to the product and risk of loss transfer to customers provided there are no remaining performance obligations required of the Company or any matters requiring customer acceptance.

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

With respect to the Company’s 2003 Restricted Stock Plan, as amended in 2004, Inamed has recorded $9.6 net of amortization,  in deferred stock-based compensation in accordance with APB No. 25.  Stock compensation expense is recognized over the vesting period of the stock.  The awards vest fifty percent in three years and the balance in five years.  The holders of the restricted stock are also “locked out” from selling any of these shares prior to the fifth year, with the exception that shares may be sold earlier to satisfy tax liabilities.  Stock compensation expense for the three months ended September 30, 2005 and 2004 was $1.0 and $0.5, respectively.  For the nine months ended September 30, 2005 and 2004, stock compensation expense was $2.5 and $1.6, respectively.  See Note 12.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor

2005	3.87% - 3.96%	0.0	3.25	24.7% - 43.0%
2004	3.15% - 3.70%	0.0	4.00	28.5% - 44.1%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported	$14.9	$16.8	$49.2	$44.2
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.6	0.3	1.5	0.9

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2.2)	(3.0)	(6.8)	(8.8)
Pro forma net income	$13.3	$14.1	$43.9	$36.3

Earnings Per Share
Basic as reported	$0.41	$0.47	$1.36	$1.25
Basic pro-forma	$0.37	$0.39	$1.21	$1.02

Diluted as reported	$0.41	$0.47	$1.34	$1.23
Diluted pro-forma	$0.36	$0.39	$1.20	$1.01

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of their operations are translated using the average exchange rates during the period.  The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income.  Translation gains and losses are recorded in the consolidated statements of income.  Accumulated foreign currency gains were $2.3 and $5.1 at September 30, 2005 and 2004, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing SFAS No. 109 “Accounting for Income Taxes”, as amended (SFAS No. 109).  SFAS No. 109 states that deferred income tax assets or liabilities are to be computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.  Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.   A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Income taxes are determined using an estimated annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions and research and development tax credits available in the United States.  In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” discrete items are included in the period affected rather than being reflected in the annual effective tax rate.  No tax benefit has been included in the provision for income taxes for the three and nine months ended September 30, 2005 for the $4.5 and $10.5, respectively, in merger related expenses.

Recent Pronouncements

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS No.  109-2).  The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.  SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes”, and provides accounting and disclosure guidance for the repatriation provision.  This Staff Position was effective upon issuance.  The Company has evaluated the repatriation provisions and has decided not to avail itself of the repatriation provisions made available by the American Jobs Creation Act of 2004.

NOTE 4    – NET INCOME PER SHARE RECONCILIATION  (Per share data shown as actual, not millions)

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

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2005		2004		2005		2004
Net Income - Basic and Diluted	$14.9		$16.8		$49.2		$44.2

Weighted average shares outstanding - Basic	36.3		35.7		36.2		35.5
Dilutive effect of stock options	0.5	(1)	0.3	(1)	0.4	(1)	0.4	(1)
Weighted average shares outstanding - Diluted	36.8		36.0		36.6		35.9

Per share amount
Basic	$0.41		$0.47		$1.36		$1.25
Diluted	$0.41		$0.47		$1.34		$1.23

(1)  The calculation excludes 0.0 and 0.1 options that are anti-dilutive for the three months ended September 30, 2005 and 2004, respectively, and excludes 0.0 options that are anti-dilutive for the nine months ended September 30, 2005 and 2004.

NOTE 5    - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2005	2004
Raw materials	$14.9	$13.4
Work in progress	14.8	11.1
Finished goods, net	31.4	31.5
	$61.1	$56.0

NOTE 6    - SALES BY PRODUCT LINE/GEOGRAPHICALLY

Sales by product line were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Breast Aesthetics	$52.2	$49.3	$176.0	$159.5
Health	35.5	22.2	92.8	62.6
Facial Aesthetics	16.5	17.1	53.1	55.0
Other*	1.0	1.4	3.2	3.5
Total	$105.2	$90.0	$325.1	$280.6

* Other includes ongoing sales to other medical manufacturers (principally sales of Contigen®)

Sales in the U.S. and all other countries (according to the location of the customer) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
U.S.	$67.6	$56.3	$197.9	$171.4
All Other Countries*	37.6	33.7	127.2	109.2
Total	$105.2	$90.0	$325.1	$280.6

* No individual country’s sales comprised more than 10% of net sales for any of the periods.

NOTE 7    - INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$1.1	$0.4	$2.5	$1.4
Interest expense	(0.2)	(0.3)	(0.8)	(1.0)
Net interest income	$0.9	$0.1	$1.7	$0.4

NOTE 8    -  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other is summarized as follows:

	September 30,	December 31,
	2005	2004
Salaries, wages, and payroll taxes	$16.1	$16.4
Accrued royalty expense	4.7	3.5
Trilucent liability, current	5.1	5.5
Other	14.5	16.1
Total accrued liabilities and other	$40.4	$41.5

NOTE 9    -  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2005	2004
Warranty provision	$10.3	$8.8
Deferred income tax liability *	—	11.8
Other liabilities	7.0	12.2
Total other long-term liabilities	$17.3	$32.8

*Deferred tax liability related to acquisition of Collagen Aesthetics, Inc. was reduced in the second quarter of 2005.  See Note 11.

NOTE 10 - LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30,	December 31,
	2005	2004

Variable 1-month LIBOR plus 2.00% note, due December 2006	$8.8	$22.5
Less: current maturities	(8.8)	(12.5)
Long-term debt	$—	$10.0

In July 2003, the Company obtained a credit facility having a principal balance of $65.0 for a term of five years and also entered into a revolving credit facility of $35.0.  Inamed is currently using $17.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs.  The remaining $17.2 million of revolver capacity was unused as of September 30, 2005.

The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus 2.0%.  The interest rate as of September 30, 2005 applicable to Inamed’s long term debt was approximately 5.84%.

The long-term debt facilities above are secured by substantially all of the Company’s assets and requires the Company to maintain a minimum net worth, minimum fixed charge coverage ratio and maximum leverage ratio.  In addition, the sum of funds used to pay dividends and purchase shares of the Company’s common stock is limited to $75.0 over the life of the facility.  As of September 30, 2005, the Company was in compliance with these covenants.

As of September 30, 2005 and December 31, 2004, Inamed had $0.6 and $0.8, respectively, of unamortized financing costs recorded in other assets.  These costs will be amortized ratably over the life of the term loan facility maturing in July 2008.

NOTE 11 –  GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill was $136.3 as of September 30, 2005 and $151.9 as of December 31, 2004. The changes since December 31, 2004 include $14.6 in relation to the reduction of a deferred tax liability recorded at the acquisition of Collagen Aesthetics, Inc. upon settlement with tax authorities, and the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $43.8 and $46.8 as of September 30, 2005 and December 31, 2004, respectively.  These assets will continue to be amortized over their expected useful lives, which range from three to twenty-one years. Other intangible assets not subject to amortization were $4.1 at September 30, 2005 and December 31, 2004.   Total other intangible assets are as follows:

		September 30, 2005			December 31, 2004
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.2	$63.2	$(23.3)	$39.9	$62.2	$(19.6)	$42.6
Patents	16.0	5.5	(1.9)	3.6	5.7	(1.9)	3.8
Other	3.0	0.4	(0.1)	0.3	2.8	(2.4)	0.4
Total intangibles subject to amortization		$69.1	$(25.3)	$43.8	$70.7	$(23.9)	$46.8
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.2	$(25.3)	$47.9	$74.8	$(23.9)	$50.9

Aggregate amortization expense for intangible assets was $1.4 and $4.0 for the three and nine months ended September 30, 2005 and $1.3 and $3.7 for the three and nine months ended September 30, 2004, respectively.  For the next five years, amortization expense on existing intangible assets is expected to be approximately $4.7 to $5.2 per year.

NOTE 12 – STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

The following table represents share information for all the option plans for Inamed at September 30, 2005:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance
The 1993 Plan	225,000	30,000	$18.45	—
The 1998 Plan	675,000	74,710	$52.92	27,499
The 1999 Program	1,350,000	285,416	$44.77	136,416
The 2000 Option Plan	2,287,500	1,088,163	$39.33	6,246
The 2003 Outside Director Plan	225,000	120,000	$54.44	105,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,598,289	$41.68	775,161

Stand Alone Options, not approved by Stockholders	2,426,250	50,001	$16.68	300,000

Total	7,688,750	1,648,290	$40.92	1,075,161

Summary

Activity under these plans for the periods ended September 30, 2005 and 2004 was as follows (shares in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the period	1.7	$40.66	1.9	$33.88	1.8	$39.99	2.1	$32.55
Granted	—	$70.53	0.2	$54.02	0.1	$65.63	0.3	$53.28
Cancelled	—	$59.34	—	$48.99	—	$57.24	(0.1)	$43.47
Exercised	(0.1)	$40.95	(0.2)	$15.80	(0.2)	$37.82	(0.4)	$16.80
Options outstanding at the end of the period	1.6	$40.92	1.9	$38.24	1.6	$40.92	1.9	$38.24
Options exercisable at the end of the period	1.0	$35.45	0.6	$33.91	1.0	$35.45	0.6	$33.91
Weighted average fair value of options granted during the period		$17.74		$20.17		$15.75		$20.33

The following table summarizes information about stock options outstanding at September 30, 2005 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.33 - $14.69	0.19	6.33	$12.78	0.19	$12.78
$15.47 - $18.17	0.20	6.26	$17.42	0.13	$17.11
$20.88 - $47.36	0.22	6.62	$36.50	0.14	$31.58
$47.65 - $48.82	0.17	8.48	$48.64	0.07	$48.52
$48.99	0.61	8.00	$48.99	0.38	$48.99
$49.70 - $61.63	0.18	8.22	$57.11	0.05	$57.29
$61.90 - $76.88	0.07	7.99	$58.43	—	$—

$4.33 - $76.88	1.64	7.49	$40.92	0.96	$35.45

Restricted Stock Plan

The 2003 Restricted Stock Plan, as amended in 2004, authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director.  Restricted stock awards may be granted by the Board subject to the limitations set forth in the merger agreement with Medicis, vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized Shares	Number of Shares Issued	Available for Issuance

The 2003 Restricted Stock Plan, as amended	300,000	254,800	45,200

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cost of goods sold	$0.1	$0.1	$0.4	$0.3
Selling, general and administrative	0.9	0.4	2.1	1.3
	$1.0	$0.5	$2.5	$1.6

NOTE 13    - COMMITMENTS AND CONTINGENCIES

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

Although forward-looking statements in this report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading ‘‘Risks and Uncertainties’’ below, as well as those discussed elsewhere in this report on Form 10-Q.  Readers are referred to the report on Form 10-K for the year ended December 31, 2004 and other documents as filed by Inamed Corporation with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.  The proposed merger between Inamed and Medicis described in the registration statement on Form S-4, as filed by Medicis on November 2, 2005, with the Securities and Exchange Commission, or SEC, if completed, will have material effects on the forward-looking statements contained in this report.  Investors are advised that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of our business are discussed as a combined business in the aforementioned registration statement.  INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE JOINT PROXY STATEMENT/PROSPECTUS THAT ARE PART OF THE REGISTRATION STATEMENT, BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q.  The information contained in this Form 10-Q is a statement of our present intention, belief, or expectation and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general, and our assumptions.  We may change our intention, belief, or expectation at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.  We undertake no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-Q and we expressly disclaim any duty to update the information contained in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed Corporation.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included herein and our audited financial statements and accompanying notes included in our annual report on Form 10-K.  The following provides a brief description of each section of our MD&A:

•                  Company and Industry Overview – provides a general description of our business, our market place, and the basis for most of our revenues and expenses.

•                  Liquidity and Capital Resources – provides our historical sources and uses of cash, existence and timing of cash commitments, and a prospective look into where future cash will be provided and used.

•                  Results of Operations – provides a consolidated analysis of the results of operations for the periods presented in our financial statements, including prospective information.

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

We manufacture our products in California, Costa Rica and Ireland.  We also purchase finished products and certain raw materials from third party manufacturers.  The cost of goods sold represents the cost of third party supplied finished products, raw materials, labor, allocated overhead, and royalties.  Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party supplied finished products, raw materials, labor and overhead, manufacturing efficiencies or inefficiencies, and royalty payments.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation.  Our sales and marketing expenses consist primarily of salaries, commissions, allocated overhead and marketing program costs.  General and administrative expenses incorporate the costs of finance, human resources, information services, legal, and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, consultants, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

In March 2005, we announced the execution of a merger agreement by and among Inamed, Medicis Pharmaceutical Corporation (Medicis), and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis.  Under the merger agreement, Inamed would merge with and into Masterpiece Acquisition Corporation.  Medicis is a leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatological and podiatric conditions and aesthetics medicine.  Under the terms of the transaction, Inamed stockholders will receive at closing 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock.  The completion of the merger is subject to several conditions, including applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). Refer to the registration statement on Form S-4, as filed by Medicis on November 2, 2005, with the SEC, for a more complete description of the merger and related agreements.

The completion of the merger is subject to compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or  the HSR Act.  The notifications required under the HSR Act to the United States Federal Trade Commission, or the FTC, and the Antitrust Division of the United States Department of Justice, or the Antitrust Division, were filed by Medicis on March 31, 2005 and by us on April 5, 2005.  On May 5, 2005, we and Medicis received from the FTC requests for additional information and documents with respect to the proposed merger.  As a result of the requests for additional information and documents, the waiting period under the HSR Act has been extended until no earlier than 11:59 P.M. Eastern Time on the thirtieth day after both we and Medicis have substantially complied with the requests for additional information and documents, and we and Medicis have jointly provided the FTC with a notice to commence the thirty-day waiting period, unless that period is terminated earlier by the FTC.  At any time before or after completion of the merger, the FTC could take any action under the antitrust laws it deems necessary or desirable in the public interest, including seeking to enjoin completion of the merger or seeking divestiture of substantial assets of us or Medicis.  We or Medicis may also be required to obtain additional regulatory approvals from various state and foreign authorities.

During the three and nine months ended September 30, 2005, we incurred approximately $4.5 million and $10.5 million, respectively, of costs related to the transaction, primarily for legal and other professional fees.  The costs were recorded as selling, general and administrative costs.

In September 2005, we received an "approvable letter" from the FDA for our responsive silicone gel-filled breast implants.  The "approvable letter" stipulates a number of conditions that we must comply with in order to receive FDA approval to market and sell responsive silicone gel filled breast implants in the United States.  An "approvable letter" is one of several intermediate steps in the FDA review process of new products.

Liquidity and Capital Resources

We had cash and cash equivalents of $115.5 million and short-term investments of $62.7 million at September 30, 2005, an aggregate increase of $47.9 million from $107.2 million of cash and cash equivalents and $23.1 million of short-term investments at December 31, 2004. The increase was primarily the result of cash provided by operations of $64.4 million, offset primarily by the purchases of plant and equipment of $7.8 million, and principal payments of long-term debt of $13.8 million.  In addition, foreign currency translation negatively impacted cash by $4.9 million principally due to the Euro.  Cash provided by operating activities has been, and is expected to continue to be, our primary source of funds.

Cash provided by operations was $64.4 million for the nine months ending September 30, 2005, compared to $48.8 million for the nine months ending September 30, 2004. The increase was partially the result of an increase in net income offset by an increase in accounts receivable of $12.6 million primarily due to increased sales. In addition, inventory increased $6.9 million due to a build up in anticipation of new product launches and production timing effects.  Accounts payable increased $10.4 million primarily due to a reclassification of certain payables from accrued expenses.  Income taxes payable increased because we have fully utilized cumulative net operating losses and credit carry forwards. We expect cash from operations to increase for the full year as a result of increased sales and net income.

Cash used in investing activities of $48.8 million for the nine months ended September 30, 2005 consists of $94.8 million for the purchase of short-term investments, $54.8 million received on the maturity of short-term investments, and $7.8 million in capital expenditures, primarily for our global ERP system.  Cash used in investing activities of $39.5 million for the nine months ended September 30, 2004 consisted of $15.2 million for the purchase of short-term investments, $10.2 million for the purchase of intangible assets, primarily license and distribution agreements, and $14.6 million in capital expenditures, primarily for our plant expansions and our global ERP system.

Cash used in financing activities for the nine months ended September 30, 2005 of $2.4 million reflects proceeds of $11.4 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the employee stock purchase plan, or ESPP, offset by long-term debt principal payments of $13.8 million.  Cash provided by financing activities for the nine months ended September 30, 2004 of

$3.0 million reflected proceeds of $10.5 million from the issuance of common stock upon the exercise of outstanding employee stock options and issuances pursuant to the ESPP, offset by long-term debt principal payments of $7.5 million.

As of September 30, 2005, we had long-term debt of $8.8 million, all of which is classified in current liabilities.  In addition, we had a $35.0 million five-year revolving credit facility, expiring in June 2008. We have utilized $17.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $17.2 million of revolver capacity was unused as of September 30, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.0%.  Remaining principal payments of $3.8 and $5.0 million are scheduled to be paid in 2005 and 2006, respectively.  We anticipate terminating this credit facility in relation to the closing of the pending merger with Medicis.

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

Results of Operations

Certain items in this section are presented excluding the $4.5 and $10.5 million for the three and nine months ended September 30, 2005 in merger related expenses and the $17.2 million Ethicon settlement in the second quarter of 2004.  The merger expenses and Ethicon settlement are outside our normal business operations and therefore not reflective of the underlying trends in our business.  We present these items in a manner that is consistent with how management views our business.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

Sales

					Three Months Ended
	Three Months Ended	Percent	Three Months Ended	Percent	September 30, 2005 vs 2004
	September 30, 2005	of sales	September 30, 2004	of sales	Dollar change	Percent change

Inamed Aesthetics - Breast	$52.2	50%	$49.3	54%	$2.9	6%
Inamed Health - Obesity intervention	35.5	34%	22.2	24%	13.3	59%
Inamed Aesthetics - Facial	16.5	15%	17.1	20%	(0.6)	(3)%
Other Products	1.0	1%	1.4	2%	(0.4)	(29)%
Total	$105.2	100%	$90.0	100%	$15.2	17%

					Nine Months Ended
	Nine Months Ended	Percent	Nine Months Ended	Percent	September 30, 2005 vs 2004
	September 30, 2005	of sales	September 30, 2004	of sales	Dollar change	Percent change

Inamed Aesthetics - Breast	$176.0	54%	$159.5	57%	$16.5	10%
Inamed Health - Obesity intervention	92.8	29%	62.6	22%	30.2	48%
Inamed Aesthetics - Facial	53.1	16%	55.0	20%	(1.9)	(3)%
Other Products	3.2	1%	3.5	1%	(0.3)	(9)%
Total	$325.1	100%	$280.6	100%	$44.5	16%

Net sales (net of returns, discounts, and allowances), or sales, for the three months and nine months ended September 30, 2005, were affected by foreign exchange rate fluctuations positively by approximately 0% and 1%.

Sales for the same periods ended September 30, 2004 were affected by foreign exchange fluctuations positively by approximately 2% and 3%, respectively.

Inamed Aesthetics—Breast. The growth for the three and nine months ending September 30, 2005 of breast aesthetics sales was affected by several key factors. Continued strong growth for our business outside the United States, led by our Style 410 BioDIMENSIONAL Cohesive Gel Matrix™, was the principal source of our sales growth. Growth in the market for breast aesthetics has also been driven by favorable demographics and increased acceptance of aesthetics procedures, but this was also one of the slowest growth quarters for the breast aesthetics market for several years.  These positive trends were mitigated in the U.S. by the impact of the April FDA Advisory Panel’s differing recommendations with respect to our responsive gel PMA and our competitor’s PMA, which started a period of market uncertainty with respect to the ultimate approval of silicone breast implants and the timing of any approvals.  This uncertainty may have caused U.S. consumers to delay breast aesthetics procedures in anticipation of the availability of silicone implants, which may have adversely affected our sales growth.

Inamed Health—Obesity Intervention. The increase in obesity intervention sales for the three and nine months ended September 30, 2005 over the same periods in 2004 was primarily due to the following:

•                  The success of our direct-to-consumer advertising in certain markets within the U.S.

•                  Continued focus on our key physician account development program.

•                  Improved reimbursement positioning for our products through our efforts in the U.S.

•                  Continued workshop offerings, including new courses for advanced surgeons and patient management.

Inamed Aesthetics—Facial.  Facial aesthetics sales for the three and nine months ended September 30, 2005 decreased over the same periods in 2004.  The primary cause of this decrease was the decline in our collagen product revenues in the U.S. due to increased competition.  In Europe we continued to grow the Hydrafill product family, our non-animal, stabilized hyaluronic acid-based dermal filler in the markets that we have rights to distribute.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year

Three Months Ended September 30, 2005	$29.2	27.8%	72.2%	0.9%

Three Months Ended September 30, 2004	$25.8	28.7%	71.3%

Nine Months Ended September 30, 2005	$90.3	27.8%	72.2%	(0.1)%

Nine Months Ended September 30, 2004	$77.7	27.7%	72.3%

The movement in gross margins for the three and nine months ended September 30, 2005 over the same periods in 2004 is primarily due to product mix changes.

Selling, General and Administrative (SG&A)

		Percent	Dollar change over	Percent change over
	SG&A	of sales	prior year	prior year
Three Months Ended September 30, 2005	$45.9	43.6%	$10.3	28.9%

Three Months Ended September 30, 2004	$35.6	39.6%

Nine Months Ended September 30, 2005	$137.6	42.3%	$7.4	5.7%

Nine Months Ended September 30, 2004	$130.2	46.4%

We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the three and nine months ended September 30, 2005 over the same periods in 2004.  The increase is primarily due to the launch of our direct-to-consumer campaign for our obesity intervention products and increased commissions resulting from LAP-BAND sales.

General and administrative expense increased in absolute dollars and as a percentage of sales for the three months ended September 30, 2005 over the same period in 2004, and decreased for the nine months ended September 30, 2005 over the same period in 2004.  The increase for the three months is primarily due to merger related expenses in 2005, and the decrease for the nine months is primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004.

Included in SG&A in the three and nine months ended September 30, 2005 are $4.5 and $10.5 million, respectively, of costs associated with our announced merger with Medicis Pharmaceutical Corporation, consisting primarily of legal fees and other professional fees.  See Item 2 Company and Industry Overview.

Excluding the merger-related expenses and the non-recurring Ethicon charge, SG&A would have been 39.4% and 39.1% of sales in the three and nine months ended September 30, 2005, respectively, compared with 39.6% and 40.3% in the same periods in 2004.  We expect to continue to incur merger expenses that may be material throughout the remainder of 2005.

Research and Development (R&D)

		Percent	Dollar change over	Percent change over
	R&D	of sales	prior year	prior year
Three Months Ended September 30, 2005	$9.1	8.7%	$1.9	26.4%

Three Months Ended September 30, 2004	$7.2	8.0%

Nine Months Ended September 30, 2005	$29.9	9.2%	$10.8	56.5%

Nine Months Ended September 30, 2004	$19.1	6.8%

The majority of our research and development expense in the three and nine months ending September 30, 2005 was related to the clinical development programs for our botulinum toxin Type A product, Reloxin™; our Juvéderm dermal fillers; and the responsive silicone gel and cohesive silicone gel breast implant clinical trials in the U.S.  The increase in R&D expense in the three and nine month periods ending September 30, 2005 over the same periods in 2004 was primarily due to our Phase III Reloxin trials, clinical investigations for Juvéderm, a non-animal, hyaluronic acid-based dermal filler, and ongoing costs related to our silicone gel breast implant regulatory activities.

The majority of the expenses in 2004 related to the clinical development programs for Reloxin, the silicone gel and cohesive silicone gel breast implant clinical trials, our Hylaform dermal filler and PMA applications as applicable in the U.S.

In 2005, we expect research and development expenses will increase substantially over 2004.  The expected increase is primarily due to:

•                  The Reloxin Phase III trials in the U.S.;

•                  The Juvéderm clinical trials and development in the U.S.; and

•                  The U.S. responsive and cohesive gel regulatory activities.

The increase in investment in R&D is essential to maintain and advance our strategic and market positions in our three main product lines around the world.

Amortization

For the three and nine months ended September 30, 2005, amortization of intangible assets was $1.4 and $4.0 million, compared to $1.3 and $3.7 million for the same periods in 2004.  The increase was primarily due to the purchase of a new license agreement.

Restricted Stock Plan

The 2003 Restricted Stock Plan, as amended in 2004, authorizes us to issue shares of common stock to any employee, officer, consultant, or non-employee director.  Restricted stock awards may be granted by the Board subject to the limitations set forth in the merger agreement with Medicis, vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in an award agreement.  Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or terminate.

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cost of goods sold	$0.1	$0.1	$0.4	$0.3
Selling, general and administrative	0.9	0.4	2.1	1.3
	$1.0	$0.5	$2.5	$1.6

Interest Income (Expense)

The increase in net interest income of $0.8 and $1.3 million for the three and nine months ended September 30, 2005, compared to the same periods in 2004 is primarily due to higher balances of short-term investments and overall increases in interest rates, as well as decreased levels of long-term debt.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$1.1	$0.4	$2.5	$1.4
Interest expense	(0.2)	(0.3)	(0.8)	(1.0)
Net interest income	$0.9	$0.1	$1.7	$0.4

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the movements in the exchange rate of the dollar to the European Union (EU) Euro and the Japanese Yen.

Royalty Income and Other

Royalty income, net of other expenses, was $0.8 and $2.8 million for the three and nine months ended September 30, 2005, respectively, compared to $1.2 and $3.5 million for the same periods in 2004.  The decrease in royalty income relates to lower Contigen sales in the current year.

Income Tax Expense

Our effective tax rate for the third quarter of 2005 was 29.6%, up from 22.0% for the third quarter of 2004.  Our effective tax rates for the nine months ended September 30, 2005 and 2004 were 27.9% and 17.9%, respectively. The higher rates in 2005 versus 2004 are primarily due to the Ethicon patent settlement in June 2004 which was fully deductible in the U.S., a high tax rate jurisdiction, as well as non-deductible expenses incurred in the U.S. in 2005 related to our proposed merger with Medicis.  Excluding those expenses, our effective tax rate would have been 24.4% and 24.2% for the three and nine months ended September 30, 2005 and 22.0% and 23.2% for the same periods ended September 30, 2004.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  We have evaluated the repatriation provision and have decided not to avail ourselves of the repatriation provision within the American Jobs Creation Act of 2004.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. As of September 30, 2005, we hold no inventory for product candidates not yet approved by regulatory agencies. We write off inventory for estimated obsolescence or unmarketable inventory or write it down to the estimated market value based on assumptions about future demand and market conditions.  We believe our estimate of inventory values is a “critical accounting estimate” because if actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  In addition, we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of SFAS No. 144, ‘‘Accounting for the Impairment and Disposal of Long Lived Assets.’’  SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Factors we consider important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how we use an asset.  Upon the determination that an impairment review is required we would compare the carrying amounts of the long-lived asset to its fair value, which is determined using a discounted cash flow model.  This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors.  We estimate these amounts by evaluating our historical trends, current budgets, operating plans, and other industry data.  If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value.  As with all cash flow models there is an inherent subjectivity.  The assumptions listed above could be different from actual results which would in turn create a different valuation.  If these assumptions change in the future, we may be required to record impairment charges for those assets.

We account for goodwill and other intangible assets in accordance with SFAS No. 142 ‘‘Goodwill and Other Intangible Assets.’’ Under SFAS No. 142, goodwill is not amortized, but is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, we evaluate the fair value of the reporting unit in relation to its carrying value, including goodwill.  As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized.  If the fair value of the reporting unit is less than the carrying value, we will measure the amount of the impairment loss and record an impairment charge based on a discounted cash flow model.  Other intangible assets are amortized using the straight-line method over their estimated useful lives, which are periods of up to 21 years.  In accordance with SFAS No. 142, we reassess the estimated useful lives annually.

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

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent breast implant.  Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant.  Under one settlement with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against us after November 7, 2005.  This policy was fully used as of June 30, 2004.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims.  There was approximately $2.1 million remaining under this commitment at September 30, 2005 and $4.2 million remaining at December 31, 2004.

In addition, at September 30, 2005, we had an accrual for future Trilucent claims, costs, and expenses of approximately $5.7 million and insurance of $2.1 million, or $3.6 million, net of insurance.  While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount.  Further, the existing insurance coverage is subject to a number of conditions.  Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them.  To date, we believe that more than 90% of the United Kingdom residents and more than 75% of the women in the rest of the world who had these implants have had them removed.  The product was not sold commercially in the United States.  Prior to February 15, 2005, an insurance company honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program. As of February 15, 2005, this policy expired in accordance with its terms.  Despite the expiration of this policy, we have continued to pay for the explantations of certain Trilucent recipients and may do so in the future. Hence, it is possible that we will incur material liabilities for Trilucent-related explantation expenses in the future for which we will not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of their Trilucent implants.  See Part II, Item 1 Legal Proceedings.   To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we have entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 applied for certain fixed levels of compensation, or obtained an independent, binding determination of their damages, without proof of defect or legal causation.  In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate approximately 70 claims in which women in the U.K. are claiming serious medical complications from their Trilucent explantation procedure. In Spain, although approximately 332 women have accepted our protocol, approximately 62 have commenced individual legal proceedings (approximately 29 of which are still pending) and a Spanish consumer union has commenced a single action in which it alleges that it represents approximately 40 Spanish Trilucent explantees.  More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants).  The claims of many of these women may now be time-barred under Spanish law.  In addition, in the second quarter of 2005, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of Spanish product liability law and dismissed a EUR 60,000 award issued by the lower court.  While this ruling is a positive development for Inamed, and may eliminate or reduce our liability in cases filed in the judicial district (Madrid) in which it was issued, it may not be followed by other Spanish appellate courts or could be modified or be found to be inapplicable to other cases filed in the Madrid district. In the third quarter of 2005, we terminated the voluntary settlement protocols under which Trilucent explantees in the U.K. and Spain could obtain compensation without proof of defect or legal causation.  We did so because, in the opinion of our counsel, it is unlikely that women who are seeking explantation at this late date could be doing so in reliance on the June 6, 2000 Hazard Notice.  However, while we believe that there will be relatively few new Trilucent bodily injury claims in the future, we may in fact receive new Trilucent bodily injury claims and may attempt to settle them rather than litigate them in order to conserve resources.

We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries.  In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent implants, approximately 950 have been explanted, but only approximately 130 have made claims for bodily injury or financial loss (although we have already paid for their explants).  By reason of adverse publicity concerning Trilucent and the announced closure of our explantantion program, we have continued to receive Trilucent-related bodily injury claims in Germany, Belgium, Italy and other European countries.

In addition, under U.K. and Spanish law, the release granted to us under our settlement protocol is necessarily provisional, and each participating claimant reserves the right to pursue a future claim should she develop cancer or reproductive abnormalities.  On August 4, 2004, the Trilucent Scientific Advisory Panel (TSAP) delivered a report to the successor entity to the MDA in the United Kingdom, known as the MHRA.  In its report, issued after more than three years of research, the TSAP concluded that there is no scientific evidence that Trilucent implants pose a significant systemic risk to human health but that the removal of the implants on precautionary grounds was and is appropriate.  Although our regulator in the U.K. has determined that no further studies of Trilucent are currently required, we could also be obligated to fund scientific or epidemiologic research, or incur expenses for medical monitoring, that are in excess of the spending levels which are currently forecast.  As a result of these and other factors, the total amount of accruals and insurance available to address our future Trilucent-related liabilities may be insufficient and we may need to make additional provisions for Trilucent-related liabilities in the future.

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

On April 11, 2005, the General and Plastic Surgery Advisory Panel (Panel) of the FDA recommended by a five to four vote the non-approval to the FDA of our Pre-Market Approval (PMA) application to market responsive silicone gel-filled breast implants in the U.S.  After consideration of the outcome of the Panel meeting and in consultation with the FDA, we modified our responsive gel PMA by separating data for eight round style investigational device and the shaped Style 153 investigational devices.  This PMA modification also included new 10 to 12 year European data for these styles.  We also decided to voluntarily end the availability of the Style 153 as an investigational device in clinical studies.  The Style 153 accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004.

On September 21, 2005, we announced that we received an “approvable letter” from the FDA for our responsive silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions that we must comply with in order to receive FDA approval to market and sell responsive silicone gel-filled breast implants in the U.S.  An “approvable letter” is one of several intermediate steps in the FDA review process of new products.  If we do not meet the conditions of our “approvable letter”, then we may not be permitted to market and sell silicone breast implants in the U.S., which could harm our financial results and prospects. In addition, our principal competitor in the U.S. Mentor Corporation, announced that it received an “approvable letter” from the FDA for its silicone breast implants on July 28, 2005. If Mentor is approved to market and sell silicone breast implants in the U.S. before us, Mentor's silicone-gel filled breast implants would then be the only approved silicone gel-filled breast implants in the U.S. which could provide Mentor with a competitive advantage over us in the U.S. breast implant market, at least in the short term.

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

THERE ARE MATERIAL RISKS RELATED TO THE POTENTIAL DELAY OR FAILURE TO CONSUMMATE THE PROPOSED MERGER WITH MEDICIS.

The proposed merger with Medicis may not be completed on the anticipated timetable, and it is possible that the merger will not be completed at all.  The delay or failure to consummate the proposed merger with Medicis could negatively impact our stock price and future business and operations.  If the merger with Medicis is delayed or not consummated for any reason, we may be subject to a number of material risks, including the following:

•                  If the merger agreement is terminated by Medicis under certain circumstances, and we enter into a change of control transaction subsequent to such termination, we may be required to pay to Medicis a termination fee of $90 million.  We may also be required to pay a fee of $10 million upon our breach of the terms and conditions of the merger agreement.  These fees may deter other parties from offering to acquire us, which could interfere with the ability of our stockholders to receive a premium over the value of the merger consideration for their shares of our stock;

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

•                  Current and prospective employees may experience uncertainty about their future role with us, which may adversely affect our ability to attract and retain key management, research and development, sales, manufacturing and other personnel;

•                  The proposed merger may have an adverse effect on our revenues in the near-term and our market position if our customers, suppliers, marketing and collaboration partners and other third parties delay, defer or cancel purchases pending resolution of the proposed merger; and

•                  If the merger agreement with Medicis is terminated and our Board of Directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with Medicis.

In addition, the merger agreement contains a number of conditions which must be satisfied or waived prior to the closing of the merger, including required antitrust approvals, such as the expiration or termination of the waiting period under the HSR Act.  On May 5, 2005, we and Medicis received from the FTC requests for additional information and documents with respect to the proposed merger.  As a result of the requests for additional information and documents, the waiting period under the HSR Act has been extended until no earlier than 11:59 P.M. Eastern Time on the thirtieth day after both we and Medicis have substantially complied with the requests for additional information and documents, and we and Medicis have jointly provided the FTC with a notice to commence the thirty-day waiting period, unless that period is terminated earlier by the FTC.  At any time before or after completion of the merger, the FTC could take any action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin completion of the merger or seeking divestiture of substantial assets of us or Medicis.  There can be no assurance that this merger will receive the required antitrust approvals on a timely basis, if at all, and either we or Medicis may be required to divest certain assets or a portion of our respective operations to obtain the required antitrust approvals.  For more information about the merger, please refer to the merger document as filed with the SEC on March 21, 2005.  In addition, risks relating to our business, Medicis’ business and the merger are also set forth under the heading “Risk Factors” in the definitive joint proxy statement/prospectus in the registration statement on Form S-4 filed by Medicis with the SEC on November 2, 2005.  Additional risks and uncertainties not presently known to us or to Medicis also may adversely affect the merger and the combined company following the merger.

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

•                  regulatory approvals or non-approvals obtained either by us or a competitor;

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

It is not anticipated that Medicis will extend offers of full-time employment to any of our executive officers in their current capacities, and we cannot make any assurances that any of the current Inamed executives will actually continue to provide services to the combined company.  Accordingly, the roles and responsibilities of these executive officers will need to be filled either by existing or new Medicis officers and employees.  The combined company may have to devote time and resources that could otherwise be used to integrate the businesses of Medicis and Inamed to identifying, hiring and integrating replacements for departed executives of Inamed.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation, become subject to damages, and may be prevented from selling existing products and pursuing product development or commercialization. At present, we are a party in one such matter.  See Part II, Item 1, Legal Proceedings, Patents and License Litigation, Manders Matter.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

Approximately 40% of our sales are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in U.S. dollars, Euros, or Japanese Yen. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. In addition, we manufacture and assemble all of our breast implant products and obesity intervention products in Ireland and in Costa Rica, therefore a large percentage of our operating expenses are denominated in currencies other than the U.S. dollar.  We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

Interest Rate Exposure- Based on our overall interest rate exposure at September 30, 2005, which was primarily variable rate debt, a hypothetical 10% change in interest rates applied to our outstanding debt as of Septebmer 30, 2005, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

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

There were no foreign exchange forward or option contracts at September 30, 2005 or 2004.  Based on Inamed’s overall exposure for foreign currency at September 30, 2005, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, sales, net income, or cash flows over a one-year period.

ITEM 4.                             Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There were no significant changes in our internal control over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries.  After consulting with competent authorities in each affected country, the Company terminated this support program effective as of December 31, 2004 in all countries other than the United States and Canada.  Notwithstanding the termination of the general program, Inamed continued to pay for certain explanations and related expenses if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice.  Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee.  The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them.  To date, more than 95% of the U.K. residents and more than 75% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. Prior to February 15, 2005, an insurance company reimbursed us for approximately 70% of these expenses.   As of February 15, 2005, this insurance expired.

In 2000-2001, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants.  All of these cases have now been dismissed or settled and we are not a party to any Trilucent related court proceedings in the United States at this time.

Also, since the third quarter of 2000, Inamed and its subsidiaries have received notices of claims from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants.  In November 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants.  The protocol affords a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice.  The protocol also affords a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care.  To date, more than 95% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol.  To date, no such woman has brought civil proceedings.

In addition, in Spain, Inamed has offered a protocol similar in structure to the United Kingdom protocol.  To date, the Company has received approximately 332 claims under the Spanish protocol.  In addition, a Spanish consumer union has commenced a single action in which the consumer union Avinesa alleges that it represents approximately 40 Spanish Trilucent explantees.  Finally, to date, approximately 62 women have commenced individual legal proceedings in court against Inamed, of which approximately 29 are still pending.  Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts.  The average damages awarded in cases the Company lost were approximately $18,000.  In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a EUR 60,000 award issued by the lower court. While this ruling is a positive development for the Company, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district.  The Avinesa class action was filed in the Madrid district.      .

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant.  Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide.  The policy does not cover claims filed against the Company after November 7, 2005. As of June 30, 2004, Inamed had no remaining coverage under this policy.   Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims.  There was approximately $2.1 million remaining under this commitment at September 30, 2005.  As a result of these settlements, Inamed released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

In addition, at September 30, 2005, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $5.7 million and insurance of $2.1 million, or $3.6 million, net of insurance.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities;

however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341.  The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders.  We do not believe that we practice the device claimed by Manders or that we teach the methods he claims.  Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement.  Fact discovery was completed on July 31, 2004.  Expert discovery relating to claim construction issues was completed in August 2004.  Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent.  The Court held a Markman hearing on September 23, October 6-7, and 18, 2004.  The Court has not yet issued its order on claim construction. On October 13, 2005, Manders filed a motion requesting that the Court schedule a status conference to discuss the remaining case schedule.  We expect that such pretrial schedule will be set after the court issues its claim construction order and will include a period of time for expert discovery.  We believe we have strong defenses to this lawsuit and intend to defend it vigorously.

OTHER MATTERS

Government Inquiry

On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed has violated federal securities laws.  We were not aware of the investigation or any related inquiry prior to that date.  We have fully cooperated in the investigation.  Based upon communications with the SEC Staff, we believe the investigation relates to assessing the adequacy of our disclosures regarding one style (Style 153) of our silicone gel-filled breast implant products.  This particular style accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004.  On September 8, 2005, the SEC Staff notified us that it intended to recommend to the SEC that the investigation be closed without any enforcement action or recommendation.  There can be no assurance, however, that the SEC will accept that recommendation or that the scope of the investigation will not change or expand.  While we believe that our disclosures regarding our silicone gel-filled breast implant products have been and are in compliance with federal securities laws, there can be no assurance that the investigation will not have an adverse effect on Inamed.

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
November 9, 2005

	By:	/s/ Declan Daly
Declan Daly, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 9, 2005