Form 10-K
period 2005-12-31
INAMED CORP
filed 2006-03-22
CIK 109831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was $2,411.0 million, based on the closing sales price on the NASDAQ National Market on that date.

On March 17, 2006, there were 36,913,528 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ending December 31, 2005 (April 30, 2006) pursuant to Regulation 14A.

INAMED CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005
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

In March 2005, we announced the execution of a merger agreement, by and among us, Medicis Pharmaceutical Corporation (Medicis), and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis. Under the merger agreement, we would have been merged with and into Masterpiece Acquisition Corporation. Under the terms of the transaction, our stockholders would have received 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock upon consummation of the proposed merger.

On November 14, 2005, we received a letter containing an unsolicited preliminary non-binding proposal from Allergan, Inc. (Allergan) to acquire all outstanding shares of Inamed for a per share consideration of $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder, subject to proration such that the total value of the consideration payable would be $1.45 billion in cash and 17.9 million shares of Allergan. The proposal stated that it was subject to the satisfactory completion of limited due diligence and the execution of a mutually acceptable definitive agreement. On November 21, 2005, Allergan filed with the SEC the Schedule TO and the Registration Statement, including the Prospectus, and formally commenced its exchange offer.

On December 13, 2005, we entered into a merger termination agreement (the “Termination Agreement”) with Medicis and Masterpiece Acquisition, which provides that the Medicis merger agreement terminated effective immediately upon the parties’ execution of the Termination Agreement and Medicis’ receipt from Inamed of a $90.0 million termination fee and an additional $0.5 million in expense reimbursement fees. We paid these termination and expense reimbursement fees in full on December 13, 2005. On the same date, we also announced that our Board of Directors had unanimously determined to recommend that our stockholders tender their shares to Allergan upon execution by us of a definitive agreement and plan of merger between us and Allergan. On December 15, 2005, we announced that our Board of Directors had unanimously approved the definitive agreement and plan of merger.

On December 20, 2005 we executed a definitive agreement and plan of merger with Allergan. Pursuant to the definitive merger agreement and consistent with the exchange offer previously commenced by Allergan, Allergan will exchange for each outstanding common share of Inamed, either $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder. Elections of our stockholders are subject to proration as described in Allergan's Form S-4 initially filed with the Securities and Exchange Commission (SEC) on November 21, 2005, and subsequently amended, so that 45% of the aggregate shares tendered will be exchanged for cash and 55% of the aggregate shares tendered will be exchanged for shares of Allergan common stock.

On December 20, 2005, we also entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan's acquisition of Inamed which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin Type A product Reloxin™, and we and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin.

The exchange offer expired at 12:00 midnight Eastern Time on Friday, March 17, 2006, at which time 34,971,207 shares, representing approximately 94.7%, of Inamed’s outstanding common stock had been tendered.  As Allergan has received tenders representing at least 90% of the outstanding Inamed common stock, Allergan intends to complete the acquisition through a short-form merger under Delaware law on March 23, 2006, at which time we will become a wholly-owned subsidiary of Allergan. Immediately thereafter, Allergan intends to terminate our registration under the Securities Exchange Act of 1934 and delist our common stock from the NASDAQ National Market.

During the twelve months ended December 31, 2005, Inamed incurred approximately $110.4 million of costs related to the merger transactions, primarily for the termination fee to Medicis, legal and other professional fees. Of the $110.4 million, $91.7 million was recorded in merger expense and $18.7 million was recorded in selling, general and administrative expenses.

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

In the U.S. in June 2000, we completed the implantation phase of a core clinical study designed to gain U.S. Food and Drug Administration, or FDA, approval for our silicone gel-filled breast implants. In January 2002 we began submitting the first of several modules to the FDA for the pre-market approval, or PMA, seeking approval of our silicone gel-filled breast implants. The final module and application for the pre-market approval process of our silicone gel-filled breast implants, which included the completed two years of follow up data requested, was submitted on December 27, 2002. In October 2003, the General and Plastic Surgery Advisory Panel, or Panel, of the FDA recommended, with conditions, approval of the Company’s PMA application to market gel-filled breast implants in the United States. The Panel approval, with conditions, was for all indications—breast augmentation, reconstruction and revision. In January, 2004, we received a “Not Approvable” letter from the FDA. The letter outlined the additional information that we needed to provide prior to the FDA’s further review of our PMA for silicone gel-filled breast implants. According to the letter, submission of the requested information and data will place the PMA in approvable form and allow the FDA to conduct further review of Inamed’s PMA. In January 2004, the FDA also issued draft guidance for saline, silicone gel, and alternative breast implants. The guidance provides non-binding recommendations regarding device description, preclinical, clinical, and labeling information that the FDA recommends be presented in a PMA application for saline, silicone gel, and alternative breast implants. In August 2004, Inamed submitted an amendment to the for Pending Silicone

Gel-Filled Breast Implants PMA to the FDA. In April 2005, the FDA General and Plastic Surgery Devices Advisory Panel voted to not recommend approval at the time based on long term safety concerns with one of the devices in the study. At the end of second quarter we amended our submission in accordance to address the issues raised by the Panel and to include additional long term data from outside the U.S. In July, we voluntarily decided to cease the availability of the Style 153 double lumen device in the adjunct study in the U.S. In September 2005, we received an “approvable” letter with conditions for this pending PMA, and we continue to work with the agency to address these conditions which are required for full approval.

Additionally, in September 2000, the FDA approved a feasibility study for our Style 410 cohesive silicone gel-filled breast implants. In March 2001, we announced that the FDA had approved the expansion of the study to a full-scale clinical study. Patient enrollment for this study was completed in the first quarter of 2002 and is now beginning the fifth year of the clinical follow up period. In December 2004, we completed submission of the PMA application to the FDA for the Style 410 cohesive silicone gel-filled breast implants in the U.S. In March 2005, we received a deficiency letter from the FDA in regards to our application. Subsequently, we addressed these deficiencies and completed the filing of a supplement to the PMA application during the fourth quarter of 2005. The Style 410 cohesive silicone gel-filled implants are currently the leading selling breast implants in Europe.

Tissue Expanders.   We sell a line of tissue expanders for breast reconstruction and as an alternative to skin grafting to cover burn scars and correct birth defects.

Facial Aesthetics

We develop, manufacture, and market dermal filler products designed to improve facial appearance by smoothing wrinkles and scars and enhancing the definition of facial structure. Our primary facial aesthetics products are Zyderm™ and Zyplast™, CosmoDerm® and CosmoPlast®, the Hylaform® product range, Juvéderm®/Hydrafill® product range and Captique™. In July 2002, we acquired the exclusive rights in the U.S., Canada and Japan to sell Ipsen Limited’s botulinum toxin Type A product, branded as Reloxin in the U.S., for all cosmetic indications On December 20, 2005, Inamed also entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan’s acquisition of Inamed which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin product Reloxin, and Inamed and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin. In January 2004, we acquired the exclusive rights to sell Juvéderm® in the United States, Canada, and Australia, and the non-exclusive rights to sell the product under a different name in various other countries. In December 2004, the FDA approved Captique™ Injectable gel, a new dermal filler product based on Genzyme Corporation’s non-animal stabilized hyaluronic acid (HA) technology.

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

Juvéderm/Hydrafill.   Juvéderm, a non-animal based cross-linked hyaluronic acid-based dermal filler, is indicated for wrinkle correction, facial contouring, and lip enhancements. In January 2004, we signed a development and distribution agreement with Corneal Group for the rights to develop, distribute and market the Juvéderm dermal fillers. These rights also include product line extensions and improvements. This technology is based on the delivery of a homogeneous gel-based hyaluronic acid, as opposed to a particle-gel based hyaluronic acid technology, which is used in other products. Under this agreement, we will have the exclusive rights to develop, market and distribute the Juvéderm products in the United States, Canada, and Australia, and non-exclusive rights in France, Spain, the United Kingdom, Italy, Germany and Switzerland. In the non-exclusive European countries, Inamed has established the brand name, Hydrafill, to promote and market Juvéderm. Currently, Hydrafill is available in five formulations and Juvéderm is also available in five formulations, for soft tissue augmentation of varying severities of wrinkles. Juvéderm products are currently approved or registered in over 34 countries, including all major European markets. In these markets Juvéderm/Hydrafill does not require a skin test pre-treatment. Distribution of Juvéderm and Hydrafill in Canada and key European markets commenced in 2004, and we have filed for and are awaiting regulatory approval of Juvéderm in Australia. We filed the Juvéderm PMA with the FDA in December 2005.

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

Reloxin.   On December 20, 2005, we entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan’s acquisition of us which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin product Reloxin, and we and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin. As a result of the termination we will receive a $10.0 million payment from Ipsen.

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

The LAP-BAND System has achieved widespread acceptance in the United States, Europe, Australia, Latin America, the Middle East, and other countries and regions. In June 2001, the LAP-BAND System was approved by the FDA for treatment of severe obesity in adults who have failed more conservative weight reduction alternatives. Commercial distribution of the BioEnterics LAP-BAND System was initiated in the U.S. in July 2001. In April 2004, we introduced the LAP-BAND VG, which was approved by the FDA in January 2004. The LAP-BAND VG meets the needs of a wider range of patients, allowing us to serve a broader market. The larger band circumference of the LAP-BAND VG serves those who are physically larger, have thicker gastric walls, or have substantial internal fat. Over 200,000 LAP-BAND units have been sold worldwide since 1993.

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

Facial Aesthetics.   Our facial aesthetics products are marketed under Inamed Aesthetics primarily to plastic and reconstructive surgeons, hospitals and clinics, as well as to facial and oral surgeons, and dermatologists. The facial aesthetics products are sold in most of the same countries and by the same sales organizations that sell the breast aesthetics products. We have a direct sales force for facial products in Japan and Australia.

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

Facial Aesthetics

Our facial products compete in the dermatology, cosmetic, and plastic surgery markets with other hyaluronic acid products, substantially different treatments, such as laser treatments, chemical peels, fat injections, gelatin- or cadaver-based collagen products, and botulinum toxin-based products, as well as other polymer-based injectibles. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Internationally, we compete with products such as Restylane®, Restylane® Fine Lines, and Perlane™ (all manufactured by Q-Med A.B.). Since the first quarter of 2004 we have competed in the U.S. dermal filler market with Restylane® which is distributed by Medicis Pharmaceutical Corporation.

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

No intragastric balloons for the treatment of obesity are commercially available in the U.S. and we are currently aware of only one other company outside the U.S., Helioscopie, which recently launched the Heliosphere. We are not aware of any published clinical studies that support this device’s effectiveness.

RESEARCH AND DEVELOPMENT

We have a qualified staff of scientists, engineers, and technicians working on material technology and product design as part of our research and development efforts. Our research and development expense is primarily directed toward supporting the clinical trials of our products. In addition, we are directing our research and development toward new and improved products based on scientific advances in technology and medical knowledge, together with qualified input from the medical profession. We have incurred research and development expenses of $38.8 million, $28.8 million, and $21.5 million for the years ended, December 31, 2005, 2004 and 2003, respectively.

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

In addition, we are currently engaged in various collaborative ventures for the development, manufacturing, and distribution of current and new products. These projects include the following:

•       We have been the distributor and licensee for Genzyme Corporation’s Hylaform® products since 1999, including Hylaform® Plus and Hylaform® FineLine. In December 2004, we entered into an amended and restated agreement with Genzyme Corporation for exclusive U.S. development and distribution rights of Captique, a non-animal based hyaluronic acid-based dermal filler. We purchase these products from Genzyme Corporation and pay royalties based on sales.

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

MANUFACTURING AND RAW MATERIALS

Our manufacturing facilities are located in Fremont, California; San José, Costa Rica; and in Arklow, Ireland. The majority of manufacturing operations at the Santa Barbara, California manufacturing location were consolidated into our facilities in Costa Rica and Ireland in 2004. See Note 3 of the notes to the consolidated financial statements.

Manufacturing facilities producing medical devices intended for distribution in the U.S. and internationally are subject to regulation and periodic review by the FDA, European Notified Bodies, and international regulatory authorities. All of our facilities are currently approved by the FDA and the relevant notified bodies to manufacture medical devices for distribution in the U.S. and international markets.

Breast Aesthetics

The Inamed quality system and facility in Santa Barbara, California was inspected by the U.S. FDA in February 2004 and February 2005. Our facility in Arklow, Ireland and San Jose, Costa Rica were both inspected by the FDA in November 2005. All of the inspected quality systems and facilities were found to be in substantial compliance with U.S. FDA regulations.

Manufacturing facilities producing medical devices in the state of California are required to be registered by the California Food and Drug Branch (FDB) of the California Department of Health Services. Our Santa Barbara, California and Fremont, California facilities were both inspected by the FDB in 2003 and found to be in compliance with applicable state statutes, and our facility licenses are current.

The quality system and facilities which produce medical devices for sale and distribution in the European Economic Community (EEC) are subject to regulatory requirements of the Medical Devices Directive (MDD) as well as various International (ISO) and European National (EN) standards. In Europe, Notified Bodies are responsible for enforcement of the MDD regulations.

Our quality system and facilities in Santa Barbara, California and San José, Costa Rica were inspected by TÜV Product Services GmbH (a European Notified Body) in November and October 2005, respectively. The facility in Arklow, Ireland was inspected by G-Med (a European Notified Body) in October 2005. All of the quality systems and all facilities were found to be in compliance with the requirements of the MDD and with applicable ISO standards (ISO 13485). All Quality System and CE Mark certificates have been issued and are current.

These certifications for Santa Barbara, San Jose, and Arklow include ISO 13485:2003, and Council Directive 93/42/EEC, the Medical Devices Directive. Additionally, Santa Barbara and San Jose are certified to the Canadian Medical Devices Regulation (CMDR).

The Quality System and facility in Fremont, California was inspected by the Therapeutics Goods Administration (Australian Competent Authority) in January 2005 and is in compliance with the Australian Therapeutics Goods (Medical Devices) Regulation.

Our Quality System and facilities in Fremont and Santa Barbara, California; Arklow, Ireland and San José, Costa Rica were inspected by the U.S. FDA in April, February and November 2005, respectively, and are in compliance with applicable Code of Federal Regulations.

We manufacture breast implants and related tissue expander products at our facilities in San José, Costa Rica and Arklow, Ireland. The facility in Santa Barbara, California remains a back-up manufacturing facility for breast implants. We manufacture Inamed Health products at our facility in San José, Costa Rica and injectable collagen products at our facility in Fremont, California. All products are manufactured in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.

In late 1998, we entered into a strategic alliance with a privately held specialty chemical company, whereby that company has agreed to act as our exclusive supplier of silicone raw materials.

Facial Aesthetics

Zyderm and Zyplast and CosmoDerm and CosmoPlast implants are manufactured at our facility located in Fremont, California.

We use a patented viral inactivation process for the Zyderm and Zyplast collagen-based products, which ensures both safety and quality. The production process uses readily available chemicals and enzymes and bovine dermis as the source of collagen. Since 1987, the hides have been sourced from a USDA certified closed herd in Northern California to ensure the prevention of contamination of the bovine collagen based products. The closed herd provides a reliable source of raw material with backup capabilities in case of natural disasters. The bovine collagen-based products have refrigerated shelf lives of 36 months.

In 2001, we began manufacturing activities for the bioengineered human collagen dermal filler products, CosmoDerm and CosmoPlast. Originally, raw materials for these products were obtained in bulk from Advanced Tissue Sciences (ATS) and further processed and packaged at our Fremont, California facility. Due to the liquidation of ATS, in March 2003 we entered into a supply agreement with an affiliate of Smith & Nephew, Inc. to provide the raw materials previously provided by ATS. In late 2005, we were notified that Smith & Nephew were in the process of liquidating their assets. In January 2003, we signed a development agreement with Immucor, Inc. for the production of human collagen extra-cellular mesh, the raw material for CosmoDerm and CosmoPlast. We entered into a supply agreement with Immucor, Inc. in 2004.

As noted above, medical devices manufactured at our Fremont, California facility, and intended for distribution in the U.S. and internationally, are subject to regulation and periodic review by the FDA and the requirements of the EEC MDD regulations, various international and European standards, and review by a European Notified Body.

Our Fremont manufacturing facility and quality system was inspected by the FDB in 2003, and by the FDA in April 2005 and found to be substantially compliant with all applicable regulations. In addition, this facility was inspected by TÜV Product Service GmbH in April 2005 and certified to applicable International and European regulations and standards. The Fremont facility is currently certified to ISO 13485:2003; Council Directive 93/42/EEC; MDD and the CMDR.

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

Environmental Compliance

Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws. We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2004 or in 2005. In 2006, we do not expect to incur any material expense to maintain our compliance level. Our manufacturing facility in Arklow, Ireland, is regulated by the Irish Environmental Protection Agency, or EPA. The Irish EPA carries out regular checks and monitors compliance with the requirements of the Integrated Pollution Control License. In 2005, we received one notice of non-compliance from the EPA. Revised EPA license conditions have been agreed upon with the EPA and we received the final permit to complete the installation of the thermal oxidizer.

Our manufacturing facility in Costa Rica is operated under the jurisdiction of the office of Human Environmental Control within the Ministry of Health. Inamed Costa Rica was granted a working permit or license for industrial facilities in August 2000. The permit 0194-2000 has a validity of five years. The current permit was renewed under #61 with the industrial classification 3906 and is due January 27, 2007. We received no citations or notices of violations from the Costa Rican authorities in 2005. We do not expect to incur any material expense to maintain this compliance level during 2006.

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

EMPLOYEES

As of February 28, 2006 we had approximately 1,300 employees in active service, of which approximately 700 were in the U.S., Canada, and Costa Rica and approximately 600 were at other international operations. Except for employees at our manufacturing facility in Arklow, Ireland, none of our employees are represented by a labor union.

ITEM 1A.        RISK FACTORS

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

OUR MERGER WITH ALLERGAN MAY NOT HAVE THE BENEFITS WE EXPECT OR MAY DISRUPT OUR BUSINESS.

The impact of Allergan’s acquisition of Inamed may result in any or all of the following risks: the businesses will not be integrated successfully; the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected; and disruption from the acquisition, which could harm relationships with our current customers, employees or suppliers and affect our pricing, spending, third-party relationships and revenues.

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

In addition, we continue to incur substantial costs and expenses as a result of our liabilities related to the Trilucent breast implant. Our Trilucent costs and expenses derive in part from the program announced by us on June 6, 2000, and include, among other things, continuing expenses of our explantation program, regulatory compliance, scientific and other investigative studies, bodily injury and financial loss claims, and related legal and defense costs. While we have insurance for some of these expenses and have also established accruals for them in addition to our insurance program, the combined amount of our insurance and accruals may be insufficient to cover all our future Trilucent-related liabilities. In 2002, we came to final settlements with each of our two insurers for product liability claims arising from the Trilucent implant. Under one settlement with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to us in January 2003, $1.5 million cash to us in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to us for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. This policy was fully used as of June 30, 2004.  Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to us for the indemnification of non-U.S. Trilucent claims. There was approximately $1.6 million remaining under this commitment at December 31, 2005.

In addition, at December 31, 2005, we had an accrual for future Trilucent claims, costs, and expenses of approximately $4.0 million and insurance of $1.6 million, or $2.4 million, net of insurance. While we currently believe this amount is adequate, it is possible that our future Trilucent-related liabilities could exceed this amount. Further, the existing insurance coverage is subject to a number of conditions. Thus, our accruals and liability insurance coverage under the foregoing insurance policies may be inadequate to cover our future Trilucent-related liabilities, including our Trilucent-related bodily injury claims and other contingent liabilities.

Under the program announced on June 6, 2000, we have, through our AEI Inc. subsidiary, undertaken a comprehensive program of support and assistance for women who received Trilucent breast implants, under which we are covering medical expenses associated with the removal and replacement of those implants for the approximately 8,500 women who received them. To date, we believe that virtually all of the United Kingdom residents and more than 95% of the women in the rest of the world who had these implants have had them removed. The product was not sold commercially in the United States. Prior to February 15, 2005, an insurance company honored its commitment under an insurance policy to reimburse us for most of the medical expenses incurred in connection with this explantation program. As of February 15, 2005, this policy expired in accordance with its terms. Despite the expiration of this policy, we have continued to pay for the explantations of certain Trilucent recipients and may do so in the future. Hence it is possible that we could incur material liabilities for Trilucent-related explantation expenses in the future for which we will not have insurance coverage.

Recipients of the Trilucent implants have also asserted claims and brought legal proceedings against the Company, AEI (an affiliate of the Company), other affiliated and unaffiliated entities, and persons alleging bodily injury and financial loss as a result of the implantation and explantation of  their Trilucent implants.  To date, we have been able to resolve these claims within our accruals and with insurance proceeds. In the United Kingdom and Spain, we entered into protocols under which women who have had their Trilucent implants removed since June 6, 2000 applied for certain fixed levels of compensation, or obtained an independent, binding determination of their damages, without proof of defect or legal causation. In the United Kingdom, while we have been successful in settling the vast majority of claims, we have yet to finally adjudicate approximately 50 claims in which women in the U.K. are claiming serious medical complications from their Trilucent explantation procedure. See Part I, Item 3 Legal Proceedings.  In Spain, although approximately 336 women have accepted our protocol, approximately 63 have commenced individual legal proceedings (approximately 39 of which are still pending) and a Spanish consumer union has commenced a single action in which it alleges that it represents 41 Spanish Trilucent explantees. More than 790 Spanish women were explanted and hence more than 300 have yet to make claims for bodily injury or financial loss (although we have already paid for their explants). The claims of many of these women may now be time-barred under Spanish law. In addition, in the second quarter of 2005, for the first time an appellate court in Spain issued a decision holding that Trilucent beast implants were not “defective” within the meaning of Spanish product liability law and dismissed a €60,000 award issued by the lower court. While this ruling is a positive development for Inamed, it may not be followed by other Spanish appellate courts or could be modified or be found to be inapplicable to other cases filed in the Madrid district. In the third quarter of 2005, we terminated the voluntary settlement protocols under which Trilucent explantees in the U.K. and Spain could obtain compensation without proof of defect or legal causation. We did so because, in the opinion of our counsel, it is unlikely that women who are seeking explantation at this late date could be doing so in reliance on the June 6, 2000 Hazard Notice. However, while we believe that there will be relatively few new Trilucent bodily injury claims in the future, we may in fact receive new Trilucent bodily injury claims and may attempt to settle them rather than litigate them in order to conserve resources.

We are also facing Trilucent related claims and legal proceedings in Germany, Belgium, Italy and other countries. In Germany, where as many as 1,500 to 2,000 women are believed to have been implanted with Trilucent,  approximately 950 have been explanted, but only approximately 130 have made claims for bodily injury or financial loss (although we have already paid for their explants). By reason of adverse publicity concerning Trilcuent and the announced closure of our explantation program, we have continued to receive Trilucent-related bodily injury claims in Germany, Belgium, Italy and other European countries.

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

On April 11, 2005, the General and Plastic Surgery Advisory Panel (Panel) of the FDA recommended by a five to four vote the non-approval to the FDA of our Pre-Market Approval (PMA) application to market responsive silicone gel-filled breast implants in the U.S. After consideration of the outcome of the Panel meeting and in consultation with the FDA, we modified our responsive gel PMA by separating data for 8 round style investigational device and the shaped Style 153 investigational devices. This PMA modification also included new 10 to 12 year European data for these styles. We also decided to voluntarily end the availability of the Style 153 as an investigational device in clinical studies. The Style 153 accounted for approximately $3.4 million (less than 1%) of our total revenues in 2004.

On September 21, 2005, we announced that we received an “approvable letter” from the FDA for our responsive silicone gel-filled breast implants. The approvable letter stipulates a number of conditions that we must comply with in order to receive FDA approval to market and sell responsive silicone gel-filled breast implants in the U.S. An “approvable letter” is one of several intermediate steps in the FDA review process of new products. If we do not meet the conditions of our “approvable letter”, then we may not be permitted to market and sell silicone breast implants in the U.S., which could harm our financial results and prospects. In addition, our principal competitor in the U.S, Mentor Corporation, announced that it received an “approvable letter” from the FDA for its silicone gel-filled breast implants on July 28, 2005. If Mentor is approved to market and sell silicone breast implants in the U.S before us, Mentor’s silicone-gel filled breast implants would then be the only approved silicone implants in the U.S., which could provide Mentor with a competitive advantage over us the U.S. breast implant market, at least in the short term.

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

•       events related to the proposed acquisition by Allergan and/or the operating results or stock price of Allergan;

•       merger-related expenses if the merger with Allergan is not consummated;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.                PROPERTIES

We lease all of our office, manufacturing, and distribution facilities which are, primarily, as follows: Fremont, California; Santa Barbara, California; Arklow, Ireland; and San José, Costa Rica.

We lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales offices, located in Canada, Australia, France, Germany, Italy, Japan, Spain, and the United Kingdom. Due to anticipated demand for our products in the next few years, we plan to continue expanding our manufacturing capacity in Ireland and Costa Rica. We have commenced construction of a new manufacturing facility in Costa Rica.

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, Inamed terminated this support program effective as of March 31, 2005 in all countries other than the U.S. and Canada. Notwithstanding the termination of the general program, the Company continued to pay for explanations and related expenses in certain cases if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, Inamed may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. Inamed also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, virtually all of the U.K. residents and more than 95% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. To date, an insurance company has reimbursed Inamed for approximately 70% of these expenses. As of February 15, 2005, this insurance expired.

In 2000-2002, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled and, except for one matter recently brought by an individual who received Trilucent implants in a U.S. clinical trial (and who executed a broadly-worded informed consent in order to participate in that trial), we are not a party to any Trilucent related court proceedings in the United States at this time.

Also since the third quarter of 2000, Inamed and its subsidiaries have received notices of claim from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November, 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol afforded a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also afforded a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. More than 95% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. Effective September 15, 2005, Inamed closed the settlement protocol in the UK. To date, the Company has not received any civil proceedings in the UK as a result of its Trilucent-related exposure.

In addition, in Spain, prior to September 30, 2005, Inamed offered a protocol similar in structure to the United Kingdom protocol. During the time that this Spanish protocol was open, the Company received approximately 336 claims. In addition, a Spanish consumer union has commenced a single action in which the consumer union, Avinesa, alleges that it represents 41 Spanish Trilucent explantees. Finally, to date, 63 women have commenced individual legal proceedings in court against Inamed, of which 39 were still pending as of December 31, 2005. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, Inamed won approximately one-third, and lost approximately two-thirds of its Trilucent cases in the lower courts. The average damages awarded in cases the Company lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a €60,000 award issued by the lower court. While this ruling is a positive development for the Company, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. The Avinesa class action was filed in the Madrid district. Since the ruling in Gomez Martin v. AEI, Inamed has had greater success in winning the Spanish cases than before the ruling.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. As of June 30, 2004 Inamed had no remaining coverage under this policy. Under the second settlement, AISLIC, an AIG company, agreed to make an excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $1.6 million remaining under this commitment at December 31, 2005. As a result of these settlements, Inamed released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

In addition, at December 31, 2005, the Company had an accrual for future Trilucent claims, costs, and expenses of approximately $4.0 million and insurance of $1.6 million, or $2.4 million, net of insurance.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that future Trilucent-related liabilities will not exceed the current accruals and insurance coverage.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. We do not believe that we practice the device claimed by Manders or that we teach the methods he claims. Accordingly, in February 2003, we answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. On February 23, 2006, the Court issued its Memorandum Opinion on claim construction. The Court also issued an order setting a status conference for April 21, 2006, which will set the schedule for remaining pretrial activities including a period of time for expert discovery. We intend to defend this lawsuit vigorously.

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

Other

Inamed is involved in various other legal actions arising in the ordinary course of business, which may involve product liability claims for bodily injury and/or financial loss arising from the use of our products. These claims have not had, and are not expected to have, but may have, a material adverse effect on our financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2005, the Company held its annual stockholders’ meeting, whereby the stockholders (i) elected six directors each of whose term of office as a director continued after the meeting and (ii) ratified the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2005. The vote on these matter was as follows:

(i)           ELECTION OF DIRECTORS

Director	Votes For	Votes Withheld
Nicholas L. Teti	31,320,041	963,968
Malcolm R. Currie, Ph.D	21,408,019	10,875,990
John C. Miles II	31,462,581	821,428
Mitchell S. Rosenthal M.D.	30,916,585	1,367,424
Joy A. Amundson	31,462,731	821,278
Terry E. Vanderwarker	31,461,491	822,518

(ii)          RATIFICATION OF KPMG

For	32,098,301
Against	179,355
Abstentions and broker non-votes	6,353

PART II

ITEM 5.                MARKET FOR INAMED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On March 17, 2006, we had 312 stockholders of record. Our common stock price at the close of business on March 17, 2006, was $92.67 per share.

The table below sets forth the high and low bid prices of our common stock for the periods indicated as reported on the NASDAQ National Market under the symbol IMDC. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2004
1st Quarter	$53.30	41.70
2nd Quarter	69.80	52.25
3rd Quarter	64.20	45.17
4th Quarter	64.09	47.24
2005
1st Quarter	$72.50	59.30
2nd Quarter	70.80	57.75
3rd Quarter	78.74	65.62
4th Quarter	88.65	69.61

SECURITIES AUTHORIZED FOR ISSUANCES UNDER EQUITY COMPENSATION PLANS

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management” for the securities authorized for issuances under equity compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto included in this Annual Report and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report. The selected consolidated financial information presented below is derived from our audited consolidated financial statements for each of the five years through the period ended December 31, 2005.

	Years Ended December 31,
	2005		2004		2003	2002		2001
Statements of income data:
Net sales	$437.8		$384.4		$332.6	$275.7		$238.1
Cost of goods sold	120.8		107.8		98.8	77.6	(5)	67.2	(5)
Gross profit	317.0		276.6		233.8	198.1	(5)	170.9	(5)
Operating expenses:
Selling, general and administrative	188.4	(4)	169.8	(3)	135.8	126.7	(5)	96.6	(5)
Research and development	38.8		28.8		21.5	13.6		12.2
Restructuring charges	(0.7)		—		—	5.1		12.0
Amortization of intangible assets	5.4		5.0		4.0	4.9		11.3	(1)
Total operating expenses	231.9		203.6		161.3	150.3		132.1
Operating income	85.1		73.0		72.5	47.8		38.8
Other income (expense):
Net interest income (expense) and debt costs	2.7	(2)	0.5	(2)	(9.4)	(11.7)		(11.7)
Foreign currency transaction gains (losses)	(0.6)		0.1		(0.1)	0.3		(0.4)
Merger related charges	(91.7	)(4)	—		—	—		—
Royalty income and other	3.8		4.7		4.2	5.8		5.0
Total other income (expense), net	(85.8)		5.3		(5.3)	(5.6)		(7.1)
Income (loss) before income tax expense	(0.7)		78.3		67.2	42.2		31.7
Income tax expense	25.5		15.2		14.2	9.3		10.7
Net income (loss)	$(26.2)		$63.1		$53.0	$32.9		$21.0
Net income (loss) per share of common stock
Basic	$(0.72)		$1.77		$1.54	$1.04		$0.69
Diluted	$(0.72)		$1.75		$1.51	$1.00		$0.64
Weighted average shares outstanding:
Basic	36.3		35.6		34.5	31.5		30.3
Diluted	36.3		36.0		35.2	32.9		32.6

Note 1—In 2001, Inamed recorded amortization on goodwill in accordance with APB Opinion No. 17. Beginning January 1, 2002, Inamed adopted Statement of Financial Accounting Standard (SFAS) No. 142 and ceased amortizing goodwill.

Note 2—Interest expense decreased in 2004 due to our debt refinancing and principal reduction in mid-2003. In addition, we began investing our excess cash in short-term investments in 2004, which significantly increased our interest income in 2004 and 2005.

Note 3—Selling, general, and administrative includes a one-time legal settlement of $17.2 million with Ethicon relating to a patent infringement case.

Note 4—Total merger related fees and expenses of $110.4 million includes $91.7 million in merger related charges and $18.7 million in selling, general and administrative expenses. See Note 2 to the audited consolidated financial statements.

Note 5—Royalties have not been reclassified from SG&A to COGS for the years 2001 and 2002.

	December 31,
	2005	2004	2003	2002	2001
	(millions)
Balance sheet data:
Working capital	$199.3	$190.9	$131.9	$81.4	$63.3
Total assets	548.4	570.1	501.0	439.4	400.2
Total long-term debt and capital leases (incl. current portion)	5.0	22.5	32.5	83.7	121.0
Stockholders’ equity	450.3	446.3	351.5	232.7	174.4

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader to better understand the financial condition and results of operations of Inamed. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes included herein. The following provides a brief description of each section of our MD&A:

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

We manufacture our products in California, Costa Rica and Ireland. We also purchase finished products and certain raw material components from third party manufacturers. The cost of goods sold represents the cost of third party finished products, raw materials, labor, allocated overhead and royalties. Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, manufacturing efficiencies or inefficiencies, and royalty payments. In 2004 and 2003, the cost of goods sold also included accelerated depreciation charges related to the manufacturing consolidation (see Note 3 to the Consolidated Financial Statements).

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries and benefits, commissions, allocated overhead and marketing program costs. General and administrative expenses incorporate the costs of finance, human resources, information services, legal, and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, contract services, consultants and other outside costs. We also conduct research on materials technology, product design and product improvement.

In March 2005, we announced the execution of a merger agreement, by and among us, Medicis Pharmaceutical Corporation (Medicis), and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis. Under the merger agreement, we would have been merged with and into Masterpiece Acquisition Corporation. Under the terms of the transaction, our stockholders would have received 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock upon consummation of the proposed merger.

On November 14, 2005, we received a letter containing an unsolicited preliminary non-binding proposal from Allergan, Inc. (Allergan) to acquire all outstanding shares of Inamed for a per share consideration of $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder, subject to proration such that the total value of the consideration payable would be $1.45 billion in cash and 17.9 million shares of Allergan. The proposal stated that it was subject to the satisfactory completion of limited due diligence and the execution of a mutually acceptable definitive agreement. On November 21, 2005, Allergan filed with the SEC the Schedule TO and the Registration Statement, including the Prospectus, and formally commenced its exchange offer.

On December 13, 2005, we entered into a merger termination agreement (the “Termination Agreement”) with Medicis and Masterpiece Acquisition Corporation which provides that the Medicis merger agreement terminated effective immediately upon the parties’ execution of the Termination Agreement and Medicis’ receipt from Inamed of a $90.0 million termination fee and an additional $0.5 million in expense reimbursement fees. We paid these termination and expense reimbursement fees in full on December 13, 2005. On the same date, we also announced that our Board of Directors had unanimously determined to recommend that our stockholders tender their shares to Allergan upon execution by us of a definitive agreement and plan of merger between Inamed and Allergan. On December 15, 2005, we announced that our Board of Directors had unanimously approved the definitive agreement and Plan of Merger.

On December 20, 2005, we executed a definitive agreement and plan of merger with Allergan. Pursuant to the definitive merger agreement and consistent with the exchange offer previously commenced by Allergan, Allergan will exchange for each outstanding common share of Inamed, either $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder. Elections of our stockholders are subject to proration as described in Allergan’s Form S-4 initially filed with the Securities and Exchange Commission (SEC) on November 21, 2005, and subsequently amended, so that 45% of the aggregate shares tendered will be exchanged for cash and 55% of the aggregate shares tendered will be exchanged for shares of Allergan common stock.

On December 20, 2005, we also entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan’s acquisition of Inamed which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin product Reloxin, and we and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin. As a result of the termination agreement, we will receive a payment of $10.0 million from Ipsen.

The exchange offer expired at 12:00 midnight Eastern Time on Friday, March 17, 2006, at which time 34,971,207 shares, representing approximately 94.7%, of Inamed’s outstanding common stock had been tendered. As Allergan has received tenders representing at least 90% of the outstanding Inamed common stock, Allergan intends to complete the acquisition through a short-form merger under Delaware law on March 23, 2006, at which time we will become a wholly-owned subsidiary of Allergan. Immediately thereafter, Allergan intends to terminate our registration under the Securities Exchange Act of 1934 and delist our common stock from the NASDAQ National Market.

During the year ended December 31, 2005, we incurred approximately $110.4 million of costs related to the proposed mergers with Medicis and Allergan, primarily for termination fees, legal and other professional fees. The $91.7 million termination fee and merger related expenses were recorded as merger related charges. $18.7 million of other merger-related costs were recorded as selling, general and administrative expenses.

In September 2005, we received an “approvable letter” from the FDA for our responsive silicone gel-filled breast implants. The “approvable letter” stipulates a number of conditions that we must comply with in order to receive FDA approval to market and sell responsive silicone gel filled breast implants in the United States. An “approvable letter” is one of several intermediate steps in the FDA review process of new products. We continue to work with the FDA to address the conditions of the letter which are required for full approval.

For a further discussion on the status of U.S. and international regulatory approvals, see Part I Item 1. “Business” in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $111.7 million and no short-term investments at December 31, 2005, an aggregate decrease of $18.6 million from $107.2 million of cash and cash equivalents and $23.1 million in short-term investments at December 31, 2004. At December 31, 2005, approximately $75.5 million of our cash was held internationally which may be subject to U.S. income tax if repatriated to the U.S. The decrease during 2005 was the result of significant cash payments for merger transaction costs.

Cash used in operations was $8.1 million in 2005 compared to cash provided by operations of $70.7 million in 2004. The decrease is primarily the result of lower net income due to the payment of merger transaction costs. This was partially offset by an increase in accounts receivable of $15.9 million due to an increase in sales, as well as an increase in inventory of $9.5 million primarily due to due to a build up in anticipation of product launches and production timing effects.

Cash provided by operations was $70.7 million in 2004 compared to $75.2 million in 2003. The decrease was primarily the result of the Ethicon settlement payment. Trade accounts receivable increased $7.2 million in 2004 over 2003 due to increased sales. Inventories increased $8.3 million, primarily due to increased facial product inventory in the U.S. We increased our inventory while we changed suppliers of human collagen mesh to support any transitional issues as well as to comply with our long-term contract agreements. In addition, we increased inventory to support the launch of new products. Other assets decreased $6.3 million primarily due to a reduction in our Trilucent insurance receivable (see Part I, Item, 3. Legal Proceedings, Breast Implant Litigation, Trilucent Breast Implant Matters). Accruals and other long-term liabilities decreased $9.3 million primarily due to payments with respect to our Trilucent liability and a decrease in our deferred tax liability due to timing of payments.

Cash provided by investing activities of $7.2 million in 2005 consisted of $130.1 million for the purchase of short-term investments to earn better rates of interest on our cash, $152.8 million proceeds from sales and maturities of such investments (this amount reflected the sale of our entire portfolio of short-term held-to-maturity securities of $54.2 million net of unamortized discounts, to pay the Medicis termination fee, see Note 2 to the audited consolidated financial statements), and $14.5 million in capital expenditures, primarily for our plant expansions and our global Enterprise Resource Planning, or ERP, system. Cash used in investing activities of $53.2 million in 2004 consisted of $30.2 million for the purchase of short-term investments, $11.1 million for the purchase of intangibles, primarily the purchase of license and distribution agreements, and $18.7 million in capital expenditures, primarily for our plant expansions and our global ERP system. In 2003, cash used in investing activities of $16.9 million consisted primarily of capital expenditures related to our plant expansions and our global ERP system.

Cash provided by financing activities in 2005 of $11.1 million reflected proceeds of $28.6 million from the issuance of common stock upon the exercise of outstanding stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $17.5 million. Cash provided by financing activities for the year 2004 of $4.7 million reflected proceeds of $14.7 million from the issuance of common stock upon the exercise of outstanding stock options and issuances pursuant to the employee stock purchase plan, offset by long-term debt principal payments of $10.0 million. In 2003, cash used in financing activities of $19.4 million reflected net principal payments of $51.2 million, partially offset by proceeds of $33.2 million from the issuance of common stock upon the exercise of outstanding stock options and issuances pursuant to the employee stock purchase plan.

As of December 31, 2005, we had long-term debt of $5.0 million, all of which is classified in current liabilities. In addition, we had a $35.0 million revolving line of credit, with an initial term expiring in June 2008, which terminated on March 8, 2006. We have utilized $17.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $17.2 million of revolver capacity was unused as of December 31, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.0%. Due to the additional expense of $110.4 million in merger related transaction costs, our EBITDA was negative at December 31, 2005. Due to this, we were no longer in compliance with our debt covenants and, as a result, paid the remaining $5.0 million balance of our loan in March 2006. The credit agreement has been terminated as of March 8, 2006. Subsequent to the termination of the credit agreement, the letters of credit used to collateralize certain insurance programs became unsecured. The remaining payments were previously due in June 2006.

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

The following summarizes our contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$5.0	$5.0	$—	$—	$—
Operating leases	52.5	7.5	11.7	10.9	22.4
Purchase obligations	21.3	20.8	0.5	—	—
License & distribution agreements	15.0	4.0	11.0	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	26.0	6.6	6.0	4.0	9.4
Total	$119.8	$43.9	$29.2	$14.9	$31.8

The $21.3 million in purchase obligations primarily relates to fees due to JP Morgan for services rendered in connection with our merger transactions. The actual amounts, if any, and timing of such payments will depend upon a variety of factors outside of our control.

The $15.0 million obligation for license and distribution agreements relates to various amounts contingently payable to third parties based on the successful completion of certain milestones related to regulatory approvals. The actual amounts, if any, and timing of such payments will depend upon a variety of factors outside of our control.

The $26.0 million obligation for other long-term liabilities consists of long-term and short-term amounts as follows: total other long-term liabilities is $19.4 million; and the short-term portion of these long-term liabilities is $6.6 million (see Notes 7 and 8 to the audited consolidated financial statements for a detailed description).

RESULTS OF OPERATIONS

Certain items in this section are presented, utilizing non-GAAP measures, excluding the $110.4 million in merger expenses for the year ended December 31, 2005 and the $17.2 million Ethicon settlement as of December 31, 2004. These expenses are outside our normal business operations and therefore not reflective of underlying trends in our business. We present these items in a manner that is consistent with how management views our business. Given that Allergan owns at least 90% of the outstanding Inamed common stock and intends to complete the acquisition through a short-form merger under Delaware law pursuant to the Allergan merger agreement, Inamed cannot predict with certainty the manner in which Inamed’s business will be operated in the future and thus will not be assessing trends relating to Inamed’s business and operations after the consummation of the merger. Consequently, our historical results may not reflect future trends or results.

Sales

							Twelve Months Ended December 31,
							2005 vs. 2004		2004 vs. 2003
	2005	Percent of sales	2004	Percent of sales	2003	Percent of sales	Dollar change	Percent change	Dollar change	Percent change
Inamed Aesthetics— Breast	$230.9	53%	$215.8	56%	$177.8	53%	$15.1	7%	$38.0	21%
Inamed Heatlh—Obesity intervention	131.2	30%	88.5	23%	63.1	20%	42.7	48%	25.4	40%
Inamed Aesthetics— Facial	71.7	16%	75.6	20%	87.2	26%	(3.9)	(5)%	(11.6)	(13)%
Other Products	4.0	1%	4.5	1%	4.5	1%	(0.5)	(11)%	—	—
Total	$437.8	100%	$384.4	100%	$332.6	100%	$53.4	14%	$51.8	16%

Net sales (net of returns, discounts, and allowances), or sales, for 2005, 2004, and 2003 were affected by foreign exchange rate fluctuations positively by approximately 0%, 3%, and 4%, respectively.

Subsequent to the first quarter of 2005, we operated under the terms and conditions of merger agreements with Medicis and Allergan, which may have caused some distraction for all our employees, particularly our aesthetics sales force.

Inamed Aesthetics—Breast.   Growth of breast aesthetics sales for the year ended December 31, 2005 over the same period 2004 was 7% company-wide.  For the fourth quarter of 2005, we had a decline in sales of approximately 3% over the same quarter in 2004.

The growth for the year was attributed to the continued acceptance of aesthetic procedures and favorable demographics.  However, the April 2005 FDA advisory panel decisions (voting in favor of Mentor Corporation’s PMA and against our PMA) started a period of uncertainty for the U.S. marketing of our responsive silicone gel breast implants.  In July 2005, Mentor Corporation announced that it received an approvable letter from the FDA for its responsive silicone gel breast implants.  At the end of the third quarter, we received an approvable letter which we believe was substantially equivalent to that of Mentor Corporation’s.

The fact that each company had approvable letters may have caused a slow-down in breast aesthetics procedures during the last half of the year as doctors and their patients awaited the final FDA decision on approval of responsive silicone gel-filled breast implants.

Internationally, we had higher rates of growth in the first three quarters in comparison to the U.S., but competitive pressures in the EU adversely affected us in the fourth quarter.  In Europe, the Allergan merger may have caused more distraction than the Medicis merger, because Allergan, unlike Medicis, has a large European presence.

Inamed Health—Obesity Intervention.   The increase in 2005 and 2004 sales was primarily due to the following factors.  Our direct-to-consumer advertising in certain markets in the U.S. started to yield significant returns subsequent to the launch in the first quarter of 2005.  Focus on our key physician account development program continued to be fine tuned over the course of the year.  Reimbursement for the LAP-BAND procedure continued to expand supporting the accelerated growth in the second half of the year.  On-going interest in education on LAP-BAND surgery results in an increasing number of surgeons trained and proctored.

We believe the mergers did not have as large of an impact on our health sales force.

Inamed Aesthetics—Facial.   Facial aesthetics sales experienced a decrease in 2005 and 2004. The primary cause for this decrease was the continued decline in our collagen product revenues in the U.S. due to increased competition in 2004 and on-going competition and acceptance of the competitive product, Restylane™, in 2005. Our hyaluronic acid-based dermal fillers could not stem the loss of sales and market share in the U.S. in 2004 and 2005. In Europe we continued to grow the Hydrafill product family, our non-animal, stabilized hyaluronic acid-based dermal filler in the markets in which we have rights to distribute.

Cost of Goods Sold

	Cost of goods sold	Percent of sales	Gross profit margin	Percentage point change in gross profit margin over prior year
2005	$120.8	27.6%	72.4%	0.4%
2004	$107.8	28.0%	72.0%	1.7%
2003	$98.8	29.7%	70.3%

The improvement of gross profit margins in 2005 and 2004 reflected a favorable product mix.

Selling, General, and Administrative (SG&A)

	SG&A	Percent of sales	Dollar change over prior year	Percent change over prior year
2005	$188.4	43.0%	$18.6	11.0%
2004	$169.8	44.2%	$34.0	25.0%
2003	$135.8	40.8%

We have reclassified prior period royalty expense from selling, general and administrative to cost of goods sold to conform to the current period presentation.

Selling and marketing expenses increased on an absolute basis and as a percentage of sales for the year ended December 31, 2005 over the same period in 2004. The increase is primarily due to the launch of our direct-to-consumer campaign for our obesity intervention products and increased commissions resulting from LAP-BAND sales.

General and administrative expense increased in absolute dollars and decreased as a percentage of sales for the year ended December 31, 2005 over the same period in 2004. The increase is primarily due to merger related expenses in 2005, and the increase in 2004 is primarily due to a $17.2 million charge related to our Ethicon patent settlement and related litigation costs in the second quarter of 2004.

Included in SG&A for the year ended December 31, 2005 is $18.7 million of costs associated with our mergers, consisting primarily of legal fees and other professional fees. See Part I, Item 1 “Business.”

Excluding the merger-related expenses and the non-recurring Ethicon charge, SG&A would have been 38.8% and 39.7 % of sales for the year ended December 31, 2005 and 2004, respectively.

Research and Development (R&D)

	R&D	Percent of sales	Dollar change over prior year	Percent change over prior year
2005	$38.8	8.9%	$10.0	34.7%
2004	$28.8	7.5%	$7.3	34.0%
2003	$21.5	6.5%

The majority of our research and development expenses in the year 2005 were related to the clinical development programs for the botulinum toxin Type A product, Reloxin™; our Juvéderm dermal fillers; and the responsive silicone gel and cohesive silicone gel breast implant clinical trials in the U.S. The increase in R&D expense in 2004 over 2003 was primarily due to the commencement of Phase III of the Reloxin trials and clinical investigations for Juvéderm. The majority of the expenses in 2003 related to the clinical development programs for our Hylaform dermal filler, Reloxin, and the silicone gel and cohesive silicone gel breast implant clinical trials, and PMA applications as applicable in the U.S.

Amortization

In 2005, amortization of intangible assets was $5.4 million compared to $5.0 million in 2004 and $4.0 million in 2003. The increase in 2005 and 2004 was due to the purchase of new intangibles and the commencement of amortization on certain intangibles in mid-2004.

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

	Authorized Shares	Number of Shares Issued	Available for Issuance
The 2003 Restricted Stock Plan, as amended	300,000	253,950	46,050

The following chart summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented (in millions):

	2005	2004	2003
Cost of goods sold	$0.5	$0.3	$0.0
Selling, general and administrative	$3.0	$1.8	$0.1
	$3.5	$2.1	$0.1

The increases for the year ended December 31, 2005 and 2004 are due to additional restricted stock grants.

Interest Income (Expense)

	Twelve Months Ended December 31,
	2005	2004	2003
Interest income	$3.8	$2.0	$0.8
Interest expense	(1.1)	(1.5)	(10.2)
Interest income (expense)	$2.7	$0.5	$(9.4)

The increase in interest income in 2005 and 2004 is related to increased investment balances and the rise in interest rates during the year. During the same periods, the decline in interest expense is related to 1) decreased debt levels, 2) the recognition of the $3.6 million of interest expense related to the payoff of our interest rate swap in 2003, and 3) additional interest expense related to the recognition of deferred loan fees associated with accelerated principal payments in 2003.

Foreign Currency

Foreign currency gains and losses fluctuate based largely upon the fluctuation of the dollar to the EU Euro and the Japanese Yen.

Royalty Income and Other

Royalty income, net of other expenses, was $3.8 million, $4.7 million, and $4.2 million in 2005, 2004, and 2003, respectively.

Income Tax Expense

Our income tax expense was $25.5, $15.2, and $14.2 for 2005, 2004, and 2003, respectively. The abnormally high 2005 tax expense in relation to our loss before tax is due to large amounts of non-deductible merger transaction costs. Excluding all non-recurring merger transaction costs, our effective tax rate would have been approximately 24.1%. Excluding the non-recurring Ethicon charge, the effective tax rate would have been approximately 23.1% in 2004. The lower tax rate in 2004 is mainly due to our Ethicon patent settlement in the second quarter which is fully deductible in the U.S., a high tax rate jurisdiction. We present our effective tax rate excluding the non-recurring merger transaction costs and the Ethicon settlement because they are non-recurring charges that are outside our normal business operations which result in significant changes to our effective tax rate.

The lower tax rate of 21.1% in 2003 was due to increased economic activity in low tax jurisdictions and several non-recurring items, including the recognition of additional foreign net operating loss carryforwards, the write-off of the tax basis of certain foreign subsidiaries and the favorable resolution of several tax issues.

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

Shipping and handling fees are recognized as a reduction to shipping and handling expense in selling, general and administrative. If recognized in net sales, the increase in sales and gross profit would be less than 1%.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization. As of December 31, 2005, Inamed holds no inventory for product candidates not yet approved by regulatory agencies. We write off inventory for estimated obsolescence or unmarketable inventory or write it down to the estimated market value based on assumptions about future demand and market conditions. We believe our estimates of inventory values is a “critical accounting estimate” because if actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. In addition, we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

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

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We consider our ability to carryback losses, forecasted earnings, and future taxable income and feasible tax planning strategies in determining the need for and amount of a valuation allowance. We believe the estimate of our income tax assets, liabilities and expense are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates, the outcome could have a material impact on our results of operations.

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

Interest Rate Exposure—Based on Inamed’s overall interest rate exposure at December 31, 2005, which was variable rate debt, a hypothetical 10% change in interest rates applied to the outstanding debt as of December 31, 2005, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

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

There were no foreign exchange forward or option contracts at December 31, 2005 or 2004.   Based on Inamed’s overall exposure for foreign currency at December 31, 2005, a hypothetical 10% change in foreign currency rates would not have a material impact on its balance sheet, net income, or cash flows over a one-year period.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements begin on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Inamed assessed its internal control over financial reporting as of December 31, 2005 in relation to the criteria for effective internal control established in “Internal Control-Integrated Framework” issue by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2005, Inamed maintained effective internal control over financial reporting.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting. This report appears on page F-1 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF INAMED

The information required in this item is incorporated herein by reference to the information under the captions “Elections of Directors”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in this item is incorporated herein by reference information under the heading “Executive Compensation” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated herein by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuances Under Equity Compensation Plans” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006.

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	30,000	$18.45	—
The 1998 Plan	675,000	53,377	$58.28	27,499
The 1999 Program	1,350,000	214,917	$47.18	173,665
The 2000 Option Plan	2,287,500	629,048	$45.07	15,496
The 2003 Outside Director Plan	225,000	120,000	$54.44	105,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,047,342	$46.49	821,660
Stand Alone Options, not approved by Stockholders	2,426,250	—	$—	300,000
Total	7,688,750	1,047,342	$46.49	1,121,660

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this item is incorporated herein by reference to information under the caption “Independent Public Accountants” of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements and Financial Statement Schedule
	(a)(1)	Consolidated Financial Statements:
		Reports of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
		Consolidated Statements of Operations for three years ended December 31, 2005	F-5
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for three years ended December 31, 2005	F-6
		Consolidated Statements of Cash Flows for three years ended December 31, 2005	F-7
		Notes to Consolidated Financial Statements	F-8
	(a)(2)	Consolidated Financial Statement Schedules:
		Schedule II—Valuation accounts	S-2
All other schedules are omitted because the required information is not present or is not required.
	(a)(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 20, 2005, by and among Medicis Pharmaceutical Corporation, a Delaware corporation, Masterpiece Acquisition Corp., a Delaware corporation, and Inamed Corporation. (Incorporated herein by reference to Exhibit 2.1 of Inamed’s Current Report on Form 8-K filed with the Commission on March 21, 2005.)

2.2

Agreement and Plan of Merger, dated as of December 20, 2005, by and among Allergan, Inc., a Delaware corporation, Banner Acquisition, Inc., a Delaware corporation, and Inamed Corporation. (Incorporated herein by reference to Exhibit 2.2 of Inamed’s Current Report on Form 8-K filed with the Commission on December 21, 2005.)

3.1

Inamed’s Restated Certificate of Incorporation, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.1 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.

3.2	Inamed’s By-Laws, as amended December 22, 1998. (Incorporated herein by reference to Exhibit 3.2 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 1999.
4.1	Amended and Restated Rights Agreement. (Incorporated by reference to Exhibit 4.1 of Inamed’s Current Report on Form 8-K filed with the Commission on November 19, 1999.)
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement. (Incorporated by reference to Exhibit 4.1 of Inamed’s Current Report on Form 8-K filed with the Commission on December 30, 1999.)
4.3	Amendment No. 2 to the Amended and Restated Rights Agreement. (Incorporated by reference to Exhibit 4.5 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
4.4	Amendment No. 3 to the Amended and Restated Rights Agreement. (Incorporated by reference to Exhibit 4.4 of Inamed’s Registration Statement of Form 8-A/A field with the Commission on March 21, 2005.)

4.5

Amendment No. 4 to the Amended and Restated Rights Agreement. (Incorporated by reference to Exhibit 4.5 of Inamed’s Registration Statement of Form 8-A/A field with the Commission on December 22, 2005.)

4.6	Form of Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.3 of Inamed’s Registration Statement on Form S-3 filed with the Commission on March 29, 1996).
10.6#	Option agreement for Nicholas L. Teti, dated July 23, 2001. (Incorporated herein by reference to Exhibit 10.6 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.7#	Option agreement for Hani Zeini, dated September 28, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)
10.8#

Employment agreement with Nicholas L. Teti dated as of July 23, 2001. (Incorporated herein by reference to Exhibit 10.7 of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.)

10.9

Standard Industrial Lease—Multi-Tenant, Full, Net, dated October 27, 1993, by and between the Equitable Life Assurance Society of the United States and Collagen Corporation, as amended by Amendment Number One, dated July 8, 1995, and Second Amendment to Lease, dated August 7, 1998, by and between AMB Property, L.P., Successor-in-Interest to the Equitable Life Assurance Society of the United States and Collagen Corporation, for 48340 Milmont Drive, Fremont, California (Incorporated herein by reference to Exhibit 10.9 to Inamed’s Annual Report on From 10-K filed with the Commission on March 29,2002).

10.10

Lease dated May 23, 1989 by and between Ekwill Partners, Ltd. and McGhan Medical Corporation, as amended by First Amendment of Lease dated August 20, 1992, and Second Amendment of Lease dated May 8, 1996, for 5540 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.10 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

10.11

Lease Agreement, dated May 1, 1996, by and between Ekwill Partners, Ltd. and McGhan Medical Corporation, as amended by First Amendment to Lease Agreement dated May 4, 1996 and Second Amendment to Lease Agreement dated May 21, 2002, for 5520 Ekwill Street, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.11 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

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

10.14

Sublease Agreement by and between McGhan Medical Corporation and Agility Communications, Inc. dated as of January 28, 2000 for 600 Ward Drive, Santa Barbara, California. (Incorporated herein by reference to Exhibit 10.14 of Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002.)

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

10.41*

Development Agreement and Amendment to United States Distribution Agreement dated September 30, 2002 between Genzyme Biosurgery Corporation and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.41of Inamed’s Quarterly Report on Form10-Q filed with the Commission on November 14, 2002).

10.42

Transition and Advisory Agreement dated July 2002 by and between Richard G. Babbitt and BIA Advisors, Inc. and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.42of Inamed’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.)

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

10.50*

Settlement Agreement dated as of June 21, 2004 by and between Ethicon Endo-Surgery, Inc., Lubomyr I. Kuzmak, M.D., Inamed Corporation, Inamed Development Company and BioEnterics Corporation (Incorporated by reference herein by reference to Exhibit 10.50 to Inamed’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.51#

Change in Control Agreement by and between Inamed Corporation and Patricia Walker, dated January 10, 2005. (Incorporated herein by reference to Exhibit 10.51 of Inamed’s Quarterly Report on Form 10-Q/A filed with the Commission on May 11, 2005.)

10.52*

Amended and Restated United States Distribution Agreement dated November 29, 2004 by and between Inamed Medical Products Corporation and Genzyme Corporation. (Incorporated herein by reference to Exhibit 10.52 of Inamed’s Annual Report on Form 10K filed with the Commission on March 16, 2005.)

10.53#	Inamed Corporation 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.32 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.54#	Inamed Corporation 2000 Stock Option Plan (Incorporated herein by reference to Exhibit 10.34 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.55#	Inamed Corporation 2004 Performance Stock Option Plan (Incorporated herein by reference to Inamed’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2005).
10.56

Lease Agreement dated October 1, 2002 by and between General Electric Capital Corporation and Inamed Corporation, as amended by Amendment to Facility Lease, dated October 1, 2002, for 48490 Milmont Drive, Fremont, California. (Incorporated herein by reference to Exhibit 10.56 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

10.57#	Inamed Corporation Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.31 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.58#	Inamed Corporation 1999 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.58 of Inamed’s Annual Report on Form 10K filed with the Commission on March 16, 2005.)
10.59#	Inamed Corporation 1999 Directors’ Stock Election Plan (Incorporated herein by reference to Exhibit 10.33 to Inamed’s Annual Report on Form 10-K filed with the Commission on March 29, 2002).
10.60#

Employment Agreement by and between Inamed Corporation and Hani Zeini, dated September 10, 2001. (Incorporated herein by reference to Exhibit 10.60 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

10.61#

Change in Control Agreement by and between Inamed Corporation and Hani Zeini, dated April 18, 2002. (Incorporated herein by reference to Exhibit 10.61 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

10.62#

Employment Agreement by and between Inamed Corporation and Vicente Trelles, effective January 21, 2003. (Incorporated herein by reference to Exhibit 10.61 of Inamed’s Annual Report on Form 10-K/A filed with the Commission on April 29, 2005.)

10.63

Merger Termination Agreement, dated as of December 13, 2005, by and among Medicis Pharmaceutical Corporation, a Delaware corporation, Masterpiece Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, and Inamed Corporation. (Incorporated herein by reference to Exhibit 10.63 of Inamed’s Current Report on Form 8-K filed with the Commission on December 13, 2005.)

10.64

2005 First Amendment to Amended and Restated Employment Agreement, dated as of December 14, 2005, by and between Inamed Corporation and Nicholas L. Teti. (Incorporated herein by reference to Exhibit 10.64 of Inamed’s Current Report on Form 8-K filed with the Commission on December 29, 2005.)

10.65

2005 First Amendment to Employment Agreement, dated as of December 14, 2005, by and between Inamed Corporation and Joseph A. Newcomb. (Incorporated herein by reference to Exhibit 10.64 of Inamed’s Current Report on Form 8-K filed with the Commission on December 29, 2005.)

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

*       Portions of this exhibit (indicated by asterisk) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission.

#      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INAMED CORPORATION
By:	/s/ NICHOLAS L. TETI
Nicholas L. Teti
Chairman, President and Chief Executive Officer
March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NICHOLAS L. TETI	Chairman, President and Chief Executive Officer	March 22, 2006
Nicholas L. Teti	(Principal Executive Officer)
/s/ DECLAN DALY	Executive Vice President and	March 22, 2006
Declan Daly	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ JOY A. AMUNDSON	Director	March 22, 2006
Joy A. Amundson
/s/ MALCOLM R. CURRIE, PH.D.	Director	March 22, 2006
Malcolm R. Currie, Ph.D.
/s/ JOHN C. MILES II	Director	March 22, 2006
John C. Miles II
/s/ MITCHELL S. ROSENTHAL, M.D.	Director	March 22, 2006
Mitchell S. Rosenthal, M.D.
/s/ TERRY E. VANDEWARKER	Director	March 22, 2006
Terry E. Vandewarker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inamed Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Inamed Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inamed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inamed Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inamed Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inamed Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inamed Corporation:

We have audited the accompanying consolidated balance sheets of Inamed Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inamed Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inamed Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 22, 2006

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(millions, except par value)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$111.7	$107.2
Short-term investments	—	23.1
Trade accounts receivable, net of allowances of $15.2 and $18.7 in 2005 and 2004, respectively	78.7	69.2
Inventories, net	63.3	56.0
Prepaid expenses and other current assets	13.2	13.5
Income taxes receivable	4.8	—
Deferred income taxes	6.3	10.2
Total current assets	278.0	279.2
Property and equipment, net	64.4	62.5
Goodwill	136.2	151.9
Other intangible assets, net	46.5	50.9
Deferred income taxes	22.0	22.8
Other assets	1.3	2.8
Total assets	$548.4	$570.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5.0	$12.5
Accounts payable	33.3	20.8
Income taxes payable	0.4	6.2
Accrued liabilities and other	40.0	41.5
Total current liabilities	78.7	81.0
Long-term debt, net of current portion	—	10.0
Other long-term liabilities	19.4	32.8
Commitments and contingencies (see notes 18 and 20)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100.0 shares; issued and outstanding 36.9 and 35.9 shares for 2005 and 2004, respectively	0.4	0.4
Additional paid-in capital	292.2	244.8
Retained earnings	165.8	192.0
Deferred compensation	(8.5)	(4.8)
Accumulated other comprehensive income	0.4	13.9
Total stockholders’ equity	450.3	446.3
Total liabilities and stockholders’ equity	$548.4	$570.1

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Years Ended December 31, 2005
(millions, except per share data)

	2005	2004	2003
Net sales	$437.8	$384.4	$332.6
Cost of goods sold	120.8	107.8	98.8
Gross profit	317.0	276.6	233.8
Operating expenses:
Selling, general and administrative	188.4	169.8	135.8
Research and development	38.8	28.8	21.5
Restructuring charges	(0.7)	—	—
Amortization of intangible assets	5.4	5.0	4.0
Total operating expenses	231.9	203.6	161.3
Operating income	85.1	73.0	72.5
Other (expense) income:
Net interest income (expense) and debt costs	2.7	0.5	(9.4)
Foreign currency transaction (losses) gains, net	(0.6)	0.1	(0.1)
Merger expense (Note 1)	(91.7)	—	—
Royalty income and other income	3.8	4.7	4.2
Total other (expense) income, net	(85.8)	5.3	(5.3)
(Loss) income before income tax expense	(0.7)	78.3	67.2
Income tax expense	25.5	15.2	14.2
Net (loss) income	$(26.2)	$63.1	$53.0
Net (loss) income per share of common stock:
Basic	$(0.72)	$1.77	$1.54
Diluted	$(0.72)	$1.75	$1.51
Weighted average shares outstanding:
Basic	36.3	35.6	34.5
Diluted	36.3	36.0	35.2

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Three Years Ended December 31, 2005
(millions)

						Accumulated
	Common Stock		Additional			Other	Total
	(Issued)		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity
Balance, December 31, 2002	32.9	$0.3	$164.8	$76.0	$—	$(8.4)	$232.7
Comprehensive income:
Net income				53.0			53.0
Translation adjustment						10.2	10.2
Unrealized gain on interest rate swap agreement						0.4	0.4
Realization of loss on interest rate swap agreement						3.6	3.6
Total comprehensive income							67.2
Cash paid for fractional share impact of stock split				(0.1)			(0.1)
Restricted stock grant	0.1		7.0		(7.0)		—
Employee stock purchase plan	0.1		1.9				1.9
Amortization of stock compensation					0.1		0.1
Exercise of stock options	2.2	0.1	31.3				31.4
Tax benefit of option exercises			18.3				18.3
Balance, December 31, 2003	35.3	0.4	223.3	128.9	(6.9)	5.8	351.5
Comprehensive income:
Net income				63.1			63.1
Translation adjustment						8.1	8.1
Total comprehensive income							71.2
Employee stock purchase plan	0.1		4.2				4.2
Amortization of stock compensation					2.1		2.1
Exercise of stock options	0.5		10.5				10.5
Tax benefit of option exercises			6.8				6.8
Balance, December 31, 2004	35.9	0.4	244.8	192.0	(4.8)	13.9	446.3
Comprehensive loss:
Net loss				(26.2)			(26.2)
Translation adjustment						(13.5)	(13.5)
Total comprehensive loss							(39.7)
Restricted stock grant	0.1		7.2		(7.2)		—
Employee stock purchase plan	0.1		4.3				4.3
Amortization of stock compensation					3.5		3.5
Exercise of stock options	0.8		24.3				24.3
Tax benefit of option exercises			11.6				11.6
Balance, December 31, 2005	36.9	$0.4	$292.2	$165.8	$(8.5)	$0.4	$450.3

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Years Ended December 31, 2005, 2004, and 2003
(millions)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(26.2)	$63.1	$53.0
Non-cash elements included in net income (loss):
Depreciation and amortization	15.4	13.9	15.3
Tax benefit from stock option exercises	11.6	6.8	18.3
Deferred income taxes	4.4	10.4	(5.0)
Non-cash compensation	3.5	2.1	0.1
Provision for doubtful accounts	1.9	3.0	7.3
Other non-cash elements included in net income (loss)	0.4	0.3	2.3
Changes in operating assets and liabilities:
Trade accounts receivable	(15.9)	(7.2)	(20.5)
Inventories	(9.5)	(8.3)	(2.0)
Prepaid expenses and other current assets	(0.1)	(2.8)	2.4
Other assets	1.7	6.3	8.4
Accounts payable	13.0	(2.8)	0.8
Income taxes payable	(4.1)	(4.8)	(3.0)
Income taxes receivable	(4.8)	—	—
Accruals and other long-term liabilities	0.6	(9.3)	(2.2)
Net cash (used in) provided by operating activities	(8.1)	70.7	75.2
Cash flows from investing activities:
Purchase of property and equipment	(14.5)	(18.7)	(12.1)
Purchase of investments	(130.1)	(30.2)	—
Proceeds from maturites of investments	98.6
Proceeds from sale of investments	54.2	6.8	—
Purchase of intangibles	(1.0)	(11.1)	(4.8)
Net cash provided by (used in) investing activities	7.2	(53.2)	(16.9)
Cash flows from financing activities:
Proceeds of long-term debt	—	—	65.0
Principal repayment of long-term debt	(17.5)	(10.0)	(116.2)
Payment of deferred loan costs	—	—	(1.3)
Issuance of common stock	28.6	14.7	33.2
Payment of cash dividend	—	—	(0.1)
Net cash provided by (used in) financing activities	11.1	4.7	(19.4)
Effect of exchange rate changes on cash	(5.7)	4.5	2.3
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	4.5	26.7	41.2
Cash and cash equivalents at beginning of year	107.2	80.5	39.3
Cash and cash equivalents at end of year	$111.7	$107.2	$80.5
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$0.8	$1.3	$8.1
Income taxes	$16.9	$5.8	$5.1
Non-cash investing and financing activities:
Amortization of discount on investments	$0.1	$0.3	$—
Reversal of deferred tax liability and goodwill	$14.6	$—	$—

See accompanying notes to consolidated financial statements.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

In March 2005, Inamed announced the execution of a merger agreement, by and among Inamed, Medicis Pharmaceutical Corporation (Medicis), and Masterpiece Acquisition Corporation, a wholly-owned subsidiary of Medicis. Under the merger agreement, Inamed would have been merged with and into Masterpiece Acquisition Corporation. Under the terms of the transaction, Inamed stockholders would have received 1.4205 shares of Medicis common stock and thirty dollars in cash for each share of Inamed common stock upon consummation of the proposed merger.

On November 14, 2005, Inamed received a letter containing an unsolicited preliminary non-binding proposal from Allergan, Inc. (Allergan) to acquire all outstanding shares of Inamed for a per share consideration of $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder, subject to proration such that the total value of the consideration payable would be $1.45 billion in cash and 17.9 million shares of Allergan. The proposal stated that it was subject to the satisfactory completion of limited due diligence and the execution of a mutually acceptable definitive agreement. On November 21, 2005, Allergan filed with the SEC the Schedule TO and the Registration Statement, including the Prospectus, and formally commenced its exchange offer.

On December 13, 2005, Inamed, Medicis and Masterpiece Acquisition Corporation entered into a merger termination agreement (the “Termination Agreement”), which provides that the Medicis merger agreement terminated effective immediately upon the parties’ execution of the Termination Agreement and Medicis’ receipt from Inamed of a $90.0 termination fee and an additional $0.5 in expense reimbursement fees. Inamed paid these termination and expense reimbursement fees in full on December 13, 2005. On the same date, Inamed also announced that its Board of Directors had unanimously determined to recommend that Inamed stockholders tender their shares to Allergan upon execution by Inamed of a definitive agreement and plan of merger between Inamed and Allergan. On December 15, 2005, Inamed announced that its Board of Directors had unanimously approved the definitive agreement and Plan of Merger.

On December 20, 2005, Inamed and Allergan executed a definitive agreement and plan of merger. Pursuant to the definitive merger agreement and consistent with the exchange offer previously commenced by Allergan, Allergan will exchange for each outstanding common share of Inamed, either $84.00 in cash or 0.8498 of a share of Allergan common stock, at the election of the holder. Elections of Inamed

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

stockholders are subject to proration as described in Allergan’s Form S-4 initially filed with the Securities and Exchange Commission (SEC) on November 21, 2005, and subsequently amended, so that 45% of the aggregate Inamed shares tendered will be exchanged for cash and 55% of the aggregate Inamed shares tendered will be exchanged for shares of Allergan common stock.

On December 20, 2005, Inamed also entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan’s acquisition of Inamed which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin Type A product Reloxin, and Inamed and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin. As a result of the termination agreement, Inamed will receive a $10.0 payment from Ipsen.

The exchange offer expired at 12:00 midnight Eastern Time on Friday, March 17, 2006, at which time 34,971,207 shares, representing approximately 94.7%, of Inamed’s outstanding common stock had been tendered. As Allergan has received tenders representing at least 90% of the outstanding Inamed common stock, Allergan intends to complete the acquisition through a short-form merger under Delaware law.

During the twelve months ended December 31, 2005, Inamed incurred approximately $110.4 of costs related to the merger transactions, primarily for the termination fee to Medicis, legal and other professional fees. Of the $110.4 , $91.7 was recorded in merger expense and $18.7 was recorded in selling, general and administrative expenses.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

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

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (EITF) No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company classifies its securities as held-to-maturity and reports them at cost without recognizing any unrealized gains or losses. Because of the Company’s cash position and the short-term nature of the maturities, the Company has the positive intent and ability to hold these securities to their maturity dates. Securities that mature in three months or less are classified as cash equivalents. Those that mature over three months but within one year are classified as short-term investments. The Company invests in high quality corporate debt securities and the cost of securities sold is based on the specific identification method.

In December 2005, the Company sold its entire portfolio of short-term held-to-maturity securities, $54.2 net of unamortized discounts, to pay the Medicis termination fee. The Company recognized a loss of $0.1 in relation to the sales. In accordance with SFAS No. 115, an entity may sell held-to-maturity securities without calling into question its intent to hold other securities to maturity if the sale is due to an event which is isolated, nonrecurring, and unusual for the reporting entity and could not have reasonably been anticipated. The Company believes the merger termination fee met the aforementioned SFAS No. 115 criteria. See Note 1 regarding the proposed merger with Medicis, the Allergan offer, and the subsequent termination of the Medicis merger agreement.

The gross unrealized losses on the Company’s investments were $0.0 and $0.5 at December 31, 2005 and 2004, respectively.

The Company may, from time to time, invest in equity instruments of privately-held companies which are typically for business and strategic purposes, which at December 31, 2005 and 2004 were $0.0. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and when we do not have the ability to exercise significant influence over operations. These investments are accounted for under the equity method when ownership is greater than 20% or when we have the ability to exercise significant influence. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on its judgment of probable future commercialization. As of December 31, 2005, Inamed holds no inventory for product candidates not yet approved by regulatory agencies.

Current Vulnerability Due to Certain Concentrations

Inamed has sole or limited sources of supply for certain raw materials and finished goods that are significant. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years, except for leasehold improvements which are depreciated over the life of the lease. Depreciation of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Asset retirements and dispositions are accounted for in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets” as described below.

Accounting for Long-Lived Assets

Inamed accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, which classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

than sale, or (3) to be disposed of by sale. This standard uses a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Factors the Company considers important that could trigger an impairment review include substantial operating losses, significant negative industry trends and significant changes in how it uses an asset. Upon the determination that an impairment review is required, the Company compares the carrying amounts of the long-lived asset to its fair value, which is determined using an undiscounted cash flow model. This model requires estimates of future revenues, profits, capital expenditures, working capital and other relevant factors. These amounts are estimated by evaluating historical trends, current budgets, operating plans, and industry data. If the assets are considered to be impaired, the impairment charge is the amount by which the asset’s carrying value exceeds its fair value. As with all cash flow models there is an inherent subjectivity. The assumptions listed above could be different from actual results which would in turn create a different valuation. If these assumptions change in the future, the Company may be required to record impairment charges for those assets. With the exception of the manufacturing consolidation that commenced in 2002 (see Note 3), Inamed does not believe that any such changes have taken place. The Company will continue to monitor its long lived asset balances and conduct formal tests when impairment indicators are present.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is not amortized, but is tested for impairment on an annual basis as of October 31, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated. In accordance with SFAS No. 142, the Company evaluates the fair value of the reporting unit in relation to its carrying value, including goodwill. As long as the fair value of the reporting unit exceeds its carrying value and no specific circumstances indicate a loss in value for goodwill, no impairment charge will be recognized. If the fair value of the reporting unit is less than its carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on an undiscounted cash flow model. Other definite-life intangible assets are amortized using the straight-line method over their estimated useful lives of three to twenty-one years and are evaluated for impairment under SFAS No. 144.

License and distribution rights—In the normal course of business, the Company enters into collaborative license and distribution contracts. These collaborative agreements frequently require the Company to pay up-front fees and milestone payments, some of which are significant. When the Company pays an up-front or milestone payment for these license and distribution rights, management evaluates the stage of the acquired technology’s development to determine the appropriate accounting treatment. Payments for these rights made in advance of regulatory approval are evaluated for capitalization based upon certain factors including: the contract, alternative future uses, the expected launch date of the

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

product, the market acceptance of the product in other countries, competitive product information (including products using the same compounds, similar compounds, or products used for the same application), level of development, clinical experience and regulatory information. Payments made to third parties subsequent to regulatory approval are capitalized. Capitalized rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives of ten to twenty-one years. Significant changes to any of the factors above may result in a reduction in the useful life of the license and an acceleration of related amortization expense. License rights are assessed periodically for impairment, in accordance with SFAS No. 144.

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

Accrued Warranty
Balance at December 31, 2002	$9.5
Accruals for warranties issued during the period	5.0
Settlements made during the period	(4.1)
Balance at December 31, 2003	$10.4
Accruals for warranties issued during the period	4.9
Settlements made during the period	(3.3)
Balance at December 31, 2004	$12.0
Accruals for warranties issued during the period	6.5
Settlements made during the period	(3.9)
Balance at December 31, 2005	$14.6

Revenue Recognition

Inamed recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” Revenue is recognized when all four of the following criteria

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

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

Shipping and handling fees are recognized as a reduction to shipping and handling expense in selling, general and administrative expenses. If recognized in net sales, the increase in sales and gross profit would be less than 1%. Shipping and handling expense was $7.5, $5.4, and $4.4 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Stock-Based Compensation

Inamed accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services.” In accordance with SFAS No. 123, Inamed has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in APB No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period. Inamed accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FIN No. 44, and EITF No. 96-18, whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, and supersedes APB No. 25, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC released SAB No. 107 “Share-Based Payment” that requires filers to implement SFAS No. 123R beginning with the first quarter of their first fiscal year beginning after June 15, 2005. Accordingly, Inamed adopted the provisions of SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company will utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to use such a model, the standard also permits the use of a “lattice” model. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the prospective method and is currently evaluating the impact of this standard on its financial statements. All share-based awards accelerate vesting upon the closing of the Allergan merger agreement.

With respect to the Company’s 2003 Restricted Stock Plan, as amended in 2004, Inamed has recorded $8.5, net of amortization, in deferred stock-based compensation in accordance with APB No. 25. Stock compensation expense is recognized over the vesting period of the stock. The awards vest fifty percent in three years and the balance in five years. The holders of the restricted stock are also “locked out” from

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

selling any of these shares prior to the fifth year, with the exception that shares may be sold earlier to satisfy tax liabilities. Stock compensation expense for the years ended December 31, 2005, 2004 and 2003 was $3.5, $2.1, and $0.1 respectively.

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

Year	Risk Free Interest Rate	Dividend Yield	Weighted Average Expected Life of the Option (Years)	Volatility Factor
2005	3.87% - 3.96%	0.0	3.25	24.7% - 43.0%
2004	3.15% - 3.70%	0.0	3.25	25.0% - 44.1%
2003	2.74% - 3.25%	0.0	4.00	34.7% - 58.2%

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

Had compensation costs for Inamed’s stock-based compensation plan been determined using the fair value at the grant dates for awards under the plan calculated using the Black-Scholes option valuation model, Inamed’s net income would have been decreased to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss) as reported	$(26.2)	$63.1	$53.0
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2.1	1.3	0.1
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax effects	(8.2)	(10.9)	(5.5)
Pro forma net income (loss)	$(32.3)	$53.5	$47.6
Earnings Per Share
Basic as reported	$(0.72)	$1.77	$1.54
Basic pro-forma	$(0.89)	$1.50	$1.38
Diluted as reported	$(0.72)	$1.75	$1.51
Diluted pro-forma	$(0.89)	$1.49	$1.34

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of income. Accumulated foreign currency gains were $0.4, $13.9, and $5.8 in 2005, 2004, and 2003, respectively.

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

Recent Pronouncements

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

NOTE 3—RESTRUCTURING COSTS

In the fourth quarter of 2002, Inamed recorded a charge of $5.1 for restructuring costs. This restructuring was undertaken to consolidate manufacturing facilities. The annual savings from the manufacturing consolidation was estimated to be a reduction in U.S. payroll and support costs of $10.0, with a corresponding increase in costs in Ireland of $4.3 and Costa Rica of $0.4, with a net savings of $5.3 per year. The savings are from the relocation to lower-cost manufacturing locations. The savings are reflected in cost of goods sold on the income statement. The consolidation of operations was completed in the first quarter of 2004 and involved transitioning Santa Barbara-based manufacturing to the Company’s facilities in Costa Rica and Ireland. Through December 31, 2004, the Company eliminated approximately 150 manufacturing positions in Santa Barbara, and added approximately 80 of these positions in Ireland and Costa Rica through March 31, 2004, completing the transition related to this consolidation. The majority of the costs relate to severance which has been paid from the beginning of 2003 through 2005.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Inamed has accounted for the restructuring in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” As part of the manufacturing consolidation the Company accelerated the depreciation on certain assets with shortened useful lives. For the years ended December 31, 2005, 2004, and 2003 Inamed included $0.0, $0.4 and $3.4, respectively, of accelerated depreciation charges in cost of goods sold. These assets were fully depreciated as of March 31, 2004. In 2005 the Company reversed $0.7 of previously accrued severance charges for employees who elected to leave the Company prior to their termination date or who obtained other positions within the Company. The restructuring has been completed and the Company no longer has a liability recorded related to the restructuring. The Company does not expect any further material costs related to the 2002 restructuring.

Inamed recorded $12.0 of restructuring costs in the first quarter of 2001. This restructuring was a series of events to reorganize senior management and to consolidate facilities and administrative functions. The Santa Barbara reduction was facilitated by certain manufacturing operations having moved to Inamed’s new facility in Costa Rica and the move of Santa Barbara’s remaining manufacturing to a local facility. These costs were primarily employee severance costs which have all been paid as of December 31, 2005. The restructuring has been completed and the Company no longer has a liability recorded related to the restructuring. Inamed does not expect any further material costs related to the 2001 restructuring.

A summary of activity related to the restructuring charges is as follows:

	Employee Termination Benefits	Lease Obligations	Total
2001 restructuring accrual:
Accrual balance at December 31, 2002	$1.3	$0.2	$1.5
Cash paid through December 31, 2003	(0.6)	(0.2)	(0.8)
Accrual balance at December 31, 2003	$0.7	$—	$0.7
Cash paid through December 31, 2004	(0.5)	—	(0.5)
Accrual balance at December 31, 2004	$0.2	$—	$0.2
Cash paid through December 31, 2005	(0.2)	—	(0.2)
Accrual balance at December 31, 2005	$—	$—	$—
2002 restructuring accrual:
Accrual balance at December 31, 2002	$4.7	$—	$4.7
Cash paid through December 31, 2003	(1.5)	—	(1.5)
Accrual balance at December 31, 2003	$3.2	$—	$3.2
Cash paid through December 31, 2004	(2.2)	—	(2.2)
Accrual balance at December 31, 2004	$1.0	$—	$1.0
Cash paid through December 31, 2005	(0.3)	—	(0.3)
Reversal of accrued severence	(0.7)	—	(0.7)
Accrual balance at December 31, 2005	$—	$—	$—
Total accrual balance at December 31, 2005	$—	$—	$—

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 4—NET INCOME (LOSS) PER SHARE (Per share data shown as actual, not millions)

Basic net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Computations of per share earnings (loss) for the three years ended December 31, 2005 are as follows:

	2005	2004		2003
Net income (loss)	$(26.2)	$63.1		$53.0
Weighted average shares outstanding—Basic	36.3	35.6		34.5
Dilutive effect of stock options and warrants	— (1)	0.4	(1)	0.7	(1)
Weighted average shares outstanding—Diluted	36.3	36.0		35.2
Net income (loss) per share of common stock
Basic	$(0.72)	$1.77		$1.54
Diluted	$(0.72)	$1.75		$1.51

(1)          The calculation excludes 0.4, 0.1, and 0.3 options that are anti-dilutive for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 5—INVENTORIES

Inventories are summarized as follows:

	December 31,
	2005	2004
Raw materials	$17.8	$13.4
Work in progress	13.2	11.1
Finished goods, net	32.3	31.5
	$63.3	$56.0

At December 31, 2005 and 2004, approximately $6.0 and $5.5, respectively, of Inamed’s inventory was held on consignment at a large number of doctors’ offices, clinics, and hospitals worldwide. The value and quantity at any one location is not significant.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment, at cost, are summarized as follows:

	December 31,
	2005	2004
Property and equipment, at cost:
Machinery and equipment	$61.9	$60.5
Leasehold improvements	52.4	47.0
Gross property and equipment	114.3	107.5
Less: Accumulated depreciation and amortization	(49.9)	(45.0)
Property and equipment, net	$64.4	$62.5

NOTE 7—ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other are summarized as follows:

	December 31,
	2005	2004
Salaries, wages, and payroll taxes	$19.5	$16.4
Royalties payable	5.2	3.5
Trilucent liability, current	2.0	5.5
Warranty provision, current	3.7	3.2
Other	9.6	12.9
Total accrued liabilities and other	$40.0	$41.5

NOTE 8—OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:

	December 31,
	2005	2004
Warranty provision, non-current	$10.9	$8.8
Deferred income tax liability, non-current*	—	11.8
Other liabilities	8.5	12.2
Total other long-term liabilities	$19.4	$32.8

*                    Deferred tax liability related to acquisition of Collagen Aesthetics, Inc., was reduced in the second quarter of 2005. See Note 11.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 9—INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense were as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
Interest income	$3.8	$2.0	$0.8
Interest expense	(1.1)	(1.5)	(10.2)
Interest income (expense)	$2.7	$0.5	$(9.4)

Included in interest expense in  2003 is $3.6 of realized losses on a terminated interest rate swap. Also included in interest expense in 2003 is $1.6 of accelerated deferred loan fees related to accelerated principal payments on long-term debt.

NOTE 10—LONG-TERM DEBT

Long-term debt consisted of the following amounts:

	December 31,
	2005	2004
Variable 1-month LIBOR plus 2.00% note, due June 2006	$5.0	$22.5
Less: current maturities	(5.0)	(12.5)
Long-term debt, net of current portion	$—	$10.0

In July 2003, the Company obtained a credit facility having a principal balance of $65.0 for a term of five years and also entered into a revolving credit facility of $35.0. As of December 31, 2005 Inamed used $17.8 million of the revolver capacity by having letters of credit issued to collateralize certain insurance programs. The remaining $17.2 million of revolver capacity was unused as of December 31, 2005. The borrowings under the current credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus 2.0%. The variable interest rate as of December 31, 2005 applicable to Inamed’s long term debt was approximately 4.4%. As of March 3, 2006, the loan has been paid in full and the credit agreement has been terminated. Subsequent to the termination of the credit agreement, the letters of credit used to collateralize certain insurance programs became unsecured. The Company was prompted to pay off the debt as a result of being out of compliance of certain loan covenants as of December 31, 2005. This non-compliance was the result of the recognition of approximately $110.4 million of merger transaction costs. The debt originally matured in June 2006.

As of December 31, 2005 and 2004, Inamed had $0.5 and $0.8, respectively, of unamortized financing costs recorded in other assets. These costs will be recognized as interest expense upon the termination of the credit agreement on March 3, 2006.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Inamed accounts for goodwill and other intangible assets in accordance with SFAS No 142, “Goodwill and Other Intangible Assets.”  Inamed performed its annual impairment test of goodwill using a market

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

value approach as of October 31, 2005 and determined that there was no impairment of goodwill and intangible assets.

On December 20, 2005, Inamed also entered into a termination agreement with Ipsen Ltd. Effective upon the consummation of Allergan’s acquisition of Inamed which occurred March 17, 2006, Ipsen has taken back its rights to the botulinum toxin product Reloxin, and Inamed and Ipsen have released each other of all obligations under the distribution agreement regarding Reloxin. The Company has assessed this intangible asset for impairment because of this change in circumstance. The carrying amount does not exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition. Therefore, the carrying amount is recoverable and the assets are not impaired at December 31, 2005. No other triggering events have occurred since October 31, 2005.

Goodwill was $136.2 and $151.9 as of December 31, 2005 and 2004, respectively. The changes since December 31, 2004 include $14.6 in relation to the reduction of a deferred tax liability recorded at the acquisition of Collagen Aesthetics, Inc. upon settlement with tax authorities, and the effect of foreign exchange translation on goodwill carried in subsidiaries with functional currencies other than the U.S. dollar.

Net other intangible assets subject to amortization were $42.4 and $46.8 as of December 31, 2005 and 2004, respectively. These assets will continue to be amortized over their expected useful lives, which range from three to twenty-one years. Other intangible assets not subject to amortization were $4.1 at December 31, 2005 and 2004.  Total other intangible assets are as follows:

		December 31, 2005			December 31, 2004
	Weighted Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Licenses	13.2	$63.3	$(24.7)	$38.6	$62.2	$(19.6)	$42.6
Patents	16.0	5.5	(2.0)	3.5	5.7	(1.9)	3.8
Other	3.0	0.4	(0.1)	0.3	2.8	(2.4)	0.4
Total intangibles subject to amortization		$69.2	$(26.8)	$42.4	$70.7	$(23.9)	$46.8
Other intangibles not subject to amortization		4.1	—	4.1	4.1	—	4.1
Total other intangibles		$73.3	$(26.8)	$46.5	$74.8	$(23.9)	$50.9

Aggregate amortization expense for intangible assets was $5.4, $5.0, and $4.0 for the years ended December 31, 2005, 2004, and 2003, respectively. For the next five years, amortization expense on existing intangible assets is expected to be between $5.2 and $4.7 per year.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 12—INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	2005	2004	2003
Current
Federal	$2.3	$0.3	$(2.7)
State and local	—	0.3	(0.3)
Foreign	6.9	3.5	4.1
	$9.2	$4.1	$1.1
Deferred
Federal	$3.4	$6.0	$(1.0)
State and local	(0.4)	(0.4)	(2.4)
Foreign	1.7	(0.3)	(1.8)
	4.7	5.3	(5.2)
Charge in lieu of taxes attributable to tax benefit from employee stock options	11.6	5.8	18.3
Total income tax expense	$25.5	$15.2	$14.2

The domestic and foreign components of income (loss) before income taxes were $(46.3) and $45.6, respectively, for the year ended December 31, 2005, $38.3 and $40.0, respectively, for the year ended December 31, 2004, and $32.1 and $35.1, respectively, for the year ended December 31, 2003.

The Company has an agreement with the Republic of Costa Rica providing for a tax holiday through October 2007. This tax holiday is available to certain corporations that invest in facilities in Costa Rica. For the twelve months ended December 31, 2005, 2004, and 2003 the tax savings for earnings reported in Costa Rica was approximately $0.7 million or $0.02 per share, $0.5 million or $0.01 per share, and $0.4 million or $0.01 per share, respectively.

The income tax expense differs from the amounts computed by applying the applicable federal statutory rate due to the following:

	2005	2004	2003
Federal income tax expense (benefit) at the statutory rate	$(0.3)	$27.4	$23.5
State and local income taxes, net of federal benefit	1.0	0.5	0.3
Benefit of lower foreign tax brackets	(7.5)	(10.1)	(6.0)
Non-deductible merger transaction costs	37.1	—	—
Benefit of extraterritorial income exclusion	(0.4)	(0.6)	(0.6)
Tax credits	(3.4)	(2.2)	(1.0)
Change in valuation allowance	0.1	0.7	(0.9)
Other	(1.1)	(0.5)	(1.1)
Income tax expense	$25.5	$15.2	$14.2

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

The principal items that comprise Inamed’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2005	2004
Deferred tax assets
Sales return and other allowances	$5.0	$5.0
Accrued liabilities	8.6	7.7
Net operating losses and credits	21.4	23.6
Uniform capitalization adjustment	2.1	3.1
	37.1	39.4
Valuation allowance	(1.8)	(1.7)
Total deferred tax assets	$35.3	$37.7
Deferred tax liabilities
Unrealized foreign currency gains	$(0.6)	$(0.5)
Depreciable and amortizable assets	(2.8)	(1.3)
License agreements	(3.6)	(2.9)
Total deferred tax liabilities	$(7.0)	$(4.7)
Net deferred tax asset	$28.3	$33.0

For 2005, deferred tax assets of $18.8, $14.0, and $2.5 are reported on the financial statements for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Similarly, deferred tax liabilities of $(5.2), $(1.0), and $(0.8) are reported for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. For 2004, deferred tax assets of $21.7, $13.3, and $2.7 are reported on the financial statements for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Similarly, deferred tax liabilities of $(4.7), $(0.9), and $0.9 are reported for U.S. federal, U.S. state, and various foreign tax jurisdictions, respectively. Valuation allowances of $1.8 and $1.7 for 2005 and 2004, respectively, apply exclusively to certain foreign net operating losses whose likelihood of utilization appears to be less than the “more likely than not” standard required by SFAS No. 109 recognition.

No provision has been made for U.S. or additional foreign taxes on undistributed earnings of certain foreign subsidiaries. Those earnings have been, and will continue to be, permanently reinvested, but could become subject to additional tax if they were remitted as dividends, were loaned to Inamed or a U.S. affiliate, or if Inamed should sell the stock of its foreign subsidiaries. The additional tax on the cumulative amount of reinvested earnings that has not been recorded was approximately $40.9, $37.4, and $29.3, as of December 31, 2005, 2004, and 2003, respectively.

Inamed projects that it will utilize all of its federal net operating loss carry-forwards for the tax year 2005. Inamed also has federal tax credit carryforwards of approximately $7.1 that will expire in various years beginning in 2019.

For state income tax purposes, Inamed has net operating losses of approximately $7.1 with a corresponding tax benefit of about $0.5, which expires no earlier than 2007. In addition, Inamed has state tax credit carryforwards of approximately $10.1, which begin to expire in 2019.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of any net operating loss or credit carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

In December 2004, the FASB issued SFAS No. 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS No. 109-2), which provides guidance relating to application of the American Jobs Creation Act (the AJCA) which was signed into law on October 22, 2004. The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS No. 109-2 allows an entity time beyond the current reporting period to evaluate the effect of the Act on its plans to reinvest or repatriate foreign earnings for purposes of applying SFAS No. 109, and provides accounting and disclosure guidance for the repatriation provision. This Staff Position was effective upon issuance. The Company has evaluated the repatriation provisions and has decided not to avail itself of the repatriation provisions made available by the American Jobs Creation Act of 2004.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company accrues tax expense from these audits in accordance with SFAS No. 5 “Accounting for Contingencies”, or when tax expense is probable and can be reasonably estimated. Because of the uncertainties related to both the amount and range of potential expense from tax audits, the Company is unable to make reasonable estimates of the liability that could result from unfavorable outcomes. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

NOTE 13—STOCKHOLDERS’ EQUITY (Share quantity and per share data shown as actual, not millions)

Stock Options

Inamed has adopted several stock option plans and issued both standalone stock options. At December 31, 2005, under the terms of all director, officer and employee stock option plans, 1,121,660 shares of common stock were available for grant.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

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

In 2004, Inamed adopted the 2004 Performance Stock Option Plan (the “2004 Plan”), which authorized Inamed to issue options to employees, directors, or consultants. The exercise price per share is the fair market value per share on the date of grant. In general, options issued under the 2004 Plan are exercisable over ten years, or as few as five as required by law. Options will become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Board.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

The following table represents share information for all the option plans for Inamed:

	Authorized shares	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
The 1993 Plan	225,000	30,000	$18.45	—
The 1998 Plan	675,000	53,377	$58.28	27,499
The 1999 Program	1,350,000	214,917	$47.18	173,665
The 2000 Option Plan	2,287,500	629,048	$45.07	15,496
The 2003 Outside Director Plan	225,000	120,000	$54.44	105,000
The 2004 Plan	500,000	—	$—	500,000
Equity compensation plans approved by Stockholders	5,262,500	1,047,342	$46.49	821,660
Stand Alone Options, not approved by Stockholders	2,426,250	—	$—	300,000
Total	7,688,750	1,047,342	$46.49	1,121,660

Summary

Activity under these plans for the years ended December 31, 2005, 2004, and 2003 was as follows (shares in millions):

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at the beginning of the year	1.8	$39.99	2.1	$32.51	3.3	$15.18
Granted	0.1	$65.53	0.4	$53.67	1.1	$47.37
Cancelled	—	$43.45	(0.1)	$44.23	(0.1)	$21.89
Exercised	(0.8)	$32.80	(0.5)	$19.68	(2.2)	$14.15
Options outstanding at the end of the year	1.1	$46.49	1.8	$39.99	2.1	$32.51
Options exercisable at the end of the year	0.5	$40.08	0.6	$32.23	0.2	$19.40
Weighted average fair value of options granted during the year		$16.05		$19.32		$14.54

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in millions):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 4.33 - $21.08	0.11	5.83	$17.97	0.11	$17.97
$21.13 - $46.91	0.11	6.13	$36.14	0.07	$32.53
$47.36 - $48.68	0.07	7.39	$47.71	0.04	$47.62
$48.82 - $48.99	0.54	7.95	$48.95	0.24	$48.95
$49.70 - $61.03	0.11	7.51	$55.95	0.04	$57.21
$61.63 - $63.95	0.09	8.38	$62.37	0.00	$—
$67.35 - $76.88	0.02	6.60	$70.66	0.00	$—
$ 4.33 - $76.88	1.05	7.46	$46.49	0.50	$40.08

2000 Employee Stock Purchase Plan

In January 2000, Inamed adopted the 2000 Employee Stock Purchase Plan. This plan was intended to assist Inamed in securing and retaining its employees by allowing them to participate in the ownership and growth of Inamed through the grant of certain rights to purchase shares of Inamed’s common stock at a discount of 15% from the fair market value of the shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of Inamed and its subsidiaries and provides them with an increased incentive to work toward Inamed’s success.

Under the 2000 Employee Stock Purchase Plan, each eligible employee was permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee’s compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other Inamed plan that is intended to comply with Section 423 of the Internal Revenue Code.

The 2000 Employee Stock Purchase Plan, as amended in 2001, provided for a series of consecutive offering periods that were six months long. Offering periods commenced on February 1 and August 1 of each year during the term of the Plan. During each offering period, participating employees were able to purchase shares of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each offering period, whichever price was lower. Under terms of the 2000 Stock Purchase Plan, as amended, 600,000 shares of common stock had been reserved for issuance to employees. There were 114,095 shares left available in the Plan when it ceased after the July 31, 2005 purchase. In 2005, 2004, and 2003, 81,449 shares ($4.3), 104,955 shares ($4.2), and 155,089 shares ($1.9), respectively, were purchased by approximately 370, 360, and 200 participating employees under the Plan.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Restricted Stock Plan

In 2003, Inamed adopted the 2003 Restricted Stock Plan, as amended in 2004, which authorizes Inamed to issue shares to any employee, officer, consultant, or non-employee director. Restricted Stock Awards may be granted by the Board subject to vesting and any other restrictions (including a period during which vested shares may not be sold) as determined by the Board and stated in the Award Agreement. Restricted stock may not be sold or otherwise transferred or pledged until the restrictions lapse or are terminated.

	Authorized Shares	Number of Shares Issued	Available for Issuance
The 2003 Restricted Stock Plan, as amended	300,000	253,950	46,050

The following table summarizes the restricted stock-based compensation charges that have been included in the following captions of the income statement, for each of the periods presented:

	2005	2004	2003
Cost of goods sold	$0.5	$0.3	$0.0
Selling, general and administrative	$3.0	$1.8	$0.1
	$3.5	$2.1	$0.1

NOTE 14—STOCK REPURCHASE PROGRAM

As of December 31, 2005, Inamed has the ability under the term loan agreement to purchase up to $75.0 of its common stock, reduced by the amount of dividends paid over the life of the credit facility. Inamed has no stock repurchase program in place as of December 31, 2005.

NOTE 15—EMPLOYEE BENEFIT PLANS

In January 1990, Inamed adopted a 401(k) Defined Contribution Plan (the Plan) for all U.S. employees. Participants may contribute to the Plan and Inamed may, at its discretion, match a percentage of the participant’s contribution as specified in the Plan’s provisions. Inamed’s contributions to the plan approximated $1.1, $1.1, and $0.9, for the years ended December 31, 2005, 2004, and 2003, respectively.

In February 1990, McGhan Limited (Inamed’s Irish subsidary) adopted a Defined Contribution Plan. Upon commencement of service, these employees become eligible to participate in the plan and contribute to the plan up to 5% of their compensation. Inamed’s matching contribution is up to 8.5% of the participant’s compensation. Inamed’s contributions to the plan approximated $0.7, $0.6, and $0.4 for the years ended December 31, 2005, 2004, and 2003, respectively.

Certain other foreign subsidiaries sponsor defined contribution plans. The remaining plans, covering approximately 80 non-U.S. employees, were instituted at various times during 1991 through 1997 and the accumulated assets and obligations are immaterial. These plans are funded annually according to plan provisions with aggregate contributions of $0.4, $0.4, and $0.3 for the years ended December 31, 2005, 2004, and 2003, respectively.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 16—PRODUCT LINE AND GEOGRAPHICAL FINANCIAL INFORMATION

Inamed’s sales by product line are as follows:

	2005	2004	2003
Breast Aesthetics	$230.9	$215.8	$177.8
Obesity Intervention	131.2	88.5	63.1
Facial Aesthetics	71.7	75.6	87.2
Other*	4.0	4.5	4.5
Total	$437.8	$384.4	$332.6

*                    Other includes ongoing sales to other medical manufacturers (principally sales of Contigen).

Inamed’s sales by major country (according to the location of the customer) were as follows:

	2005	2004	2003
U.S.	$268.7	$235.2	$215.2
All Other Countries*	169.1	149.2	117.4
Total	$437.8	$384.4	$332.6

*       No other country’s sales comprise more than 10% of net sales for any of the years

Long-lived assets (which consist of property and equipment) by major country were as follows:

	2005	2004
U.S.	$41.6	$42.2
Ireland	17.1	17.4
All Other Countries*	5.7	2.9
Total	$64.4	$62.5

*       No other country’s long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2005 or 2004.

NOTE 17—MAJOR SUPPLIERS

The Company purchases its raw materials and certain finished products from many different suppliers worldwide. There are three suppliers which account for $32.6, $22.1, and $21.3 of raw material purchases for the years ending December 31, 2005, 2004, and 2003 respectively.

NOTE 18—LEASE, GOVERNMENT SUBSIDY AND ROYALTY COMMITMENTS

Inamed leases facilities under operating leases. Rent expense aggregated $7.3, $7.4, and $5.7 for the years ended December 31, 2005, 2004, and 2003, respectively.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

Minimum lease commitments under all non-cancelable operating leases at December 31, 2005 are as follows:

2006	$7.5
2007	6.2
2008	5.5
2009	5.4
2010	5.5
Thereafter	22.4
$52.5

Deferred grant income represents grants received from the Irish Industrial Development Authority, or IDA, for the purchase of capital equipment and is being amortized to income over the life of the related assets. Amortization for the years ended December 31, 2005, 2004, and 2003, respectively was $0.2, $0.2, and less than $0.1. IDA grants are subject to revocation upon a change of ownership or liquidation of McGhan Limited. If the grant was revoked, Inamed would be liable on demand from the IDA for all sums received and deemed to have been received by Inamed in respect to the grant. In the event of revocation of the grant, Inamed could be liable for the amount of approximately $1.2 at December 31, 2005.

Inamed has obtained the right to produce, use and sell patented technology through various license agreements. Inamed pays royalties ranging from 1% to 8% of the related sales, depending upon sales levels. Royalty expense under these agreements was approximately $17.4, $9.9, and $6.1 for the years ended December 31, 2005, 2004, and 2003, respectively, and is included in cost of goods sold.

NOTE 19—RELATED PARTY TRANSACTIONS

In 2001, Inamed loaned an executive $0.2 under a full recourse note bearing minimum interest at approximately 4%. The note had annual installments due of one-third of the principal balance in February of 2003, 2004, and 2005, with all accrued interest due and payable in February 2005. As of December 31, 2004 the note balance and accrued interest was $0.1, and was paid in full in February 2005.

In 2005, 2004, and 2003, respectively, Inamed paid $0.0, $0.4, and $1.4 to a marketing consulting firm which is owned by the son-in-law of one of the Company’s Directors. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties. The unpaid balance at December 31, 2005 and 2004 was $0.0.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

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

Concurrently with the MDA announcement of June 6, 2000, Inamed announced that, through its AEI, Inc. subsidiary, it had undertaken a comprehensive program of support and assistance for women who have received Trilucent breast implants, under which it is covering medical expenses associated with the removal and replacement of those implants for women in the European Community, the U.S. and other countries. After consulting with competent authorities in each affected country, the Company terminated this support program effective as of March 31, 2005 in all countries other than the United States and Canada. Notwithstanding the termination of the general program, Inamed continued to pay for certain explanations and related expenses if a patient justified her delay in having her Trilucent implants removed on medical grounds or owing to lack of notice. Under this program, the Company may pay a fee to any surgeon who conducts an initial consultation with any Trilucent implantee. The Company also pays for the explantation procedure and related costs, and for replacement (non-Trilucent) implants for women who are candidates for and who desire them. To date, virtually all of the U.K. residents and more than 95% of the non-U.K. residents who have requested explantations as a result of an initial consultation have had them performed. Prior to February 15, 2005, an insurance company reimbursed us for approximately 70% of these expenses. As of February 15, 2005, this insurance expired.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

In 2000-2002, Inamed was sued in various litigations in the United States alleging bodily injury caused by Trilucent breast implants. All of these cases have now been dismissed or settled and, except for one matter recently brought by an individual who received Trilucent implants in a U.S. clinical trial (and who executed a broadly-worded informed consent in order to participate in that trial), Inamed is not a party to any Trilucent related court proceedings in the United States at this time.

Also, since the third quarter of 2000, Inamed and its subsidiaries have received notices of claims from European women, the vast majority of them residents of the U.K. or Spain, seeking compensation for general and special damages for alleged bodily injuries from Trilucent implants. In November 2000, with the consent and approval of its insurers, AEI, Inc., on behalf of itself, its affiliates and insurers, entered into a settlement protocol with the lead solicitor for the U.K. claimants. The protocol afforded a fixed level of compensation to qualified claimants who, in an uncomplicated surgical procedure, have had their Trilucent breast implants explanted in reliance on the June 2000 MDA hazard notice. The protocol also afforded a mechanism for the efficient resolution of any claims alleging that the early explantation of Trilucent implants involved serious surgical complications or resulted in a medical condition, which required either extended hospitalization or extended home care. More than 95% of the U.K. women who have had their Trilucent implants explanted since June 2000, represented by more than 90 different solicitors, have sought compensation through the settlement protocol. Effective September 15, 2005, Inamed closed its settlement protocol in the U.K. To date, Inamed has not received any civil proceedings in the UK as a result of its Trilucent-related exposure.

In addition, in Spain, prior to September 30, 2005, Inamed offered a protocol similar in structure to the United Kingdom protocol. During the time that this Spanish protocol was open, the Company received 336 claims. In addition, a Spanish consumer union has commenced a single action in which the consumer union Avinesa alleges that it represents 41 Spanish Trilucent explantees. Finally, to date, 63 women have commenced individual legal proceedings in court against us, of which 39 were still pending as of December 31, 2005. Prior to the issuance of a decision by an Appellate Court sitting in Madrid in the second quarter of 2005, we won approximately one-third, and lost approximately two-thirds of our Trilucent cases in the lower courts. The average damages awarded in cases we lost were approximately $18,000. In the second quarter of 2005, in a case called Gomez Martin v. AEI, for the first time an appellate court in Spain issued a decision holding that Trilucent breast implants were not “defective” within the meaning of applicable Spanish product liability law and dismissed a EUR 60,000 award issued by the lower court. While this ruling is a positive development for the Company, it may not be followed by other Spanish appellate courts or could be modified or found inapplicable to other cases filed in the Madrid district. The Avinesa class action was filed in the Madrid district. To date, since the ruling in Gomez Martin, the Company has had greater success in winning the Spanish cases than before that ruling.

In 2002, Inamed came to final settlements with each of its two insurers for product liability claims arising from the Trilucent implant. Under one settlement, with MEDMARC Casualty Insurance Company, MEDMARC paid $6.0 million in cash to Inamed in January 2003, and $1.5 million in cash in May 2003, and, effective November 16, 2002, agreed to make a policy with a limit of $10.0 million available to the Company for defense and indemnification of Trilucent-related bodily injury claims worldwide. The policy does not cover claims filed against us after November 7, 2005. As of June 30, 2004 we had no remaining coverage under this policy. Under the second settlement, AISLIC, an AIG company, agreed to make an

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

excess policy with a limit of $10.0 million available to the Company for the indemnification of non-U.S. Trilucent claims. There was approximately $1.6 million remaining under this commitment at December 31, 2005. As a result of these settlements, we released both carriers from any other actual or potential financial claims under the policies and dismissed all carrier related litigation with prejudice.

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

On September 27, 2004, the MHRA issued an update on Trilucent in which it concluded:

4.                the recommendation that Trilucent breast implants should be removed remains appropriate because exposure to local tissue to toxic compounds has been confirmed;

5.                there is no evidence for local or systemic disease risk once the implants are removed; and

6.                no further studies are needed to assess the potential risk of Trilucent breast implants.

In addition, at December 31, 2005, Inamed had an accrual for future Trilucent claims, costs, and expenses of approximately $4.0 million and insurance of $1.6 million, or $2.4 million, net of insurance.

Based upon the information and analyses currently available to Inamed, the Company believes that its current accruals and available insurance coverage are sufficient to discharge future Trilucent related liabilities; however, there can be no assurances that the future Trilucent liabilities will not exceed the current accruals and insurance coverage.

PATENTS AND LICENSE LITIGATION

Manders Matter

Inamed is a defendant in Ernest K. Manders, M.D. v. McGhan Medical Corporation, et al., pending in the U.S. District Court for the Western District of Pennsylvania, Case No. 02-CV-1341. The amended complaint in the Manders case seeks damages for alleged infringement of a patent allegedly held by Manders in the field of tissue expanders. The Company does not believe that it practices the device claimed by Manders or that it teaches the methods he claims. Accordingly, in February 2003, Inamed answered the complaint, denying its material allegations, and counterclaimed against Manders for declarations of invalidity as well as noninfringement. Fact discovery was completed on July 31, 2004. Expert discovery relating to claim construction issues was completed in August 2004. Manders has elected to limit his claim for infringement to twelve of the forty-six claims in his patent. The Court held a Markman hearing on September 23, October 6-7, and 18, 2004. On February 23, 2006, the Court issued its Memorandum Opinion on claim construction. The Court also issued an order setting a Status Conference for April 21, 2006, which will set the schedule for remaining pretrial activities including a period of time for expert discovery. The Company intends to defend this lawsuit vigorously.

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

OTHER MATTERS

Government Inquiry

On February 24, 2005, the U.S. Securities and Exchange Commission (SEC) notified Inamed that it had initiated a formal private investigation to determine whether Inamed has violated federal securities laws. The Company was not aware of the investigation or any related inquiry prior to that date. Inamed has fully cooperated in the investigation. Based upon communications with the SEC Staff, the Company believes the investigation relates to assessing the adequacy of its disclosures regarding one style (Style 153) of silicone gel-filled breast implant products. This particular style accounted for approximately $3.4 million (less than 1%) of total revenues in 2004. On September 8, 2005, the SEC Staff notified Inamed that it intended to recommend to the SEC that the investigation be closed without any enforcement action or recommendation. There can be no assurance, however, that the SEC will accept that recommendation or that the scope of the investigation will not change or expand. While the Company believes that its disclosures regarding its silicone gel-filled breast implant products have been and are in compliance with federal securities laws, there can be no assurance that the investigation will not have an adverse effect on Inamed.

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

INAMED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
(millions)

NOTE 21—QUARTERLY SUMMARY OF OPERATIONS—(Unaudited, see accompanying accountants’ report) (Per share data shown as actual, not millions)

The following is a summary of selected quarterly financial data for 2005 and 2004:

	Quarter
	1st	2nd	3rd	4th
Net Sales:
2005	$105.2	$114.6	$105.2	$112.8
2004	$90.8	$99.7	$90.0	$103.8
Gross Profit:
2005	$76.0	$82.8	$76.0	$82.2
2004	$65.9	$72.9	$64.2	$73.6
Net Income (Loss):
2005	$13.7	$20.6	$14.9	$(75.4	)(1)
2004	$17.5	$9.8	$16.8	$18.9
Net Income (Loss) per share:
2005 Basic	$0.38	$0.57	$0.41	$(2.06)
2005 Diluted	$0.38	$0.56	$0.41	$(2.06)
2004 Basic	$0.50	$0.28	$0.47	$0.53
2004 Diluted	$0.49	$0.27	$0.47	$0.52

(1)—Included in net loss is $110.4 of Medicis merger termination fees and related merger expenses.

SCHEDULE II
INAMED CORPORATION AND SUBSIDIARIES
VALUATION ACCOUNTS
Years ended December 31, 2005, 2004, and 2003
(In millions)

	Beginning of			Ending of
	Period Balance	Additions	Deductions	Period Balance
Year ended December 31, 2005:
Allowance for returns(1)	$12.0	$136.2	$139.8	$8.4
Allowance for doubtful accounts(2)	6.1	2.0	2.4	5.7
Allowance for undelivered product(3)	0.4	1.2	1.1	0.5
Allowance for obsolescence(4)	1.3	1.0	0.6	1.7
Valuation allowance for deferred tax assets(5)	1.7	0.1	—	1.8
Year ended December 31, 2004:
Allowance for returns(1)	9.3	136.3	133.6	12.0
Allowance for doubtful accounts(2)	9.4	3.2	6.5	6.1
Allowance for undelivered product(3)	1.0	1.0	1.6	0.4
Allowance for obsolescence(4)	1.3	0.5	0.5	1.3
Valuation allowance for deferred tax assets(5)	1.1	0.6	—	1.7
Year ended December 31, 2003:
Allowance for returns(1)	7.0	115.9	113.6	9.3
Allowance for doubtful accounts(2)	3.9	7.3	1.8	9.4
Allowance for undelivered product(3)	0.6	0.9	0.5	1.0
Allowance for obsolescence(4)	6.9	4.5	10.1	1.3
Valuation allowance for deferred tax assets(5)	2.0	—	0.9	1.1

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